Form 10-Q
period 1994-03-31
PRATT HOTEL CORP /DE/
filed 1994-05-16
CIK 30117

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM-10Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended              March 31, 1994
                               -------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number      1-6339
                       ----------------

                            PRATT HOTEL CORPORATION
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                              75-1295630
- - ------------------------------------- ------------------------------------------
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)

  Two Galleria Tower, Suite 2200
       13455 Noel Road, LB 48
            Dallas, Texas                               75240
- - ------------------------------------- ------------------------------------------
(Address of principal executive                       (Zip Code)
            offices)

(Registrant's telephone number, including area code)     (214) 386-9777
                                                     ---------------------------

                               (Not Applicable)

- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                               -------     -------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at May 10, 1994
- - ------------------------------------- ------------------------------------------
  Common Stock, $.10 par value                     5,176,627 Shares

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES



PART I:  FINANCIAL INFORMATION
- - ------------------------------


INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - -------------------------------------------------------


     Pratt Hotel Corporation and its subsidiaries ("PHC") are engaged primarily in the ownership, operation and management of casino/hotels and hotels in the United States and Puerto Rico and the management of a riverboat gaming facility located in Aurora, Illinois ("Hollywood - Aurora"). Approximately 20% of PHC's outstanding common shares are listed and traded on the American Stock Exchange under the symbol PHC. The remaining 80% of the common shares of PHC are owned by Hollywood Casino Corporation ("HCC"), a Delaware corporation with approximately 43% of its outstanding common shares listed and traded on the NASDAQ under the symbol HWCC. The remaining outstanding HCC common shares are owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by certain family members related to such individuals (collectively, the "Pratt Family").

     The financial statements as of March 31, 1994 and for the three month periods ended March 31, 1994 and 1993 have been prepared by PHC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PHC as of March 31, 1994, and the results of its consolidated operations for the three month periods ended March 31, 1994 and 1993, and its consolidated cash flows for the three month periods ended March 31, 1994 and 1993.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in PHC's 1993 Annual Report on Form 10-K.

     A significant portion of PHC's assets relate to its wholly owned subsidiary, Greate Bay Hotel and Casino, Inc. ("GBH&C"), which owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September; consequently, the results of operations for the three month period ended March 31, 1994 are not necessarily indicative of the operating results for the full year.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                     ASSETS

                                                  MARCH 31,          DECEMBER 31,
                                                    1994                1993
                                                -------------       -------------
Current Assets:

  Cash and cash equivalents                     $  21,973,000       $  15,466,000
  Accounts receivable, net of allowances
    of $14,921,000 and $14,814,000,
    respectively                                   14,693,000          14,179,000
  Inventories                                       3,909,000           3,845,000
  Due from affiliates - current                     5,155,000           4,356,000
  Deferred income taxes                             1,589,000           2,904,000
  Refundable deposits and other
    current assets                                  5,658,000           5,046,000
                                                -------------       -------------

    Total current assets                           52,977,000          45,796,000
                                                -------------       -------------

Property and Equipment:

  Land                                             37,807,000          37,554,000
  Buildings and improvements                      169,340,000         169,340,000
  Operating equipment                              74,748,000          74,256,000
  Construction in progress                          9,466,000           6,829,000
                                                -------------       -------------

                                                  291,361,000         287,979,000
  Less - accumulated depreciation
    and amortization                             (128,483,000)       (124,877,000)
                                                -------------       -------------

    Net property and equipment                    162,878,000         163,102,000
                                                -------------       -------------

Other Assets:

  Obligatory investments                            4,569,000           4,497,000
  Deferred financing costs                         10,898,000             562,000
  Notes receivable                                 17,050,000           7,860,000
  Other assets                                      1,857,000           2,106,000
                                                -------------       -------------

    Total other assets                             34,374,000          15,025,000
                                                -------------       -------------
                                                $ 250,229,000       $ 223,923,000
                                                =============       =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                 MARCH 31,      DECEMBER 31,
                                                    1994            1993
                                               --------------  --------------

Current Liabilities:

  Borrowings from affiliate                    $   9,000,000   $  16,133,000
  Current maturities of long-term debt             7,175,000       7,862,000
  Accounts payable                                10,134,000       8,138,000
  Accrued liabilities -
    Salaries and wages                             4,553,000       3,543,000
    Progressive jackpot                            1,323,000       1,327,000
    Interest                                       4,311,000       6,437,000
    Costs related to extinguishment of debt                -      10,498,000
    Other                                          9,789,000       8,276,000
  Other current liabilities                        3,312,000       5,245,000
                                               -------------   -------------

    Total current liabilities                     49,597,000      67,459,000
                                               -------------   -------------

Long-Term Debt                                   329,779,000     280,260,000
                                               -------------   -------------

Other Noncurrent Liabilities                      13,295,000      14,039,000
                                               -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:

  Common stock, $.10 par value per
    share; 10,000,000 shares authorized;
    5,176,627 and 5,175,977 shares issued
    and outstanding, respectively                    518,000         518,000
  Additional paid-in capital                      15,583,000      15,581,000
  Accumulated deficit                           (158,543,000)   (153,934,000)
                                               -------------   -------------

    Total shareholders' deficit                 (142,442,000)   (137,835,000)
                                               -------------   -------------

                                               $ 250,229,000   $ 223,923,000
                                               =============   =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ----------------------------
                                                        1994            1993
                                                    -----------      -----------
Revenues:
  Casino                                            $54,136,000      $53,168,000
  Rooms                                               3,208,000        3,365,000
  Food and beverage                                   7,513,000        7,398,000
  Other                                               4,247,000        3,195,000
                                                    -----------      -----------
                                                     69,104,000       67,126,000
  Less - Promotional allowances                      (6,432,000)      (6,233,000)
                                                    -----------      -----------
    Net revenues                                     62,672,000       60,893,000
                                                    -----------      -----------
Expenses:
  Casino                                             42,397,000       39,914,000
  Rooms                                                 965,000        1,058,000
  Food and beverage                                   2,599,000        2,581,000
  Other                                                 986,000        1,238,000
  General and administrative                          6,682,000        6,838,000
  Depreciation and amortization                       4,414,000        4,896,000
                                                    -----------      -----------
    Total expenses                                   58,043,000       56,525,000
                                                    -----------      -----------
      Income from operations                          4,629,000        4,368,000
                                                    -----------      -----------

Non-operating income (expense):
  Interest income                                       443,000          390,000
  Interest expense                                   (9,854,000)      (9,419,000)
                                                    -----------      -----------
    Total non-operating expense, net                 (9,411,000)      (9,029,000)
                                                    -----------      -----------

  Loss before income taxes                           (4,782,000)      (4,661,000)
Income tax benefit                                      173,000          104,000
                                                    -----------      -----------

Net loss                                            $(4,609,000)     $(4,557,000)
                                                    ===========      ===========

Net loss per common share                           $      (.89)     $      (.89)
                                                    ===========      ===========

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                --------------------------------------
                                                                                    1994                      1993
                                                                                -------------             ------------
OPERATING ACTIVITIES:
  Net loss                                                                      $  (4,609,000)            $ (4,557,000)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Depreciation and amortization, including
      accretion of debt discount                                                    5,146,000                4,985,000
    Provision for doubtful accounts                                                   644,000                  655,000
    Deferred income taxes                                                             251,000                  (70,000)
    (Increase) decrease in accounts receivable                                     (1,890,000)               1,212,000
    (Decrease) increase in accounts payable and
      accrued expenses                                                             (8,222,000)               4,884,000
    (Decrease) increase in progressive jackpot accrual                                 (4,000)                 123,000
    Net change in other current assets and liabilities                             (1,360,000)              (1,456,000)
    Net change in other noncurrent assets and liabilities                            (448,000)                  53,000
                                                                                -------------             ------------
      Net cash (used in) provided by operating activities                         (10,492,000)               5,829,000
                                                                                -------------             ------------

INVESTING ACTIVITIES:
  Net property and equipment additions                                             (3,384,000)                (518,000)
  Obligatory investments                                                              (55,000)                (665,000)
  Purchase of mortgage note                                                        (5,750,000)                   -
                                                                                -------------             ------------
    Net cash used in investing activities                                          (9,189,000)              (1,183,000)
                                                                                -------------             ------------

FINANCING ACTIVITIES:
  (Repayment) issuance of short-term debt                                         (21,000,000)              21,000,000
  Net repayments to affiliate                                                      (7,133,000)                   -
  Deferred financing costs                                                        (10,465,000)              (1,629,000)
  Issuance of long-term debt                                                      285,000,000                    -
  Repayments of long-term debt                                                   (220,216,000)             (10,878,000)
  Issuance of common stock                                                              2,000                   27,000
                                                                                -------------             ------------
    Net cash provided by financing activities                                      26,188,000                8,520,000
                                                                                -------------             ------------
    Net increase in cash and cash equivalents                                       6,507,000               13,166,000
      Cash and cash equivalents at beginning
        of period                                                                  15,466,000               13,459,000
                                                                                -------------             ------------
      Cash and cash equivalents at end of period                                $  21,973,000             $ 26,625,000
                                                                                =============             ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     Pratt Hotel Corporation, a Delaware corporation, and its subsidiaries ("PHC"), are engaged in the operation or management of casino/hotels, a riverboat gaming facility and non-casino/hotel properties. PHC's principal assets are the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"), and a management contract on a riverboat gaming facility located in Aurora, Illinois ("Hollywood - Aurora")(Note 5). PHC's other operations in the United States and the Caribbean, including various ventures in which PHC has an interest, are managed by PHC or its subsidiaries. Hollywood Casino Corporation ("HCC"), a Delaware corporation which is approximately 57% owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by certain family members related to such individuals (collectively, the "Pratt Family"), owns approximately 80% of the common stock of PHC.

     The consolidated financial statements as of March 31, 1994 and for the three month periods ended March 31, 1994 and 1993 have been prepared by PHC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PHC as of March 31, 1994, and the results of its consolidated operations and cash flows for the three month periods ended March 31, 1994 and 1993.

(2)  SHORT-TERM CREDIT FACILITIES

     PHC had no unused short-term credit facilities at March 31, 1994 and December 31, 1993. During February and March 1993 a subsidiary of PHC issued $21,000,000 of Series A and Series B 13.5% Guaranteed First Mortgage Notes due in 1994 (the "Series Notes"). The Series Notes were not registered under the Securities Act and since no such registration became effective prior to August 18, 1993, the interest rate increased to 14% per annum effective at that date. The indenture to the Series Notes also provided for additional increases of .25% to become effective after each succeeding 90-day period. Refinancing of the Series Notes was completed in February 1994 when a subsidiary of PHC issued $185,000,000 of 10 7/8% First Mortgage Notes due in 2004 (see Note 3).

     As of March 31, 1994 and December 31, 1993, PHC and its subsidiaries had outstanding borrowings of $10,000,000 and $10,050,000, respectively, from HCC. Of the amounts loaned, $1,000,000 is classified as noncurrent in the accompanying balance sheet at March 31, 1994 and December 31, 1993, in accordance with certain indenture requirements that such $1,000,000 remain

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                 (Unaudited)


outstanding until April 1998. The remaining amounts are due on demand, or if no demand is made, on April 1, 1998. Borrowings from HCC bear interest at the rate of 14% per annum, payable semiannually. It is anticipated that PHC and its subsidiaries may, from time to time, obtain additional loans from HCC under similar terms.

     HCC agreed to loan up to $8,000,000 to a subsidiary of PHC, the proceeds of which were to be used by the Sands in connection with an expansion of its gaming space. During 1993, HCC loaned $7,083,000 to the subsidiary for such purposes. Such loans accrued interest at the rate of 13.5% per annum payable semiannually, and the outstanding balance of $8,000,000 was repaid during February 1994 in connection with the refinancing of virtually all of PHC's casino-related outstanding debt (see Note 3).

(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of PHC's assets are pledged in connection with PHC's long-term indebtedness. Additionally, the indentures with respect to PHC's recently completed refinancing contain certain cross-default provisions.


                                                                MARCH 31,              DECEMBER 31,
                                                                  1994                    1993
                                                             -------------           -------------
  11 3/4% first mortgage notes,
    refinanced in 1994, net of
    discount of $45,000(a)                                   $        -              $ 161,623,000
  15 1/2% unsecured notes, refinanced in 1994(b)                      -                 97,143,000
  10 7/8% first mortgage notes, due 2004(c)                    185,000,000                    -
  11 5/8% senior notes, due 2004(d)                             85,000,000                    -
  14 5/8% junior subordinated notes, due 2005(e)                15,000,000                    -
  14 7/8% secured promissory note, net of
    discount of $69,426,000(f)                                  41,210,000                    -
  Second lien wrap-around mortgage note,
    due 1994(g)                                                  6,546,000               6,663,000
  Series Notes, refinanced in 1994(Note 2)                            -                 21,000,000
  Other                                                          4,198,000               1,693,000
                                                             -------------           -------------
                                                               336,954,000             288,122,000
          Less - current maturities                             (7,175,000)             (7,862,000)
                                                             -------------           -------------
              Total long-term debt                           $ 329,779,000           $ 280,260,000
                                                             =============           =============

_______________________

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

(a) On August 6, 1987, a subsidiary of PHC obtained $170,504,000 by issuing $173,030,000 of seven-year, non-callable, nonrecourse first mortgage notes bearing interest at 11 3/4% per annum, payable semiannually (the "11 3/4% First Mortgage Notes"), net of a $2,526,000 discount. The 11 3/4% First Mortgage Notes were repaid in February 1994.

(b) On February 23, 1988, PCPI Funding Corp., a subsidiary of PHC, issued $115,000,000 of unsecured notes due April 1, 1998 bearing interest at 15 1/2% per annum, payable semiannually (the "PCPI Notes"). On November 3, 1989, PCPI Funding Corp. redeemed $17,857,000 of the PCPI Notes pursuant to a one-time redemption right exercised by the noteholders, and during 1990 HCC purchased $38,779,000 principal amount of the PCPI Notes. The remaining principal balance of $58,364,000 was publicly held and was redeemed during February 1994. The PCPI Notes held by HCC were exchanged during February 1994 - see (f) below.

(c) On February 17, 1994, a subsidiary of PHC issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes"). Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 will become due on each interest payment date.

     The indenture to the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PHC to pay dividends to PHC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture also requires the maintenance of certain cash balances and that, commencing in 1994, a minimum of $7,000,000 be committed for property and fixture renewals, replacements and betterments, subject to increases of five percent per annum each year thereafter. The indenture also contains certain cross-default provisions with respect to the senior notes described in (d) below.

(d) On February 17, 1994, a subsidiary of PHC issued $85,000,000 of unsecured senior notes due April 15, 2004 (the "Senior Notes"). Interest on the Senior Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The Senior Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture to the Senior Notes contains various provisions which, among other things, restricts the ability of certain subsidiaries of PHC to pay dividends to PHC, to merge,

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

     consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with respect to the 10 7/8% First Mortgage Notes described in (c) above.

(e) On February 17, 1994, PRT Funding Corp., a subsidiary of PHC, issued $15,000,000 of junior subordinated notes (the "Junior Subordinated Notes") to HCC. The Junior Subordinated Notes are due in February 2005 and bear interest at the rate of 14 5/8% per annum which, subject to meeting certain financial tests provided for in the indenture, is payable semiannually commencing August 17, 1994.

(f) On February 17, 1994, PPI Funding Corp., a newly formed subsidiary of PHC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for the $38,779,000 principal amount of PCPI Notes held by HCC - see (b) above. The increased principal amount of the new notes includes a call premium on the exchange ($1,745,000) equal to 4 1/2% of the principal amount of PCPI Notes exchanged; such premium was paid to all third parties holding PCPI Notes. The PPI Funding Notes are discounted to yield interest at the rate of 14 7/8% per annum and have a face value of $110,636,000. Payment of interest is deferred through February 17, 2001 at which time interest will become payable semiannually with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of PHC.

(g) The note matures on October 1, 1994 and bears annual interest at prime plus two percentage points (subject to a minimum of 11.5%), payable monthly based on a 15-year amortization schedule. PHC is not an obligor on the first lien portion of this note ($2,702,000 and $2,736,000 at March 31, 1994 and December 31, 1993, respectively), which also matures on October 1, 1994.

     Scheduled payments of long-term debt as of March 31, 1994 are set forth below:


                  1994 (9 months)     $   7,049,000
                  1995                      523,000
                  1996                      569,000
                  1997                    3,482,000
                  1998                    5,457,000
                  Thereafter            389,300,000
                                      -------------

                      Total           $ 406,380,000
                                      =============

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     Interest paid for the three month periods ended March 31, 1994 and 1993 amounted to $11,454,000 and $5,316,000, respectively.

(4)  INCOME TAXES

     Components of PHC's benefit for income taxes consisted of the following:

                                THREE MONTHS ENDED
                                     MARCH 31,
                          -------------------------------
                              1994               1993
                          ------------       ------------

Current:
  Federal.........        $       -          $       -
  State...........             424,000             34,000
Deferred - State..            (251,000)            70,000
                          ------------       ------------
                          $    173,000       $    104,000
                          ============       ============


     PHC is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and PHC, PHC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. PHC paid no state or federal income taxes for the three months ended March 31, 1994 or 1993.

     Both federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current annual period and reflect the nondeductibility for income tax purposes of certain items, including certain amortization, travel and entertainment and other expenses. Quarterly income tax provisions or benefits are determined by applying the resulting effective income tax rate to the results of operations for the quarter.

     PHC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $67,000,000, of which approximately $47,000,000 do not begin to expire until the year 2003. Additionally, PHC and its subsidiaries have various tax credits available totaling approximately $4,000,000, most of which expire by the year 2002. In the first quarter of 1993, PHC adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109"). SFAS 109 requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's is more likely than not, a valuation allowance should be recorded. Due to the losses of PHC and

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

its subsidiaries through the first quarter of 1994 for both financial and tax reporting, management was unable to determine that realization of such asset was more likely than not and thus has provided valuation allowances for the entire deferred tax asset for all periods presented.

     Sales by existing shareholders of common stock or purchases of shares of publicly-held common stock of PHC by a five percent stockholder, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), can cause a "change of control", as defined in Section 382 of the Code, which would limit the ability of PHC to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of loss carryforwards available for use in any one year would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also effect PHC's future utilization of its loss carryforwards.

     The components of the deferred tax asset as of March 31, 1994 and December 31, 1993 were as follows:

                                                         MARCH 31,              DECEMBER 31,
                                                           1994                    1993
                                                       -------------           -------------

Deferred tax assets:
  Net operating loss carryforwards                     $  22,792,000           $  18,181,000
  Allowance for doubtful accounts                          4,608,000               4,724,000
  Investment and jobs tax credits                          4,075,000               4,075,000
  Early extinguishment of debt                             2,086,000               5,037,000
  Equity losses of unconsolidated
    subsidiaries and joint ventures                        3,633,000               3,616,000
  Other liabilities and reserves                           1,699,000               1,890,000
  Benefit accrual                                          1,336,000               1,298,000
  Write-off of deferred pre-acquisition
    costs                                                       -                  4,449,000
  Other                                                      288,000                 332,000
                                                       -------------           -------------
        Total deferred tax assets                         40,517,000              43,602,000
                                                       -------------           -------------

Deferred tax liabilities:
  Depreciation and amortization                           (6,870,000)             (7,018,000)
  Other                                                     (399,000)               (539,000)
                                                       -------------           -------------

        Total deferred tax liabilities                    (7,269,000)             (7,557,000)
                                                       -------------           -------------

  Net deferred tax asset                                  33,248,000              36,045,000
  Valuation allowance                                    (33,248,000)            (36,045,000)
                                                       -------------           -------------

                                                       $       -               $       -
                                                       =============           =============

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

     Receivables from and payables to HCC included in the accompanying consolidated balance sheets in connection with the aforementioned tax allocation agreements are as follows:

                                     MARCH 31,    DECEMBER 31,
                                       1994          1993
                                   ------------  -------------

Deferred income taxes - current    $ 1,589,000    $ 2,016,000
Other noncurrent liabilities        (1,589,000)    (2,016,000)


     The New Jersey Division of Taxation is currently examining the state income tax returns of certain of PHC's subsidiaries for the years 1987, 1988 and 1989. Although a possible range of adjustment can not be estimated, in the opinion of management, the results of such examination will not have a material adverse effect on the financial position or results of operations of PHC or its subsidiaries.

(5)  TRANSACTIONS WITH RELATED PARTIES

     PHC operates the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which is owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. PHC is obligated under the terms of the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, a portion of such underlying indebtedness with a principal balance of approximately $11,200,000 was purchased by PHC at a cost of $6,750,000 ($1,000,000 of which was paid during 1993); PHC borrowed the $6,750,000 for the acquisition from HCC. As a result of such purchase by PHC, PHC has eliminated any liability at the May 1994 maturity date of the underlying indebtedness so purchased. Payments under the hotel operating agreement, net of receipts in 1994 since the February note acquisition date, amounted to $277,000 and $350,000, respectively, during the three month periods ended March 31, 1994 and 1993.

     Hollywood Casino - Aurora, Inc. ("HCA"), a wholly owned subsidiary of HCC, was organized for the purpose of developing and owning Hollywood - Aurora. Hollywood - Aurora commenced operations on June 17, 1993 and a subsidiary of PHC began earning, pursuant to a services agreement, a base services fee equal to 5% of Hollywood - Aurora's operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Such fees totaled

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

approximately $2,685,000 during the three months ended March 31, 1994. Unpaid base services and incentive fees in the aggregate amount of $4,728,000 and $3,931,000 at March 31, 1994 and December 31, 1993, respectively, are included in due from affiliates in the accompanying consolidated balance sheets.

     HWCC - Tunica, Inc. ("HWCC-T"), a wholly owned subsidiary of HCC, is currently developing a dockside gaming facility and hotel in Tunica County, Mississippi ("Hollywood - Tunica") which is expected to commence operations in mid-1994. Pursuant to a consulting agreement effective January 1, 1994 and expiring December 31, 2003, a subsidiary of PHC will receive a consulting fee from HWCC-T in the amount of $100,000 per month. At March 31, 1994, a receivable in the amount of $300,000 is included in due from affiliates in the accompanying consolidated balance sheet.

     HCC is obligated under the terms of an administrative services agreement to pay PHC $20,000 per month in connection with certain shared administrative costs. In addition, during 1993, PHC and its subsidiaries began allocating to HCC certain general and administrative costs incurred in connection with HCC's development activities and its initial public offering. Commencing in 1994, HCC assumed payment of additional administrative costs and began allocating a portion of such costs to PHC and its subsidiaries. The net allocated costs and fees charged (from) to HCC amounted to $(21,000) and $292,000, respectively, during the three month periods ended March 31, 1994 and 1993. Net (payables to) receivables from HCC in connection with such fees and allocated costs totaling ($61,000) and $363,000, respectively, are included in due from affiliates in the accompanying consolidated balance sheets at March 31, 1994 and December 31, 1993.

     Interest incurred with respect to the PCPI Notes and the PPI Funding Notes held by HCC (see Note 3) for the three month periods ended March 31, 1994 and 1993 amounted to $1,454,000 and $1,503,000, respectively. Interest incurred on the Junior Subordinated Notes to HCC (see Note 3) for the three month period ended March 31, 1994 amounted to $268,000.

     PHC and its subsidiaries have also incurred interest charges to HCC in connection with various short-term borrowing arrangements between PHC and its subsidiaries and HCC (see Note 2). Interest expense on such borrowings amounted to $476,000 and $245,000, respectively, for the three month periods ended March 31, 1994 and 1993. Interest payable to HCC in connection with such borrowings amounted to $277,000 and $193,000, respectively, at March 31, 1994 and December 31, 1993.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

(6)  LITIGATION

ATLANTIC CITY CASINO/HOTEL SITE
- - -------------------------------

     Certain subsidiaries of PHC have been engaged in litigation arising out of an agreement entered into with a subsidiary of Penthouse International, Ltd. ("Penthouse") by a subsidiary of PHC to acquire and complete the casino/hotel site in Atlantic City, New Jersey and the purchase on March 19, 1989, by Donald
J. Trump ("Trump") of the site from the Penthouse subsidiary.

     On March 20, 1989, Penthouse and its subsidiary filed suit in the Superior Court of New Jersey in Atlantic City, New Jersey against PHC and certain of its subsidiaries. PHC and certain of its subsidiaries subsequently filed a counterclaim against Penthouse and its subsidiary, and a third-party complaint against Robert C. Guccione, Trump and Trump Plaza Associates. PHC and its subsidiaries sought a determination that the contract for the casino/hotel site was valid and unlawfully breached, compensatory damages, treble damages, punitive damages and other forms of injunctive relief.

     A bifurcated trial on liability issues in the litigation has been completed. On March 25, 1993, the Court rejected the claims pressed by PHC and held in favor of some of Penthouse's claims. However, the Court refused to pierce the corporate veil so as to permit any recovery against PHC, or its subsidiary which owns the Sands. The PHC subsidiaries which pressed these claims and which may be adversely affected by the Court's ruling are the special purpose subsidiaries which were formed to acquire, develop and operate the proposed hotel/casino project and ancillary parking facilities.

     Because the Court's action only affects two separate subsidiaries of PHC, there are no adverse effects to the operations of, or will there be damages assessed against PHC, under the Court's ruling. However, as a result of the Court ruling certain assets which had been capitalized in connection with the attempted acquisition of the casino/hotel site amounting to $13,086,000 were written off during 1992.

     In January 1991, the PHC subsidiaries began a separate legal proceeding in the United States District Court for the District of New Jersey alleging essentially the same claims against Penthouse and Trump as in the various state court actions, and adding claims under the Sherman and Clayton Antitrust Acts not asserted in state court. Penthouse has filed a counterclaim and third-party complaint against the PHC subsidiaries asserting virtually all of the same claims in the state court actions.

     As a result of the determination reached in the parallel state court proceedings, this action was similarly dismissed; an appeal is pending.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

PARTICIPATION OPTIONS
- - ---------------------

     Hotel Aquarius, B.V. ("HABV"), a corporation organized under the laws of The Netherlands, filed a lawsuit in the United States District Court for the Southern District of New York on June 19, 1992 against a predecessor of HCC, PHC, certain members of the Pratt Family and their affiliates (collectively, the "Pratt Parties") and Greate Bay Casino Corporation, formerly a subsidiary of PHC ("GBCC"). HABV alleges that the Pratt Parties breached certain contracts (the "Participation Options") entered into with HABV by failing to afford HABV the opportunity to participate as an investor in reconverting certain office space at the Sands back into hotel rooms, to participate in an alleged expansion of the Sands' slot machine capacity, to participate as an investor and in the management of Hollywood - Aurora. HABV also alleges that the Pratt Parties and GBCC have been unjustly enriched as a result of benefits conferred upon Hollywood - Aurora by HABV. HABV's lawsuit seeks an order requiring that the Pratt Parties perform under the Participation Options, including, but not limited to, requiring the Pratt Parties to (a) allow HABV to receive 40% of the profits derived from Hollywood - Aurora and the management thereof, and derived from the aforementioned work at the Sands and from the alleged expansion of the slot machine capacity at the Sands; (b) permit HABV to designate 50% of the members of the boards of directors of HCA and GBCC; and (c) allow HABV to participate in Hollywood - Aurora on the basis of HABV's alleged contribution to the project. HABV is also seeking damages in excess of $20 million and attorneys' fees. HABV also seeks a declaratory judgement that the Participation Options are in full force and effect and that HABV continues to have the exclusive right and option to participate in any project, as defined therein, which may include various gaming related and other projects, until the Participation Options are validly terminated. HCC and its co-defendants believe that HABV's claims are without merit and continue to defend their position vigorously. HCC and its co-defendants have filed counterclaims against HABV for, among other things, fraudulent inducement, breach of contract and declaratory relief that the Participation Options are terminated and of no effect. HCC and its co-defendants have also filed counterclaims against HABV's principal and its United States representative for fraud and negligent misrepresentation. Based upon its review, as of May 2, 1994, litigation counsel for HCC and its co-defendants, is of the view that this litigation will not have a materially adverse effect on HCC and its co-defendants. However, because discovery in the case is incomplete, and due to the uncertainties inherent in litigation, no assurance can be given that HCC and its co-defendants will prevail in this litigation. HCC's failure to prevail would likely have a materially adverse effect on HCC's consolidated financial position and results of operations or could result in interference with the ownership or operation of the business of PHC.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

OTHER LITIGATION
- - ----------------

     PHC and its subsidiaries are also parties in various other legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact upon the consolidated financial position or results of operations of PHC and its subsidiaries.

     The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

(6)  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1993 consolidated financial statements to conform to the 1994 consolidated financial statement presentation.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

     PHC RECAPITALIZATION

     During February 1994, PHC completed the refinancing of virtually all of its casino-related outstanding debt ("the PHC Recapitalization"). The refinancing was completed through a public offering of $270 million of debt securities consisting of $185 million of 10 7/8% First Mortgage Notes due January 15, 2004 and $85 million of 11 5/8% Senior Notes due April 15, 2004. As part of the PHC Recapitalization, a subsidiary of PHC also issued $15 million of 14 5/8% junior subordinated notes due in 2005 to HCC. Interest on such debt is payable semiannually commencing August 17, 1994, subject to meeting certain financial tests provided for in the indenture. Management of PHC anticipates making scheduled payments of interest on this debt during 1994.

      Proceeds from the debt offerings were used to refinance the existing
11 3/4% First Mortgage Notes and other debt maturing in 1994, to repay $58.4 million of publicly held 15 1/2% unsecured notes issued by a subsidiary of PHC (the "PCPI Notes") and to provide additional funding for capital expenditures in connection with an expansion of gaming space at the Sands (including the repayment of an $8 million interim construction loan provided by HCC). The remaining $38.8 million of PCPI Notes, which were held by HCC, were exchanged for $40.5 million discounted principal amount of new deferred interest notes. As a result of this exchange, PHC's cash interest payments will be reduced by approximately $6 million per year. Neither HCC nor HCC's other subsidiaries are obligated for the indebtedness of PHC and its subsidiaries.

     GENERAL

     During the first quarter of 1994, net cash used by operating activities (after net interest expense and income taxes) for PHC (including the Sands) was $10.5 million compared with cash provided by operating activities of $5.8 million for the same period of 1993. Costs accrued during the fourth quarter of 1993 of approximately $10.5 million in connection with the PHC Recapitalization were paid during the first quarter of 1994. Additionally, during the first quarter of 1994, PHC made interest payments totaling $5.6 million on the PCPI Notes of which $2.3 million was paid to HCC on $38.8 million of PCPI Notes held by HCC; such interest was not paid during 1993 until the second quarter. PHC also utilized a portion of its operating cash flow and other short-term borrowings during the first quarter of 1994 to fund capital additions ($3.4 million) and to purchase a mortgage note underlying a hotel which it operates for an affiliate (see "Other" below).

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

     Also during the first quarter of 1994, PHC repaid indebtedness outstanding of approximately $241.2 million, $240.1 million of which was refinanced. After completion of the PHC Recapitalization, scheduled maturities of long-term debt during the remainder of 1994 amount to approximately $8.1 million, including $6.5 million associated with a hotel that PHC had previously sold. In connection with this sale, PHC obtained a note receivable which also becomes due during 1994, in the amount of $7.7 million.

     HCC owns a riverboat gaming facility located in Aurora, Illinois ("Hollywood - Aurora"). Since June 1993, a PHC subsidiary has received from Hollywood - Aurora, pursuant to a services agreement, a base services fee equal to 5% of operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Base and incentive fees earned for the period since operations commenced through the first quarter of 1994 have amounted to $5.3 million and $3 million, respectively. The base fee is payable quarterly and was paid by Hollywood - Aurora during 1994 in January and April. Payment of the incentive fee, which is subject to certain cumulative earnings requirements, was paid during April 1994 and will be paid monthly thereafter.

     In January 1994, HCC acquired a dockside gaming site and improvements located in Tunica County, Mississippi ("Hollywood - Tunica") which it plans to complete and open in mid-1994. HCC has entered into a consulting agreement with a PHC subsidiary with respect to Hollywood - Tunica; such agreement would result in the payment of approximately $1.2 million annually by Hollywood - Tunica to the PHC subsidiary for consulting services. Such agreement will also provide for reimbursement of direct costs and expenses incurred.

     THE SANDS

     The Sands' earnings before depreciation, interest, amortization, taxes and intercompany management fees of more than $43 million during each of the last five years have been sufficient to meet its debt service obligations, other than certain maturities of principal that have been refinanced, and to fund a substantial portion of its capital expenditures. The Sands has also utilized short-term borrowings to fund seasonal cash needs and has used long-term borrowings for certain capital projects.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

     Capital expenditures at the Sands during the three months ended March 31, 1994 amounted to approximately $3.4 million. Approximately $2.3 million of the first quarter expenditures were in connection with the addition of approximately 25,000 square feet of gaming space, the completion of which is expected in mid-1994 at a remaining cost estimated to be $6.8 million. Funding for the expansion has been provided by $15 million obtained from the PHC Recapitalization and $3.5 million from a combination of equipment financing and general corporate funds. In addition, the Sands plans to invest an additional $8.8 million during the remainder of 1994 to improve and enhance certain suites and rooms in its hotel tower and for a phased introduction of the Hollywood theme.

     Approximately $160 million of the Sands' First Mortgage Notes and other short-term borrowings of approximately $21 million were refinanced as part of the PHC Recapitalization.

     OTHER

     In prior years PHC's hotel operations have required substantial infusions of operating funds, but the disposition of all but three of its hotel properties has substantially reduced the demand on PHC's operating cash flow. In connection with a certain hotel property which PHC operates pursuant to an operating agreement with an affiliate, PHC is obligated to make minimum rental payments equal to the principal and interest payments on the underlying indebtedness attributable to the property; such underlying indebtedness aggregated $13.8 million at January 31, 1994. During February 1994, a portion of such underlying indebtedness with a principal balance of $11.2 million was purchased by PHC at a cost of $6.75 million; PHC borrowed the $6.75 million for the acquisition from HCC. As a result of such purchase by PHC, PHC has eliminated any liability at the maturity date of the underlying indebtedness so purchased.

     PHC has agreed to contribute up to $3.9 million over the next three years (including approximately $1.7 million during 1994) as an additional investment in an unconsolidated hotel partnership to refurbish the hotel facility; such commitment is in recognition of PHC's partner having made a $5 million principal reduction on the underlying mortgage note on the facility.

     The Sands operations, through tax allocation payments and the repayment of intercompany loans, have historically been the primary source of liquidity for PHC's other operations and activities, including the substantial litigation costs associated with the attempted acquisition of a casino/hotel site in Atlantic City, as well as PHC's debt service obligations; such

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

payments from the Sands to PHC are subject to the prior approval of the New Jersey Casino Control Commission. In addition, certain loan indenture covenants restrict payments to PHC; consequently, PHC does not anticipate receiving any dividends from its subsidiaries during 1994. In the past, PHC's other sources of liquidity and capital resources have been primarily limited to proceeds from asset sales.

     Management anticipates that PHC and its subsidiaries' (including the Sands') funding requirements for the next 12 months will be substantially met by
(i) existing cash, (ii) cash generated by the Sands' operations, (iii) the management fee from Hollywood - Aurora, and (iv) the consulting fee from Hollywood - Tunica.

RESULTS OF OPERATIONS

General
- - -------

      Virtually all of PHC's operating results prior to the opening of Hollywood
- - - Aurora in June 1993 were from the Sands. Primarily as a result of the inclusion of fees earned from the management of Hollywood - Aurora, PHC's consolidated net revenues increased to $62.7 million for the three months ended March 31, 1994, compared to $60.9 million for the three months ended March 31, 1993.

     As explained below, income from operations at the Sands decreased to $1.1 million from $2.7 million during the first three months of 1994 compared to 1993. PHC has substantially reduced its losses from noncasino hotel operations over the past several years through the sale of certain owned properties and the termination of management contracts on certain managed properties. A termination fee of $1.5 million was recorded during the first quarter of 1993 as a direct result of this reduced emphasis on noncasino hotels. Additionally, litigation costs associated with the attempted acquisition of a casino/hotel site in Atlantic City have been substantially reduced.

     PHC made interest payments of $11.5 million during the first quarter of 1994 compared to $5.3 million in 1993. The increase is primarily due to the payment of accrued interest to holders of the PCPI Notes which amounted to approximately $5.6 million (including $2.3 million paid to HCC) during the 1994 period.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION


GAMING OPERATIONS
- - -----------------

     Income from operations for the three months ended March 31, 1994 at the Sands amounted to $1.1 million compared to $2.7 million for 1993. Net revenues for the first quarter of 1994 were $57.3 million compared to $57.2 million for 1993. The decrease in income from operations was primarily attributable to increased marketing costs and expenditures under coin incentive programs which, because of adverse weather conditions, did not increase casino volume proportionately.

     The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:


                                      THREE MONTHS ENDED
                                           MARCH 31,
                                     ---------------------
                                        1994        1993
                                     ---------   ---------
                                         (IN THOUSANDS,
                                       EXCEPT PERCENTAGES)

REVENUES:
  Table games                        $  22,164   $  22,157
  Slot machines                         31,128      31,011
                                     ---------   ---------

    Total(1)                         $  53,292   $  53,168
                                     =========   =========

TABLE GAMES:
  Gross Wagering
    (Drop)(2)                        $ 122,129   $ 137,988
                                     =========   =========


  Hold Percentages:(3)
    Sands                                 18.1%       16.1%
    Atlantic City Casino
      Gaming Industry                     16.1%       16.1%

SLOT MACHINES:
  Gross Wagering
    (Handle)(2)                      $ 351,975   $ 344,258
                                     =========   =========

  Hold Percentage:(3)
    Sands(4)                               8.8%        9.0%

____________________________

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

(1) Does not include revenues from poker ($610,000) or simulcast horse racing wagering ($234,000) in 1994.

(2) Gross wagering (drop) consists of the total value of chips purchased for table games excluding poker tables and coins (handle) wagered in slot machines.

(3) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage". The hold percentage calculation excludes revenues from poker tables.

(4) The Sands' hold percentage with respect to slot machines is reflected on an accrual basis. Comparable data for the Atlantic City gaming industry is not available.

     Table games drop decreased $15.9 million (11.5%) for the three months ended March 31, 1994 compared with 1993. This decrease compares with a decrease of 4.7% in table drop for the overall Atlantic City industry during the same period. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) declined to 8.1% during the first quarter of 1994 from 8.8% during the first quarter of 1993. A number of factors adversely affected 1994 table games performance including the severe winter weather during the first quarter, particularly on weekend periods which generally affect the Sands to a greater degree than its competitors since the Sands caters to premium table players who concentrate their visits over weekend periods, the overall trend in the Atlantic City marketplace towards slot machine play and a planned reduction in table game marketing expenditures.

     The Sands' average number of table games, excluding poker, on the casino floor increased 9.4% during 1994 compared with 1993. By comparison, the overall Atlantic City industry decline in the average number of table games, excluding poker, for the comparable period was 1.2%. The increase in the number of table games, excluding poker, at the Sands has resulted from the opening of a temporary gaming facility on the fourth floor of the Sands which has added approximately 10,000 square feet of additional gaming space. This increase in the number of table games has not resulted in a corresponding increase in table game performance due to an overall numerical decrease in the more highly utilized tables on the main casino floor which has not been overcome by the addition of tables in the temporary gaming facility.

     Slot machine handle increased $7.7 million (2.2%) for the three months ended March 31, 1994 compared with the previous year. The Sands' slot machine handle increase for the first quarter of 1994 was slightly more than

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

the 2.1% increase in slot machine handle for the Atlantic City industry during the same period. The increase in the average number of slot machines at the Sands during the first quarter of 1994 compared with 1993 was 6.2% compared to the Atlantic City industry increase of 6.4%. The increased handle at the Sands is also due, in part, to increased coin incentive marketing programs and to a lower slot hold percentage, which encourages extended patron play.

REVENUES
- - --------

     Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, increased by $968,000 (1.8%) during the first quarter of 1994 compared with 1993. Increases in slot machine volume at the Sands were offset by decreases in table game volume and lower slot hold percentages. The Sands' decline in slot hold percentage is consistent with the competitive trend in Atlantic City towards lower slot hold percentages.

     The Sands opened its temporary simulcasting and poker facility on June 25, 1993. This temporary facility contains approximately 10,000 square feet of gaming space and also includes approximately 15 blackjack tables. By adding these additional table games in the simulcasting facility, the Sands was able to add approximately 80 slot machines on its main casino floor. As noted previously, a permanent facility is being constructed as part of the 25,000 square foot expansion of gaming space expected to be completed in mid-1994 and will replace the 10,000 square foot temporary facility.

     Rooms revenues decreased by $157,000 (4.7%) for the three months ended March 31, 1994 compared with 1993. The decrease for 1994 primarily reflects reduced casino volume at the Sands as a result of the inclement weather. Food and beverage revenues did not change significantly for the three months ended March 31, 1994 compared with 1993. Increased food and beverage revenues resulting from additional dining outlets have been offset by the overall decreases in casino volume as noted above. Other revenues increased $1.1 million (32.9%) during the first quarter of 1994 compared to 1993 as a result of $2.7 million of fees from the management of Hollywood - Aurora during 1994 offset by $1.5 million of termination fees recorded during 1993 in connection with the termination of a management contract on a noncasino hotel.

     Promotional allowances represent the retail value of goods and services provided free of charge to casino customers under various marketing programs. Promotional allowances have increased slightly for the three months ended March 31, 1994, compared with the previous year. These allowances, as a percentage of rooms, food and beverage and other revenues at the Sands, have

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

increased to 67.3% for the three months ended March 31, 1994 from 61% for 1993, reflecting the increased utilization of rooms, food and beverage and entertainment complimentaries to attract and retain high frequency slot patrons.

DEPARTMENTAL EXPENSES
- - ---------------------

     Casino expenses at the Sands increased $2.5 million (6.2%) during the first
quarter of 1994 compared with 1993.   This increase was primarily due to
increases in slot marketing costs and expenditures under coin incentive programs as the Sands continues to emphasize attracting and retaining high frequency slot patrons. Such increases have been partially offset by planned reductions in table games marketing and patron transportation expenses.

     Rooms expense declined $93,000 (8.8%) during the three months ended
March 31, 1994 compared with the same period during 1993. In addition to reduced patron volume as a result of inclement weather during the first quarter of 1994 in Atlantic City, this decline was primarily due to increased room complimentaries charged to the casino department at the Sands. Food and beverage expense did not change significantly. Other expenses decreased $252,000 (20.4%) for the first quarter of 1994 compared with 1993 primarily due to reductions in headliner entertainment at the Sands during the first quarter of 1994.

INTEREST EXPENSE
- - ----------------

     Interest expense increased $435,000 (4.6%) during the first quarter of 1994. This increase was due primarily to the additional debt resulting from the PHC Recapitalization which was completed during February 1994.

BENEFIT (PROVISION) FOR INCOME TAXES
- - ------------------------------------

      PHC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $67 million, of which approximately $47 million do not begin to expire until the year 2003. Additionally, PHC and its subsidiaries have various tax credits available totaling approximately
$4 million, many of which expire by the year 2002. In the first quarter of 1993, PHC and its subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The new standard requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and to the extent that management cannot assess that utilization of all or a portion of such NOL's is more

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

likely than not, a valuation allowance should be recorded. Due to the financial reporting and tax losses of PHC and its subsidiaries through the first quarter of 1994, management was unable to determine that realization of that asset was more likely than not and thus has provided valuation allowances for the entire deferred tax asset for all periods presented.

NET OPERATING LOSS CARRYFORWARDS
- - --------------------------------

     Sales by existing stockholders of common stock or purchases of shares of publicly-held common stock of PHC by a five percent stockholder, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), can cause a "change of control", as defined in Section 382 of the Code, which would limit the ability of PHC to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of loss carryforwards available for use in any one year would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also effect PHC's future utilization of its loss carryforwards.

INFLATION
- - ---------

     Management believes that in the near term, modest inflation, along with continued competition within the gaming industry for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

SEASONALITY
- - -----------

     Historically, the Sands' operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of PHC's operations for the first and fourth quarters are traditionally less profitable than the other quarters of the fiscal year. In addition, Hollywood - Aurora's and the Sands' operations may fluctuate significantly due to a number of factors, including chance. Such fluctuations may materially affect PHC's casino revenues, service fees and overall profitability.

PART II:

     OTHER INFORMATION

     The registrant did not file any reports on Form 8-K during the quarter ended March 31, 1994. The registrant filed Form 10-K with the Securities and Exchange Commission on April 14, 1994, for the year ended December 31, 1993.

SIGNATURES
- - ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  PRATT HOTEL CORPORATION
                                            ----------------------------------
                                                       Registrant



Date:     May 13, 1994                 By:    /s/  Charles F. LaFrano, III
       ------------------                   -----------------------------------
                                                   Charles F. LaFrano, III
                                                     Vice President and
                                                Principal Accounting Officer