Form 10-Q
period 1994-06-30
PRATT HOTEL CORP /DE/
filed 1994-08-15
CIK 30117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM-10Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 JUNE 30, 1994
                               --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              -----------------    ---------------------------

Commission file number            1-6339
                      -----------------------------

                            PRATT HOTEL CORPORATION
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                 75-1295630
- - -----------------------------------------   -----------------------------------
    (State or other jurisdiction of                  (I.R.S. Employe
     incorporation or organization)                 Identification No.)

      TWO GALLERIA TOWER, SUITE 2200
          13455 NOEL ROAD, LB 48
              DALLAS, TEXAS                                75240
- - -----------------------------------------   -----------------------------------
 (Address of principal executive offices)                (Zip Code)


     (Registrant's telephone number, including area code)  (214) 386-9777
                                                          ----------------------

                                (NOT APPLICABLE)
- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        YES  X         NO
                                                    ------        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at August 10, 1994
- - -----------------------------------     ---------------------------------------
COMMON STOCK, $.10 PAR VALUE                       5,186,627 SHARES

                                    1 of 31

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

  PART I:  FINANCIAL INFORMATION
  ------------------------------


  INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  -------------------------------------------------------


       Pratt Hotel Corporation and its subsidiaries ("PHC") are engaged primarily in the ownership, operation and management of casino/hotels and hotels in the United States and Puerto Rico and the management of a riverboat gaming facility located in Aurora, Illinois ("Hollywood - Aurora"). Approximately 20% of PHC's outstanding common shares are listed and traded on the American Stock Exchange under the symbol PHC. The remaining 80% of the common shares of PHC are owned by Hollywood Casino Corporation ("HCC"), a Delaware corporation with approximately 45% of its outstanding common shares listed and traded on the NASDAQ under the symbol HWCC. The remaining outstanding HCC common shares are owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by certain family members related to such individuals (collectively, the "Pratt Family").

       The consolidated financial statements as of June 30, 1994 and for the three and six month periods ended June 30, 1994 and 1993 have been prepared by PHC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PHC as of June 30, 1994, and the results of its consolidated operations for the three and six month periods ended June 30, 1994 and 1993, and its consolidated cash flows for the six month periods ended June 30, 1994 and 1993.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in PHC's 1993 Annual Report on Form 10-K.

       A significant portion of PHC's assets relate to its wholly owned subsidiary, Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September; consequently, the results of operations for the three and six month periods ended June 30, 1994 are not necessarily indicative of the operating results for the full year.

                                    2 of 31

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                     ASSETS

                                                 JUNE 30,      DECEMBER 31,
                                                   1994            1993
                                              --------------  --------------
  Current Assets:

    Cash and cash equivalents                 $  24,392,000   $  15,466,000
    Accounts receivable, net of allowances
      of $14,688,000 and $14,814,000,
      respectively                               15,442,000      14,179,000
    Inventories                                   4,176,000       3,845,000
    Due from affiliates                             949,000       4,356,000
    Deferred income taxes                         1,367,000       2,904,000
    Refundable deposits and other
      current assets                              5,410,000       5,046,000
                                              -------------   -------------

      Total current assets                       51,736,000      45,796,000
                                              -------------   -------------

  Property and Equipment:

    Land                                         37,807,000      37,554,000
    Buildings and improvements                  169,340,000     169,340,000
    Operating equipment                          75,737,000      74,256,000
    Construction in progress                     15,840,000       6,829,000
                                              -------------   -------------

                                                298,724,000     287,979,000
    Less - accumulated depreciation
      and amortization                         (132,127,000)   (124,877,000)
                                              -------------   -------------

      Net property and equipment                166,597,000     163,102,000
                                              -------------   -------------

  Other Assets:

    Obligatory investments                        4,690,000       4,497,000
    Deferred financing costs                     10,324,000         562,000
    Notes receivable                             16,974,000       7,860,000
    Other assets                                  1,584,000       2,106,000
                                              -------------   -------------

      Total other assets                         33,572,000      15,025,000
                                              -------------   -------------
                                              $ 251,905,000   $ 223,923,000
                                              =============   =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                    3 of 31

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                    JUNE 30,      DECEMBER 31,
                                                      1994            1993
                                                 --------------  --------------

  Current Liabilities:

    Borrowings from affiliate                    $   5,000,000   $  16,133,000
    Current maturities of long-term debt             7,068,000       7,862,000
    Accounts payable                                11,790,000       8,138,000
    Accrued liabilities -
      Salaries and wages                             4,769,000       3,543,000
      Progressive jackpot                              340,000       1,327,000
      Interest                                      12,108,000       6,437,000
      Costs related to extinguishment of debt          216,000      10,498,000
      Other                                          9,432,000       8,276,000
    Other current liabilities                        2,515,000       5,245,000
                                                 -------------   -------------

      Total current liabilities                     53,238,000      67,459,000
                                                 -------------   -------------

  Long-Term Debt                                   331,158,000     280,260,000
                                                 -------------   -------------

  Other Noncurrent Liabilities                      12,986,000      14,039,000
                                                 -------------   -------------

  Commitments and Contingencies

  Shareholders' Deficit:
    Common stock, $.10 par value per
      share; 10,000,000 shares authorized;
      5,186,627 and 5,175,977 shares issued
      and outstanding, respectively                    519,000         518,000
    Additional paid-in capital                      15,607,000      15,581,000
    Accumulated deficit                           (161,603,000)   (153,934,000)
                                                 -------------   -------------

      Total shareholders' deficit                 (145,477,000)   (137,835,000)
                                                 -------------   -------------

                                                 $ 251,905,000   $ 223,923,000
                                                 =============   =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                    4 of 31

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED
                                                    JUNE 30,
                                          ----------------------------
                                              1994           1993
                                          -------------  -------------
  Revenues:
    Casino                                 $61,441,000    $63,416,000
    Rooms                                    3,690,000      3,604,000
    Food and beverage                        8,816,000      8,487,000
    Other                                    3,669,000      1,417,000
                                           -----------    -----------
                                            77,616,000     76,924,000
    Less - Promotional allowances           (7,248,000)    (7,401,000)
                                           -----------    -----------
      Net revenues                          70,368,000     69,523,000
                                           -----------    -----------
  Expenses:
    Casino                                  48,392,000     47,054,000
    Rooms                                    1,071,000      1,021,000
    Food and beverage                        2,560,000      2,660,000
    Other                                    1,304,000      1,191,000
    General and administrative               6,996,000      6,232,000
    Depreciation and amortization            4,566,000      5,007,000
                                           -----------    -----------
      Total expenses                        64,889,000     63,165,000
                                           -----------    -----------
        Income from operations               5,479,000      6,358,000
                                           -----------    -----------

  Non-operating income (expense):
    Interest income                            775,000        368,000
    Interest expense, net of
      capitalized interest of $762,000
      in 1994                               (9,208,000)    (9,759,000)
                                           -----------    -----------
      Total non-operating expense, net      (8,433,000)    (9,391,000)
                                           -----------    -----------

    Loss before income taxes                (2,954,000)    (3,033,000)
  Income tax provision                        (106,000)      (196,000)
                                           -----------    -----------

  Net loss                                 $(3,060,000)   $(3,229,000)
                                           ===========    ===========

  Net loss per common share                $      (.59)   $      (.62)
                                           ===========    ===========

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                                    5 of 31

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 SIX MONTHS ENDED
                                                     JUNE 30,
                                          ------------------------------
                                               1994            1993
                                          --------------  --------------
  Revenues:
    Casino                                 $115,577,000    $116,584,000
    Rooms                                     6,898,000       6,969,000
    Food and beverage                        16,329,000      15,885,000
    Other                                     7,916,000       4,612,000
                                           ------------    ------------
                                            146,720,000     144,050,000
    Less - Promotional allowances           (13,680,000)    (13,634,000)
                                           ------------    ------------
      Net revenues                          133,040,000     130,416,000
                                           ------------    ------------
  Expenses:
    Casino                                   90,789,000      86,968,000
    Rooms                                     2,036,000       2,079,000
    Food and beverage                         5,159,000       5,241,000
    Other                                     2,290,000       2,429,000
    General and administrative               13,678,000      13,070,000
    Depreciation and amortization             8,980,000       9,903,000
                                           ------------    ------------
      Total expenses                        122,932,000     119,690,000
                                           ------------    ------------
        Income from operations               10,108,000      10,726,000
                                           ------------    ------------

  Non-operating income (expense):
    Interest income                           1,218,000         758,000
    Interest expense, net of
      capitalized interest of $762,000
      in 1994                               (19,062,000)    (19,178,000)
                                           ------------    ------------
      Total non-operating expense, net      (17,844,000)    (18,420,000)
                                           ------------    ------------

    Loss before income taxes                 (7,736,000)     (7,694,000)
  Income tax benefit (provision)                 67,000         (92,000)
                                           ------------    ------------

  Net loss                                 $ (7,669,000)   $ (7,786,000)
                                           ============    ============

  Net loss per common share                      $(1.48)         $(1.51)
                                           ============    ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                                    6 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                           --------------------------------
                                                                 1994             1993
                                                           -----------------  -------------
OPERATING ACTIVITIES:
 Net loss                                                     $  (7,669,000)  $ (7,786,000)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization, including
   accretion of debt discount                                    11,220,000     10,084,000
  Provision for doubtful accounts                                 1,390,000      1,614,000
  Deferred income taxes                                             477,000       (266,000)
  Increase in accounts receivable                                (2,586,000)    (4,000,000)
  Increase in accounts payable and accrued expenses               1,423,000      4,734,000
  Decrease in progressive jackpot accrual                          (987,000)      (237,000)
  Net change in other current assets and liabilities                533,000     (3,032,000)
  Net change in other noncurrent assets and liabilities            (448,000)         6,000
                                                              -------------   ------------
   Net cash provided by operating activities                      3,353,000      1,117,000
                                                              -------------   ------------

INVESTING ACTIVITIES:
 Net property and equipment additions                           (10,745,000)    (2,250,000)
 Obligatory investments                                            (219,000)    (1,304,000)
 Purchase of mortgage note                                       (5,750,000)             -
                                                              -------------   ------------
  Net cash used in investing activities                         (16,714,000)    (3,554,000)
                                                              -------------   ------------

FINANCING ACTIVITIES:
 (Repayment) issuance of short-term debt                        (21,000,000)    21,000,000
 Net repayments to affiliate                                    (11,133,000)             -
 Deferred financing costs                                       (10,155,000)    (1,629,000)
 Issuance of long-term debt                                     285,000,000              -
 Repayments of long-term debt                                  (220,452,000)   (14,097,000)
 Issuance of common stock                                            27,000         80,000
                                                              -------------   ------------
  Net cash provided by financing activities                      22,287,000      5,354,000
                                                              -------------   ------------
  Net increase in cash and cash equivalents                       8,926,000      2,917,000
   Cash and cash equivalents at beginning
    of period                                                    15,466,000     13,459,000
                                                              -------------   ------------
   Cash and cash equivalents at end of period                 $  24,392,000   $ 16,376,000
                                                              =============   ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                                    7 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  (1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

       Pratt Hotel Corporation, a Delaware corporation, and its subsidiaries ("PHC"), are engaged in the operation or management of casino/hotels, a riverboat gaming facility and non-casino/hotel properties. PHC's principal assets are the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"), and a management contract on a riverboat gaming facility located in Aurora, Illinois ("Hollywood - Aurora")(Note 5). PHC's other operations in the United States and the Caribbean, including various ventures in which PHC has an interest, are managed by PHC or its subsidiaries. Hollywood Casino Corporation ("HCC"), a Delaware corporation which is approximately 55% owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by certain family members related to such individuals (collectively, the "Pratt Family"), owns approximately 80% of the common stock of PHC.

       The consolidated financial statements as of June 30, 1994 and for the three and six month periods ended June 30, 1994 and 1993 have been prepared by PHC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PHC as of June 30, 1994, the results of its consolidated operations for the three and six month periods ended June 30, 1994 and 1993 and its consolidated cash flows for the six month periods ended June 30, 1994 and 1993.

  (2)  SHORT-TERM CREDIT FACILITIES

       During June 1994, a subsidiary of PHC entered into an agreement for a bank line of credit in the amount of $5,000,000 on which no borrowings were outstanding as of June 30, 1994. During July, $1,500,000 was drawn on the line of credit. Interest on borrowings accrues at the bank's prime lending rate plus 3/4% per annum. In addition to the maintenance of certain financial ratios, the line of credit agreement contains numerous restrictive covenants, all of which are also covenants under other debt as described in Note 3. The bank line of credit agreement also contains certain cross-default provisions with other outstanding debt of PHC and its subsidiaries. Borrowings under the line of credit are guaranteed to the extent of $2,000,000 by another subsidiary of PHC.

                                    8 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

       During February and March 1993 a subsidiary of PHC issued $21,000,000 of Series A and Series B 13 1/2% Guaranteed First Mortgage Notes due in 1994 (the "Series Notes"). The Series Notes were not registered under the Securities Act and since no such registration became effective prior to August 18, 1993, the interest rate increased to 14% per annum effective at that date. The indenture to the Series Notes also provided for additional increases of 1/4% to become effective after each succeeding 90-day period. Refinancing of the Series Notes was completed in February 1994 when a subsidiary of PHC issued $185,000,000 of 10 7/8% First Mortgage Notes due in 2004 (see Note 3).

       As of June 30, 1994 and December 31, 1993, PHC and its subsidiaries had outstanding borrowings of $6,000,000 and $10,050,000, respectively, from HCC. Of the amounts loaned, $1,000,000 is classified as noncurrent in the accompanying balance sheets at June 30, 1994 and December 31, 1993, in accordance with certain indenture requirements that such $1,000,000 remain outstanding until April 1998. The remaining amounts are due on demand, or if no demand is made, on April 1, 1998. Borrowings from HCC bear interest at the rate of 14% per annum, payable semiannually. It is anticipated that PHC and its subsidiaries may, from time to time, obtain additional loans from HCC under similar terms.

       HCC agreed to loan up to $8,000,000 to a subsidiary of PHC, the proceeds of which were loaned to and used by the Sands in connection with an expansion of its gaming space. During 1993, HCC loaned $7,083,000 to the subsidiary for such purposes. Such loans accrued interest at the rate of 13 1/2% per annum payable semiannually, and the outstanding balance of $8,000,000 was repaid during February 1994 in connection with the refinancing of virtually all of PHC's casino-related outstanding debt (see Note 3).

                                    9 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

  (3) LONG-TERM DEBT AND PLEDGE OF ASSETS

       Substantially all of PHC's assets are pledged in connection with PHC's long-term indebtedness. Additionally, the indentures with respect to PHC's recently completed refinancing contain certain cross-default provisions.

                                                         JUNE 30,      DECEMBER 31,
                                                           1994            1993
                                                      --------------  --------------
    11 3/4% first mortgage notes,
      refinanced in 1994, net of
      discount of $45,000(a)                          $       -        $161,623,000
    15 1/2% unsecured notes, refinanced in 1994(b)                -      97,143,000
    10 7/8% first mortgage notes, due 2004(c)           185,000,000               -
    11 5/8% senior notes, due 2004(d)                    85,000,000               -
    14 5/8% junior subordinated notes, due 2005(e)       15,000,000               -
    14 7/8% secured promissory note, net of
      discount of $67,918,000(f)                         42,718,000               -
    Second lien wrap-around mortgage note,
      due 1994(g)                                         6,429,000       6,663,000
    Series Notes, refinanced in 1994 (Note 2)                     -      21,000,000
    Other                                                 4,079,000       1,693,000
                                                       ------------    ------------
                                                        338,226,000     288,122,000
      Less - current maturities                          (7,068,000)     (7,862,000)
                                                       ------------    ------------
        Total long-term debt                           $331,158,000    $280,260,000
                                                       ============    ============

  _______________________
  (a) On August 6, 1987, a subsidiary of PHC obtained $170,504,000 by issuing $173,030,000 of seven-year, non-callable, nonrecourse first mortgage notes bearing interest at 11 3/4% per annum, payable semiannually (the "11 3/4% First Mortgage Notes"), net of a $2,526,000 discount. The 11 3/4% First Mortgage Notes were repaid in February 1994.

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

                                   10 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

  (c) On February 17, 1994, a subsidiary of PHC issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes") and collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 will become due on each interest payment date.

       The indenture to the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PHC to pay dividends to PHC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture requires the maintenance of certain cash balances and, commencing in 1994, a minimum of $7,000,000 be expended for property and fixture renewals, replacements and betterments, subject to increases of five percent per annum thereafter. The indenture also contains certain cross-default provisions with respect to the senior notes described in (d) below.

  (d) On February 17, 1994, a subsidiary of PHC issued $85,000,000 of unsecured senior notes due April 15, 2004 (the "Senior Notes"). Interest on the Senior Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The Senior Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture to the Senior Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PHC to pay dividends to PHC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with respect to the 10 7/8% First Mortgage Notes described in (c) above.

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

                                   11 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

       The increased principal amount of the new notes includes a call premium on the exchange ($1,745,000) equal to 4 1/2% of the principal amount of PCPI Notes exchanged; such premium was paid to all third parties holding PCPI Notes. The PPI Funding Notes are discounted to yield interest at the rate of 14 7/8% per annum and have a face value of $110,636,000. Payment of interest is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of PHC.

  (g) The note matures on October 1, 1994 and bears annual interest at prime plus two percentage points (subject to a minimum of 11 1/2%), payable monthly based on a 15-year amortization schedule. PHC is not an obligor on the first lien portion of this note ($2,667,000 at June 30, 1994), which also matures on October 1, 1994.

       Scheduled payments of long-term debt as of June 30, 1994 are set forth below:

         1994 (6 months)     $  6,814,000
         1995                     523,000
         1996                     569,000
         1997                   3,482,000
         1998                   5,457,000
         Thereafter           389,299,000
                             ------------
             Total           $406,144,000
                             ============

       Interest paid, net of amounts capitalized during 1994, amounted to $11,563,000 and $18,503,000, respectively, during the six month periods ended June 30, 1994 and 1993.

                                   12 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

  (4)    INCOME TAXES

       Components of PHC's (provision) benefit for income taxes consisted of the following:

                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                  JUNE 30,                    JUNE 30,
                             -------------------     ----------------------
                                1994       1993         1994         1993
                             ---------  --------     ----------   ---------

  Federal                    $      -   $      -      $      -    $      -
  State:
    Current................    120,000   (373,000)      544,000    (339,000)
    Deferred...............   (226,000)   177,000      (477,000)    247,000
                             ---------  ---------     ---------   ---------
                             $(106,000) $(196,000)    $  67,000   $ (92,000)
                             =========  =========     =========   =========

       PHC is included in HCC's consolidated federal income tax return.
  Pursuant to agreements between HCC and PHC, PHC's (provision) benefit for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. No federal income taxes were paid by PHC during either of the six month periods ended June 30, 1994 or 1993. Total state income taxes paid by PHC amounted to $234,000 and $1,127,000, respectively, for the six month periods ended June 30, 1994 and 1993.

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

       PHC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $75,000,000, of which approximately $55,000,000 do not begin to expire until the year 2003. Additionally, PHC and its subsidiaries have various tax credits available totaling approximately $4,000,000, most of which expire by the year 2002. In the first quarter of 1993, PHC adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109"). SFAS 109 requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's is more likely than not, a valuation allowance should be recorded. Due to the losses of PHC and

                                   13 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

  its subsidiaries through the second quarter of 1994 for both financial and tax reporting, management was unable to determine that realization of such asset was more likely than not and thus has provided valuation allowances for the entire deferred tax asset for all periods presented.

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

       The components of the deferred tax asset as of June 30, 1994 and December 31, 1993 were as follows:

                                               JUNE 30,      DECEMBER 31,
                                                1994            1993
                                           --------------  --------------
  Deferred tax assets:
    Net operating loss carryforwards        $ 25,686,000    $ 18,181,000
    Allowance for doubtful accounts            4,511,000       4,724,000
    Investment and jobs tax credits            4,075,000       4,075,000
    Early extinguishment of debt               1,393,000       5,037,000
    Equity losses of unconsolidated
      subsidiaries and joint ventures          3,563,000       3,616,000
    Other liabilities and reserves             1,660,000       1,890,000
    Benefit accrual                            1,320,000       1,298,000
    Write-off of deferred pre-acquisition
      costs                                            -       4,449,000
    Other                                        244,000         332,000
                                            ------------    ------------
      Total deferred tax assets               42,452,000      43,602,000
                                            ------------    ------------

  Deferred tax liabilities:
    Depreciation and amortization             (6,820,000)     (7,018,000)
    Other                                       (393,000)       (539,000)
                                            ------------    ------------
      Total deferred tax liabilities          (7,213,000)     (7,557,000)
                                            ------------    ------------
  Net deferred tax asset                      35,239,000      36,045,000
  Valuation allowance                        (35,239,000)    (36,045,000)
                                            ------------    ------------
                                           $       -       $       -
                                           =============   =============

                                   14 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Receivables and payables in connection with the aforementioned tax allocation agreements are as follows:

                                                   JUNE 30,      DECEMBER 31,
                                                     1994           1993
                                                 ------------    ------------
  Deferred income taxes - current                $  1,367,000    $  2,016,000
  Other noncurrent liabilities                     (1,367,000)     (2,016,000)

       The New Jersey Division of Taxation is currently examining the state income tax returns of certain of PHC's subsidiaries for the years 1987 through 1991. Although a possible range of adjustment can not be estimated, in the opinion of management, the results of such examination will not have a material adverse effect on the financial position or results of operations of PHC or its subsidiaries.

  (5) TRANSACTIONS WITH RELATED PARTIES

       PHC operates the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which is owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. PHC is obligated under the terms of the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, a portion of such underlying indebtedness with a principal balance of approximately $11,200,000 was purchased by PHC at a cost of $6,750,000 ($1,000,000 of which was paid during 1993); PHC borrowed the $6,750,000 for the acquisition from HCC. As a result of such purchase by PHC, PHC eliminated any contingent liability at the May 1994 maturity date of the underlying indebtedness so purchased. Payments under the hotel operating agreement, net of debt service receipts since the February 1994 note acquisition date, amounted to $133,000 and $410,000, respectively, during the three and six month periods ended June 30, 1994 and $350,000 and $700,000, respectively, during the three and six month periods ended June 30, 1993.

       Hollywood Casino - Aurora, Inc. ("HCA"), a wholly owned subsidiary of HCC, was organized for the purpose of developing and owning Hollywood - Aurora. Hollywood - Aurora commenced operations on June 17, 1993 and a subsidiary of PHC began earning, pursuant to a services agreement, a base services fee equal to 5% of Hollywood - Aurora's operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than

                                   15 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

  depreciation, interest, amortization and taxes). Such fees totaled $1,693,000 and $4,378,000, respectively, during the three and six month periods ended June 30, 1994 and $194,000 during both the three and six month periods ended June 30, 1993. Unpaid base services and incentive fees in the aggregate amount of $807,000 and $3,931,000 at June 30, 1994 and December 31, 1993,
  respectively, are included in due from affiliates in the accompanying consolidated balance sheets.

       HWCC - Tunica, Inc. ("HWCC-T"), a wholly owned subsidiary of HCC, completed construction of a dockside gaming facility in Tunica County, Mississippi ("Hollywood - Tunica") which commenced operations in August 1994. Pursuant to a consulting agreement effective January 1, 1994 and expiring December 31, 2003, a subsidiary of PHC began earning a consulting fee from HWCC-T in the amount of $100,000 per month. Outstanding consulting fees totaling $600,000 were received during June 1994.

       HCC is obligated under the terms of an administrative services agreement to pay PHC $50,000 per month during 1994 ($20,000 per month during 1993) in connection with certain shared administrative costs. In addition, during 1993, PHC and its subsidiaries began allocating to HCC certain general and administrative costs incurred in connection with HCC's development activities and its initial public offering. Commencing in 1994, HCC assumed payment of additional administrative costs and began allocating a portion of such costs to PHC and its subsidiaries. The net allocated costs and fees charged to HCC amounted to $166,000 and $145,000, respectively, during the three and six month periods ended June 30, 1994 and $66,000 and $128,000, respectively, during the three and six month periods ended June 30, 1993.

       Total interest incurred with respect to the PPI Funding Notes and the PCPI Notes held by HCC (see Note 3) amounted to $1,507,000 and $1,502,000, respectively for the three month periods ended June 30, 1994 and 1993 and $2,962,000 and $3,005,000, respectively, for the six months ended June 30, 1994 and 1993. Interest incurred on the Junior Subordinated Notes to HCC (see
  Note 3) for the three and six month periods ended June 30, 1994 amounted to $549,000 and $817,000, respectively. Interest payable to HCC of $817,000 is included in the accompanying consolidated financial statements at June 30, 1994.

       PHC and its subsidiaries have also incurred interest charges to HCC in connection with various short-term borrowing arrangements between PHC and its subsidiaries and HCC (see Note 2). Interest expense on such borrowings amounted to $340,000 and $248,000, respectively, for the three month periods ended June 30, 1994 and 1993, and $816,000 and $493,000, respectively, for the six months ended June 30, 1994 and 1993. Interest payable to HCC in connection with such borrowings amounted to $23,000 and $193,000, respectively, at June 30, 1994 and December 31, 1993.

                                    16 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

  (6)  LITIGATION

  ATLANTIC CITY CASINO/HOTEL SITE
  -------------------------------

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

                                   17 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

       As a result of the determination reached in the parallel state court proceedings, this action was similarly dismissed.

       PHC is currently considering other actions with respect to this litigation.

  PARTICIPATION OPTIONS
  ---------------------

       Hotel Aquarius, B.V. ("HABV"), a corporation organized under the laws of The Netherlands, filed a lawsuit in the United States District Court for the Southern District of New York on June 19, 1992 against a predecessor of HCC, PHC, certain members of the Pratt Family and their affiliates (collectively, the "Pratt Parties") and Greate Bay Casino Corporation, formerly a subsidiary of PHC ("GBCC"). HABV alleges that the Pratt Parties breached certain contracts (the "Participation Options") entered into with HABV by failing to afford HABV the opportunity to participate as an investor in reconverting certain office space at the Sands back into hotel rooms, to participate in an alleged expansion of the Sands' slot machine capacity, to participate as an investor and in the management of Hollywood - Aurora. HABV also alleges that the Pratt Parties and GBCC have been unjustly enriched as a result of benefits conferred upon Hollywood - Aurora by HABV. HABV's lawsuit seeks an order requiring that the Pratt Parties perform under the Participation Options, including, but not limited to, requiring the Pratt Parties to (a) allow HABV to receive 40% of the profits derived from Hollywood - Aurora and the management thereof, and derived from the aforementioned work at the Sands and from the alleged expansion of the slot machine capacity at the Sands; (b) permit HABV to designate 50% of the members of the boards of directors of HCA and GBCC; and (c) allow HABV to participate in Hollywood - Aurora on the basis of HABV's alleged contribution to the project. HABV is also seeking damages in excess of $20 million and attorneys' fees. HABV also seeks a declaratory judgement that the Participation Options are in full force and effect and that HABV continues to have the exclusive right and option to participate in any project, as defined therein, which may include various gaming related and other projects, until the Participation Options are validly terminated. HCC and its co-defendants believe that HABV's claims are without merit and continue to defend their position vigorously. HCC and its co-defendants have filed counterclaims against HABV for, among other things, fraudulent inducement, breach of contract and declaratory relief that the Participation Options are terminated and of no effect. HCC and its co-defendants have also filed counterclaims against HABV's principal and its United States representative for fraud and negligent misrepresentation. Based upon its review, as of July 22, 1994, litigation counsel for HCC and its co-defendants is of the view that this litigation will not have a materially adverse effect on HCC and its co-defendants. However, because discovery in the case is incomplete, and due to the uncertainties inherent in litigation, no assurance can be given that HCC and its co-defendants will

                                   18 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

  prevail in this litigation. HCC's failure to prevail would likely have a materially adverse effect on HCC's consolidated financial position and results of operations or could result in interference with the ownership or operation of the business of PHC.

  OTHER LITIGATION
  ----------------

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

  (7)  PROGRESSIVE JACKPOT

       Regulations approved by the New Jersey Casino Control Commission allow casino licensees to establish time limits for offering progressive slot machine jackpots to customers. Upon the expiration of the stated time limits, and upon providing proper notice to the casino customers, casino licensees are afforded certain relief including the reduction or removal of the progressive jackpot from the gaming floor. Accordingly, during the quarters ended June 30, 1994 and 1993, GBHC removed certain progressive jackpots from the gaming floor, resulting in the reversal of $1,035,000 and $342,000 of progressive jackpot liabilities, respectively, and the corresponding recognition of an equal amount of slot machine revenues.

  (8)  RECLASSIFICATIONS

       Certain reclassifications have been made to the 1993 consolidated financial statements to conform to the 1994 consolidated financial statement presentation.

                                   19 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

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

       GENERAL

       PHC's principal assets and sources of revenues are the Sands and a management contract on Hollywood - Aurora, a riverboat gaming facility in Aurora, Illinois owned by HCC. During the first six months of 1994, PHC's net cash provided by operating activities amounted to $3.4 million after payment of approximately $10.3 million of costs accrued during 1993 in connection with the PHC Recapitalization. PHC has utilized a portion of its operating cash flow and net borrowings during 1994 to fund capital additions ($10.7 million) and to purchase a mortgage note ($5.75 million) underlying a hotel which it operates for an affiliate (see "Other" below).

                                   20 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       During the first six months of 1994, PHC repaid third party indebtedness of approximately $241.5 million, including $240.1 million which was refinanced, and affiliated indebtedness of $11.1 million. Scheduled maturities of long-term debt during the remainder of 1994 amount to approximately $6.8 million, including $6.4 million associated with a hotel that PHC had previously sold. In connection with this sale, PHC obtained a note receivable which also becomes due during 1994, in the amount of $7.7 million.

       Since June 1993, a PHC subsidiary has earned a base management fee equal to 5% of operating revenues (as defined in the management agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the management agreement) from the operation of Hollywood - Aurora. Base and incentive fees earned for the period since operations commenced through the second quarter of 1994 have amounted to $5.7 million and $4.3 million, respectively, of which $7.5 million was received by PHC in the first half of 1994. The base fee is payable quarterly, subject to approval by the Board of Directors of HCC, and was paid by Hollywood - Aurora during 1994 in January and April. Management anticipates receipt of the next scheduled base fee payment upon approval at the August meeting of HCC's Board of Directors. Initial payment of the incentive fee, which is subject to certain cumulative earnings requirements, was made during April 1994 and has been made monthly thereafter.

       In January 1994, HCC acquired a dockside gaming site and improvements located in Tunica County, Mississippi which it completed and opened during August 1994 as Hollywood - Tunica. HCC has entered into a consulting agreement with a PHC subsidiary with respect to Hollywood - Tunica which results in the payment of $1.2 million annually by Hollywood - Tunica to the PHC subsidiary for consulting services. The agreement also provides for reimbursement of direct costs and expenses incurred.

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

                                    21 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       Capital expenditures at the Sands during the six months ended June 30, 1994 amounted to approximately $10.7 million. Approximately $7.2 million of such expenditures were in connection with the addition of approximately 25,000 square feet of gaming space. Construction activities on this space, which commenced in June 1993, were completed at the end of the second quarter and operations in the expanded and reconfigured gaming space commenced with the Grand Reopening on July 1, 1994. Additional vendor payments with respect to this construction are estimated to be $4.4 million. Funding for the expansion has been provided by $15 million obtained from the PHC Recapitalization and $3.5 million from a combination of equipment financing and general corporate funds. In addition, the Sands plans to invest an additional $7.5 million during the remainder of 1994 to improve and enhance certain suites and rooms in its hotel tower and for a phased introduction of the Hollywood theme currently in use at other locations operated by HCC.

       Approximately $160 million of the Sands' First Mortgage Notes and other short-term borrowings of approximately $21 million were refinanced as part of the PHC Recapitalization.

        During June 1994, GBHC entered into an agreement for a $5 million bank line of credit on which $1.5 million was drawn during July 1994. Borrowings on this line of credit will be used for working capital purposes.

       OTHER

       In prior years PHC's hotel operations have required substantial infusions of operating funds, but the disposition of all but three of its hotel properties has substantially reduced the cash required to fund hotel operations. In connection with a certain hotel property which PHC operates pursuant to an operating agreement with an affiliate, PHC is obligated to make minimum rental payments equal to the principal and interest payments on the underlying indebtedness attributable to the property; such underlying indebtedness aggregated $13.8 million at January 31, 1994. During February 1994, a portion of such underlying indebtedness with a principal balance of $11.2 million was purchased by PHC at a cost of $6.75 million; PHC borrowed the $6.75 million for the acquisition from HCC. As a result of such purchase by PHC, PHC has eliminated any contingent liability at the maturity date of the underlying indebtedness so purchased.

       PHC has agreed to contribute up to $3.9 million over the next three years (including approximately $1.7 million during 1994) as an additional investment in an unconsolidated hotel partnership to refurbish the hotel facility; such commitment is in recognition of PHC's partner having made a $5 million principal reduction on the underlying mortgage note on the facility.

                                   22 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       The Sands operations, through tax allocation payments and the repayment of intercompany loans, have historically been the primary source of liquidity for PHC's other operations and activities, including the substantial litigation costs associated with the attempted acquisition of a casino/hotel site in Atlantic City, as well as PHC's debt service obligations; such payments from the Sands to PHC are subject to the prior approval of the New Jersey Casino Control Commission. In addition, certain loan indenture covenants restrict payments to PHC; consequently, PHC anticipates limited dividends from its subsidiaries during 1994. In the past, PHC's other sources of liquidity and capital resources have been primarily limited to proceeds from asset sales.

       Management anticipates that PHC and its subsidiaries' (including the Sands') funding requirements for the next 12 months will be satisfied by (i) existing cash, (ii) cash generated by the Sands' operations, (iii) the management fee from Hollywood - Aurora, (iv) the consulting fee from Hollywood
  - Tunica, and (v) management fees from remaining hotel operations.

  RESULTS OF OPERATIONS

  General
  -------

        Virtually all of PHC's operating results prior to the opening of Hollywood - Aurora in June 1993 were from the Sands. As a result of management fees earned from Hollywood - Aurora, which more than offset decreases in net revenues at the Sands, PHC's consolidated net revenues increased to $70.4 million and $133 million, respectively, for the three and six month periods ended June 30, 1994, compared to $69.5 million and $130.4 million, respectively, for the three and six month periods ended June 30, 1993.

       As explained below, income from operations at the Sands decreased to $2.4 million and $3.5 million, respectively from $5.1 million and $7.8 million, respectively, during the second quarter and first six months of 1994 compared to 1993. PHC has substantially reduced its losses from noncasino hotel operations over the past several years through the sale of certain hotel properties and the termination of management contracts on certain managed hotel properties. A termination fee of $1.5 million was recorded during the first quarter of 1993 as a direct result of this reduced emphasis on noncasino hotels. Additionally, litigation costs associated with the attempted acquisition of a casino/hotel site in Atlantic City have been substantially reduced.

                                   23 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       PHC made interest payments of $11.6 million during the first half of 1994 compared to $18.5 million during the same period in 1993. This decrease is primarily due to the payment of approximately four and one-half months of accrued interest to holders of the PCPI Notes, which amounted to $5.6 million (including $2.3 million paid to HCC) during the 1994 period compared to a semiannual interest payment of $7.9 million during 1993, and to monthly payments including interest being made during 1993 on the Sands' then outstanding first mortgage notes. Semiannual interest payments on the debt issued as part of the PHC Recapitalization are not due until July and August 1994.

                                   24 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  GAMING OPERATIONS
  -----------------

       The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                     JUNE 30,               JUNE 30,
                              ----------------------  ----------------------
                                 1994        1993        1994        1993
                              ----------  ----------  ----------  ----------
                                    (IN THOUSANDS, EXCEPT PERCENTAGES)

  REVENUES:
    Table games                $ 21,622    $ 24,039    $ 43,786    $ 46,196
    Slot machines                38,839      39,295      69,967      70,306
                               --------    --------    --------    --------

      Total(1)                 $ 60,461    $ 63,334    $113,753    $116,502
                               ========    ========    ========    ========
  TABLE GAMES:
    Gross Wagering
      (Drop)(2)                $148,470    $162,570    $270,599    $300,558
                               ========    ========    ========    ========
     Hold Percentages:(3)
      Sands                        14.6%       14.8%       16.2%       15.4%
      Atlantic City Casino
        Gaming Industry            15.3%       15.5%       15.7%       15.8%

  SLOT MACHINES:
    Gross Wagering
      (Handle)(2)              $427,878    $421,975    $779,853    $766,233
                               ========    ========    ========    ========
     Hold Percentage:(3)
      Sands(4)                      8.8%        9.2%        8.8%        9.1%

  ____________________________

   (1) Does not include revenues from poker ($644,000 and $1,254,000, respectively, for the three and six month periods ended June 30, 1994 and $62,000 for both the three and six month periods ended June 30, 1993) or simulcast horse racing wagering ($336,000 and $570,000, respectively, for the three and six month periods ended June 30, 1994; and $20,000 for both the three and six month periods ended June 30, 1993).

                                   25 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   (2) Gross wagering consists of the total value of chips purchased for table games excluding poker tables (drop) and coins wagered in slot machines (handle).

   (3) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage". The hold percentage calculation excludes revenues from poker tables.

   (4) The Sands' hold percentage with respect to slot machines is reflected on an accrual basis. Comparable data for the Atlantic City gaming industry is not available. The 1994 and 1993 hold percentage calculations for the Sands have been adjusted to exclude the recognition of approximately $1 million and $340,000, respectively, in slot machine revenues during the second quarter of both years resulting from the reversal of certain progressive jackpot liabilities (see "Revenues" below).

       Table games drop decreased $14.1 million (8.7%) and $30 million (10%), respectively, for the three and six month periods ended June 30, 1994 compared with the same periods during 1993. These decreases compare with decreases of 1.4% and 3%, respectively, in table drop for the overall Atlantic City industry during the same periods. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) declined to 8.5% during the first six months of 1994 from 9.1% during the first six months of 1993. A number of factors adversely affected 1994 table games performance including: (i) the relocation of many blackjack tables to a less accessible temporary gaming space during construction and the periodic closing of selected tables on the main casino floor as construction neared completion; (ii) the severe winter weather during the first quarter, particularly on weekend periods which generally affect the Sands to a greater degree than its competitors since the Sands caters to premium table players who concentrate their visits over weekend periods; (iii) the overall trend in the Atlantic City marketplace towards slot machine play and (iv) competitive pressures, particularly in the high-end table patron segment.

       The Sands' average number of table games, excluding poker, on the casino floor increased 5.3% during the six month period ended June 30, 1994 compared with the same period during 1993. By comparison, the overall Atlantic City industry increase in the average number of table games, excluding poker, for the comparable period was .5%. The increase in the number of table games, excluding poker, at the Sands resulted from the opening of a temporary gaming facility on the fourth floor of the Sands which added approximately 10,000 square feet of additional gaming space. This increase in the number of table

                                   26 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  games has not resulted in a corresponding increase in table game performance due to a net decrease in the number of more highly utilized tables on the main casino floor which has not been overcome by the addition of tables in the less accessible temporary gaming facility. Upon completion of the Sands' expansion, and the reconfiguration of table games in the expanded casino space, management anticipates that overall table utilization will show improvement during the third quarter.

       Slot machine handle increased $5.9 million (1.4%) and $13.6 million (1.8%), respectively, for the three and six month periods ended June 30, 1994 compared with the previous year periods. The Sands' slot machine handle increases for the second quarter and first six months of 1994 were less than the increases of 6.9% and 4.7%, respectively, in slot machine handle for the Atlantic City industry during the same periods. The increase in the average number of slot machines at the Sands during the first six months of 1994 compared with 1993 was 4.7% compared to the Atlantic City industry increase of 6.8%. The Sands' slot handle increases lagged both its own capacity increase and the average handle increases for the industry due to the construction-related factors mentioned above as well as to a decrease in the number of bus patrons during the first six months of 1994. The Sands did experience an overall increase in slot handle due, in part, to the introduction of new slot machines operated at a higher payback percentage, which encourages extended patron play.

  REVENUES
  --------

       Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased by $2 million (3.1%) and $1.0 million (.9%), respectively, during the second quarter and first six months of 1994 compared with the corresponding periods during 1993. Increases in slot machine volume at the Sands were offset by decreases in table game volume and lower slot hold percentages. The Sands' decline in slot hold percentage is consistent with the competitive trend in Atlantic City towards lower slot hold percentages. The revenue declines resulting from decreases in casino volume and lower slot hold percentages were partially offset by poker and simulcast revenues, which contributed $1 million and $1.8 million, respectively, during the second quarter and first half of 1994 compared with $82,000 earned during the second quarter of 1993 commencing with the opening of the temporary poker and simulcast facility on June 25, 1993. In addition, the removal of certain progressive jackpots during the second quarters of 1994 and 1993 resulted in the recognition of casino revenues amounting to approximately $1 million and $340,000, respectively.

                                   27 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       Rooms revenues did not change significantly for the three and six month periods ended June 30, 1994 compared with the same periods in 1993 as improved revenues at noncasino hotel properties offset the decreases in room revenues at the Sands resulting from inclement weather during the first quarter of 1994. Food and beverage revenues increased $329,000 (3.9%) and $444,000 (2.8%), respectively, for the three and six month periods ended June 30, 1994 compared with 1993. Increased food and beverage revenues have resulted from additional dining outlets at the Sands partially offset by the decreases in casino volume as noted above. Other revenues increased $2.3 million (158.9%) and $3.3 million (71.6%), respectively, during the second quarter and first six months of 1994 compared to 1993. Fees earned from the management of Hollywood - Aurora amounting to $1.7 million and $4.4 million, respectively, during the second quarter and first half of 1994 together with consulting fee revenues earned from Hollywood - Tunica were partially offset by decreases in other revenues at the Sands resulting from reductions in headliner entertainment (two major events during 1994 compared with four during 1993). During 1993, management fees earned from Hollywood - Aurora were only $194,000; however, PHC also recorded a $1.5 million termination fee in connection with the termination of a management contract on a noncasino hotel during the first quarter of 1993.

       Promotional allowances represent the retail value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of rooms, food and beverage and other revenues at the Sands, have decreased slightly to 63% for the three months ended June 30, 1994 from 64.5% for the corresponding period during 1993, reflecting the reduced utilization of rooms, food and beverage and entertainment complimentaries during the construction period for the casino floor space expansion. Promotional allowances increased, however, to 64.9% for the six month period ended June 30, 1994 from 62.8% during 1993, reflecting an overall increase in the utilization of such complimentaries during the first quarter to attract and retain high frequency slot patrons.

  DEPARTMENTAL EXPENSES
  ---------------------

       Casino expenses at the Sands increased $1.3 million (2.8%) and $3.8 million (4.4%), respectively, during the second quarter and first six months
  of 1994 compared with 1993.   These increases were primarily due to second
  quarter increases in marketing costs related to the Grand Reopening on July 1, 1994, and to increased complimentaries charged to the casino department during the first quarter of 1994 as the Sands continued to emphasize attracting and retaining high frequency slot patrons.

                                   28 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       Rooms and food and beverage expenses did not change significantly during the three and six month periods ended June 30, 1994 compared with the same
  periods during 1993.   Other expenses increased $113,000 (9.5%) for the second
  quarter of 1994 compared with 1993 and decreased $139,000 (5.7%) for the first six months of 1994 compared with 1993. Reductions in headliner entertainment at the Sands during the first quarter of 1994 were partially offset by higher payroll costs during the second quarter.

  DEPRECIATION AND AMORTIZATION
  -----------------------------

       Depreciation and amortization expense decreased $441,000 (8.8%) and $923,000 (9.3%) during the three and six month periods ended June 30, 1994 as compared with the 1993 periods primarily due to the write off of deferred finance costs during the fourth quarter of 1993, which has reduced current year amortization expense.

  INTEREST
  --------

       Interest income increased $407,000 (110.6%) and $460,000 (60.7%), respectively, during the second quarter and first six months of 1994 compared to the same periods during 1993 primarily as a result of interest earned on the underlying indebtedness of a noncasino hotel operated by PHC which was purchased during February 1994 (see Note 5 of Notes to Consolidated Financial Statements).

       Interest expense increased $551,000 (5.6%) and $116,000 (.6%), respectively, during the three and six month periods ended June 30, 1994 compared to the corresponding periods during 1993. The additional interest incurred on the Senior Notes and Junior Subordinated Notes issued during the first quarter of 1994 was partially offset by the capitalization of interest related to construction at the Sands during the second quarter and the reduction in interest rates on debt refinanced as a part of the PHC Recapitalization.

  BENEFIT (PROVISION) FOR INCOME TAXES
  ------------------------------------

         PHC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $75 million, of which approximately $55 million do not begin to expire until the year 2003. Additionally, PHC and its subsidiaries have various tax credits available totaling approximately $4 million, many of which expire by the year 2002. In the first quarter of 1993, PHC and its subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The new standard requires that the tax benefit of such NOL's and credit

                                   29 of 31

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


  carryforwards be recorded as an asset and to the extent that management cannot assess that utilization of all or a portion of such NOL's is more likely than not, a valuation allowance should be recorded. Due to the financial reporting and tax losses of PHC and its subsidiaries through the second quarter of 1994, management was unable to determine that realization of that asset was more likely than not and thus has provided valuation allowances for the entire deferred tax asset for all periods presented.

  NET OPERATING LOSS CARRYFORWARDS
  --------------------------------

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

  INFLATION
  ---------

       Management believes that in the near term, modest inflation, along with increasing competition within the gaming industry for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

  SEASONALITY
  -----------

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

                                   30 of 31

  PART II:

       OTHER INFORMATION

       The registrant did not file any reports on Form 8-K during the quarter ended June 30, 1994. The registrant filed Form 10-K with the Securities and Exchange Commission on April 14, 1994, for the year ended December 31, 1993.

  SIGNATURES
  ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   PRATT HOTEL CORPORATION
                                              ----------------------------------
                                                          Registrant


  Date:      August 12, 1994             By:   /s/  Charles F. LaFrano, III
         ----------------------              -----------------------------------
                                                    Charles F. LaFrano, III
                                                      Vice President and
                                                 Principal Accounting Officer

                                   31 of 31