Form 10-Q
period 1994-09-30
PRATT HOTEL CORP /DE/
filed 1994-11-14
CIK 30117

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM-10Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               SEPTEMBER 30, 1994
                               -------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------
Commission file number   1-6339
                       ----------

                            PRATT HOTEL CORPORATION
- - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                   75-1295630
- - - ----------------------------------------    ------------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

    TWO GALLERIA TOWER, SUITE 2200
        13455 NOEL ROAD, LB 48
            DALLAS, TEXAS                                 75240
- - - ----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)        (214) 386-9777
                                                     ---------------------------

                               (NOT APPLICABLE)
- - - --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES    X    NO
                                                 -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at November 10, 1994
- - - ----------------------------------------    ------------------------------------
     COMMON STOCK, $.10 PAR VALUE                    5,186,627 SHARES

                                    1 of 27

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES


PART I:  FINANCIAL INFORMATION
- - - ------------------------------


INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - - -------------------------------------------------------


     Pratt Hotel Corporation and its subsidiaries ("PHC") are engaged primarily in the ownership, operation and management of casino/hotels and hotels in the United States and Puerto Rico, the management of a riverboat gaming facility located in Aurora, Illinois ("Hollywood - Aurora") and a dockside gaming facility located in Tunica County, Mississippi ("Hollywood - Tunica"). Approximately 20% of PHC's outstanding common shares are listed and traded on the American Stock Exchange under the symbol PHC. The remaining 80% of the common shares of PHC are owned by Hollywood Casino Corporation ("HCC"), a Delaware corporation with approximately 47% of its outstanding common shares listed and traded on the NASDAQ under the symbol HWCC. The remaining outstanding HCC common shares are owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by certain family members (collectively, the "Pratt Family").

     The consolidated financial statements as of September 30, 1994 and for the three and nine month periods ended September 30, 1994 and 1993 have been prepared by PHC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PHC as of September 30, 1994, and the results of its consolidated operations for the three and nine month periods ended September 30, 1994 and 1993, and its consolidated cash flows for the nine month periods ended September 30, 1994 and 1993.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in PHC's 1993 Annual Report on Form 10-K.

     A significant portion of PHC's assets relate to its wholly owned subsidiary, Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September; consequently, the results of operations for the three and nine month periods ended September 30, 1994 are not necessarily indicative of the operating results for the full year.


                                    2 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                    ASSETS

                                                       SEPTEMBER 30,      DECEMBER 31,
                                                           1994               1993
                                                       -------------      -------------
Current Assets:
  Cash and cash equivalents                            $  28,230,000      $  15,466,000
  Accounts receivable, net of allowances of
    $14,868,000 and $14,814,000, respectively             14,481,000         14,179,000
  Inventories                                              4,560,000          3,845,000
  Due from affiliates                                      2,812,000          4,356,000
  Deferred income taxes                                    1,103,000          2,904,000
  Refundable deposits and other current assets             4,253,000          5,415,000
                                                       -------------      -------------

    Total current assets                                  55,439,000         46,165,000
                                                       -------------      -------------

Property and Equipment:
  Land                                                    37,807,000         37,554,000
  Buildings and improvements                             172,918,000        169,340,000
  Operating equipment                                     94,681,000         74,256,000
  Construction in progress                                 1,099,000          6,829,000
                                                       -------------      -------------

                                                         306,505,000        287,979,000

  Less - accumulated depreciation and amortization      (136,400,000)      (124,877,000)
                                                       -------------      -------------

    Net property and equipment                           170,105,000        163,102,000
                                                       -------------      -------------

Other Assets:

  Obligatory investments                                   3,643,000          4,497,000
  Deferred financing costs                                10,095,000            562,000
  Notes receivable                                         9,203,000          7,860,000
  Other assets                                             3,435,000          2,106,000
                                                       -------------      -------------

    Total other assets                                    26,376,000         15,025,000
                                                       -------------      -------------

                                                       $ 251,920,000      $ 224,292,000
                                                       =============      =============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                                    3 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                       SEPTEMBER 30,      DECEMBER 31,
                                                           1994               1993
                                                       -------------      -------------
Current Liabilities:
  Borrowings from affiliate                            $   5,000,000      $  16,133,000
  Current maturities of long-term debt                       653,000          7,862,000
  Accounts payable                                        10,071,000          8,138,000
  Accrued liabilities -
    Salaries and wages                                     3,780,000          3,543,000
    Progressive jackpot                                      186,000          1,327,000
    Interest                                              12,051,000          6,437,000
    Costs related to extinguishment of debt                   98,000         10,498,000
    Other                                                  9,347,000          8,276,000
  Other current liabilities                                3,344,000          5,614,000
                                                       -------------      -------------

      Total current liabilities                           44,530,000         67,828,000
                                                       -------------      -------------

Long-Term Debt                                           332,562,000        280,260,000
                                                       -------------      -------------

Other Noncurrent Liabilities                              12,424,000         14,039,000
                                                       -------------      -------------

Commitments and Contingencies

Shareholders' Deficit:
  Common stock, $.10 par value per share;
    10,000,000 shares authorized; 5,186,627 and
    5,175,977 shares issued and outstanding,
    respectively                                             519,000            518,000
  Additional paid-in capital                              15,607,000         15,581,000
  Accumulated deficit                                   (153,722,000)      (153,934,000)
                                                       -------------      -------------

      Total shareholders' deficit                       (137,596,000)      (137,835,000)
                                                       -------------      -------------

                                                       $ 251,920,000      $ 224,292,000
                                                       =============      =============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                                    4 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                            -------------------------
                                               1994          1993
                                            -----------   -----------
Revenues:
 Casino                                     $79,023,000   $71,025,000
 Rooms                                        3,869,000     3,794,000
 Food and beverage                            9,079,000     7,818,000
 Other                                        5,593,000     4,600,000
                                            -----------   -----------

                                             97,564,000    87,237,000
 Less - Promotional allowances               (7,190,000)   (7,139,000)
                                            -----------   -----------

   Net revenues                              90,374,000    80,098,000
                                            -----------   -----------

Expenses:
 Casino                                      54,118,000    50,419,000
 Rooms                                        1,051,000       986,000
 Food and beverage                            3,373,000     3,076,000
 Other                                        2,237,000     1,820,000
 General and administrative                   6,976,000     6,864,000
 Depreciation and amortization                5,320,000     5,579,000
                                            -----------   -----------

   Total expenses                            73,075,000    68,744,000
                                            -----------   -----------

    Income from operations                   17,299,000    11,354,000
                                            -----------   -----------

Non-operating income (expense):
 Interest income                              1,324,000       381,000
 Interest expense, net of capitalized
   interest of $36,000 in 1993               (9,892,000)   (9,651,000)
                                            -----------   -----------

   Total non-operating expense, net          (8,568,000)   (9,270,000)
                                            -----------   -----------

 Income before income taxes                   8,731,000     2,084,000
Income tax provision                           (850,000)     (625,000)
                                            -----------   -----------

Net income                                  $ 7,881,000   $ 1,459,000
                                            -----------   -----------

Net income per common share                 $      1.52   $       .28
                                            ===========   ===========



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                                    5 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                    ---------------------------
                                                        1994           1993
                                                    ------------   ------------

Revenues:
 Casino                                             $194,600,000   $187,609,000
 Rooms                                                10,767,000     10,763,000
 Food and beverage                                    23,349,000     21,372,000
 Other                                                13,509,000      9,212,000
                                                    ------------   ------------

                                                     242,225,000    228,956,000
 Less - Promotional allowances                       (18,811,000)   (18,442,000)
                                                    ------------   ------------

   Net revenues                                      223,414,000    210,514,000
                                                    ------------   ------------

Expenses:
 Casino                                              144,262,000    136,594,000
 Rooms                                                 3,087,000      3,065,000
 Food and beverage                                     9,177,000      9,110,000
 Other                                                 4,527,000      4,249,000
 General and administrative                           20,654,000     19,934,000
 Depreciation and amortization                        14,300,000     15,482,000
                                                    ------------   ------------

   Total expenses                                    196,007,000    188,434,000
                                                    ------------   ------------

     Income from operations                           27,407,000     22,080,000
                                                    ------------   ------------

Non-operating income (expense):
 Interest income                                       2,542,000      1,139,000
 Interest expense, net of capitalized
   interest of $762,000 and $36,000, respectively    (28,954,000)   (28,829,000)
                                                    ------------   ------------

   Total non-operating expense, net                  (26,412,000)   (27,690,000)
                                                    ------------   ------------

 Income (loss) before income taxes                       995,000     (5,610,000)
Income tax provision                                    (783,000)      (717,000)
                                                    ------------   ------------

Net income (loss)                                   $    212,000   $ (6,327,000)
                                                    ============   ============

Net income (loss) per common share                  $       0.04   $      (1.23)
                                                    ============   ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                                    6 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                               -----------------------------
                                                                    1994           1993
                                                               -------------   -------------
OPERATING ACTIVITIES:
 Net income (loss)                                             $     212,000    $ (6,327,000)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization, including
   accretion of debt discount                                     18,080,000      15,753,000
  Provision for doubtful accounts                                  2,205,000       2,671,000
  Deferred income taxes                                              794,000        (299,000)
  Increase in accounts receivable                                 (2,440,000)     (4,565,000)
  (Decrease) increase in accounts payable and
   accrued expenses                                               (1,528,000)      7,259,000
  Decrease in progressive jackpot accrual                         (1,141,000)       (182,000)
  Net change in other current assets and liabilities                (529,000)     (2,253,000)
  Net change in other noncurrent assets and liabilities           (1,482,000)         13,000
                                                               -------------   -------------

   Net cash provided by operating activities                      14,171,000      12,070,000
                                                               -------------   -------------

INVESTING ACTIVITIES:
 Net property and equipment additions                            (18,526,000)     (5,290,000)
 Collections on notes receivable                                   7,590,000         200,000
 Obligatory investments                                             (400,000)     (1,455,000)
 Purchase of mortgage note                                        (5,750,000)              -
                                                               -------------   -------------

   Net cash used in investing activities                         (17,086,000)     (6,545,000)
                                                               -------------   -------------

FINANCING ACTIVITIES:
 (Repayment) issuance of short-term debt                         (21,000,000)     21,000,000
 Net (repayments to) borrowings from affiliate                   (11,133,000)      2,139,000
 Deferred financing costs                                        (10,212,000)     (1,948,000)
 Issuance of long-term debt                                      285,000,000               -
 Repayments of long-term debt                                   (227,003,000)    (15,857,000)
 Issuance of common stock                                             27,000          80,000
                                                               -------------   -------------

   Net cash provided by financing activities                      15,679,000       5,414,000
                                                               -------------   -------------

   Net increase in cash and cash equivalents                      12,764,000      10,939,000
    Cash and cash equivalents at beginning
     of period                                                    15,466,000      13,459,000
                                                               -------------   -------------

    Cash and cash equivalents at end of period                 $  28,230,000    $ 24,398,000
                                                               =============   =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.


                                    7 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     Pratt Hotel Corporation, a Delaware corporation, and its subsidiaries ("PHC"), are engaged in the operation or management of casino and hotel properties. PHC's principal assets are the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"), and a management contract on a riverboat gaming facility located in Aurora, Illinois ("Hollywood - Aurora") (see Note 5). PHC's other operations in the United States and the Caribbean, including various ventures in which PHC has an interest, are managed by PHC or its subsidiaries. Hollywood Casino Corporation ("HCC"), a Delaware corporation which is approximately 53% owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by certain family members related to such individuals (collectively, the "Pratt Family"), owns approximately 80% of the common stock of PHC.

     The consolidated financial statements as of September 30, 1994 and for the three and nine month periods ended September 30, 1994 and 1993 have been prepared by PHC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PHC as of September 30, 1994, the results of its consolidated operations for the three and nine month periods ended September 30, 1994 and 1993 and its consolidated cash flows for the nine month periods ended September 30, 1994 and 1993.

(2)  SHORT-TERM CREDIT FACILITIES

     During June 1994, a subsidiary of PHC entered into an agreement for a bank line of credit in the amount of $5,000,000. The agreement provides for interest on borrowings at the bank's prime lending rate plus 3/4% per annum. In addition to the maintenance of certain financial ratios, the line of credit agreement contains numerous restrictive covenants, all of which are also covenants under other debt as described in Note 3. The bank line of credit agreement also contains certain cross-default provisions with other outstanding debt of PHC and its subsidiaries. Borrowings under the line of credit are guaranteed to the extent of $2,000,000 by another subsidiary of PHC. There are no borrowings outstanding under the line of credit at September 30, 1994.

     During February and March 1993, a subsidiary of PHC issued $21,000,000 of Series A and Series B 13 1/2% Guaranteed First Mortgage Notes due in 1994 (the "Series Notes"). The Series Notes were not registered under the Securities Act and since no such registration became effective prior to August 18, 1993, the interest rate increased to 14% per annum effective at that date with additional increases of 1/4% after each succeeding 90-day period. Refinancing of the Series Notes was completed in February 1994 when a subsidiary of PHC issued $185,000,000 of 10 7/8% First Mortgage Notes due in 2004 (see Note 3).

     As of September 30, 1994 and December 31, 1993, PHC and its subsidiaries had outstanding borrowings of $6,000,000 and $10,050,000, respectively, from HCC. Of the amounts borrowed, $1,000,000, which is not due until April 1, 1998, is classified as noncurrent in the accompanying balance sheets at September 30, 1994 and December 31, 1993. The remaining amounts are due on demand, or if no demand is made, on April 1, 1998. Such borrowings from HCC bear interest at the rate of 14% per annum, payable semiannually. It is anticipated that PHC and its subsidiaries may, from time to time, obtain additional loans from HCC under similar terms.



                                    8 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     In addition, HCC agreed to loan up to $8,000,000 to a subsidiary of PHC, the proceeds of which were loaned to and used by the Sands in connection with an expansion of its gaming space. During 1993, HCC loaned $7,083,000 to the subsidiary for such purpose. The loan accrued interest at the rate of 13 1/2% per annum payable semiannually, and the outstanding balance of $8,000,000 was repaid during February 1994 in connection with the refinancing of virtually all of PHC's casino-related outstanding debt (see Note 3).

(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of PHC's assets are pledged in connection with PHC's long-term indebtedness. Additionally, the indentures with respect to PHC's recently completed refinancing contain certain cross-default provisions.

                                                    SEPTEMBER 30,      DECEMBER 31,
                                                        1994               1993
                                                   --------------     -------------
10 7/8% first mortgage notes, due 2004 (a)          $185,000,000       $      -
11 3/4% first mortgage notes,
  refinanced in 1994, net of
  discount of $45,000 (b)                                    -          161,623,000
11 5/8% senior notes, due 2004 (c)                    85,000,000                -
15 1/2% unsecured notes, refinanced in 1994 (d)              -           97,143,000
14 5/8% junior subordinated notes, due 2005 (e)       15,000,000                -
14 7/8% secured promissory note, net of
  discount of $66,378,000 (f)                         44,258,000                -
Second lien wrap-around mortgage note,
  repaid in September 1994 (g)                               -            6,663,000
Series Notes, refinanced in 1994 (Note 2)                    -           21,000,000
Other                                                  3,957,000          1,693,000
                                                    ------------       ------------

    Total indebtedness                               333,215,000        288,122,000
  Less - current maturities                             (653,000)        (7,862,000)
                                                    ------------       ------------

    Total long-term debt                            $332,562,000       $280,260,000
                                                    ============       ============

- - - -------------------
[FN]
(a) On February 17, 1994, a subsidiary of PHC issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes") and collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 will become due on each interest payment date.


                                    9 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     The indenture for the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PHC to pay dividends to PHC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture requires the maintenance of certain cash balances and, commencing in 1994, requires that a minimum of $7,000,000 be expended for property and fixture renewals, replacements and betterments, subject to increases of five percent per annum thereafter. The indenture also contains certain cross-default provisions with respect to the Senior Notes described in (c) below.

(b) On August 6, 1987, a subsidiary of PHC obtained $170,504,000 by issuing $173,030,000 of seven-year, non-callable, nonrecourse first mortgage notes bearing interest at 11 3/4% per annum, payable semiannually (the "11 3/4% First Mortgage Notes"), net of a $2,526,000 discount. The 11 3/4% First Mortgage Notes were repaid in February 1994.

(c) On February 17, 1994, a subsidiary of PHC issued $85,000,000 of unsecured senior notes due April 15, 2004 (the "Senior Notes"). Interest on the Senior Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The Senior Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the Senior Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PHC to pay dividends to PHC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with respect to the 10 7/8% First Mortgage Notes described in (a) above.

(d) On February 23, 1988, PCPI Funding Corp., a subsidiary of PHC, issued $115,000,000 of unsecured notes due April 1, 1998 bearing interest at 15 1/2% per annum, payable semiannually (the "PCPI Notes"). On November 3, 1989, PCPI Funding Corp. redeemed $17,857,000 of the PCPI Notes pursuant to a one-time redemption right exercised by the noteholders, and during 1990 HCC purchased $38,779,000 principal amount of the PCPI Notes. The remaining principal balance of $58,364,000 was publicly held and was redeemed during February 1994. The PCPI Notes held by HCC were exchanged during February 1994 - see (f) below.

(e) On February 17, 1994, PRT Funding Corp., a subsidiary of PHC, issued $15,000,000 of junior subordinated notes (the "Junior Subordinated Notes") to HCC. The Junior Subordinated Notes are due in February 2005 and bear interest at the rate of 14 5/8% per annum which, subject to meeting certain financial coverage and other payment restriction tests required by the indenture for the 10 7/8% First Mortgage Notes, is payable semiannually commencing August 17, 1994. Interest was not paid on August 17, 1994 as a result of losses experienced by a PHC subsidiary during the second quarter (see Note 5).

(f) On February 17, 1994, PPI Funding Corp., a newly formed subsidiary of PHC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for the $38,779,000 principal amount of PCPI Notes held by HCC -

                                   10 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     see (d) above. The increased principal amount of the new notes includes a call premium on the exchange ($1,745,000) equal to 4 1/2% of the principal amount of PCPI Notes exchanged; such premium was paid to all third parties holding PCPI Notes. The PPI Funding Notes are discounted to yield interest at the rate of 14 7/8% per annum and have a face value of $110,636,000. Payment of interest is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of PHC.

(g) The note was repaid during September 1994. Interest accrued at prime plus two percentage points (subject to a minimum of 11 1/2%) and was payable monthly based on a 15-year amortization schedule.

     Scheduled payments of long-term debt as of September 30, 1994 are set forth below:

       1994 (3 months)          $    263,000
       1995                          523,000
       1996                          569,000
       1997                        3,482,000
       1998                        5,457,000
       Thereafter                389,299,000
                                ------------

        Total                   $399,593,000
                                ============

     Interest paid, net of amounts capitalized, amounted to $20,163,000 and $25,421,000, respectively, during the nine month periods ended September 30, 1994 and 1993.

(4)  INCOME TAXES

     Components of PHC's provision for income taxes consisted of the following:

                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                          ---------------------   -----------------------
                                             1994        1993        1994         1993
                                          ---------   ---------   ---------   -----------
Federal income taxes                      $       -   $       -   $       -   $         -
State income tax (provision) benefit:
  Current                                  (533,000)   (677,000)     11,000    (1,016,000)
  Deferred                                 (317,000)     52,000    (794,000)      299,000
                                          ---------   ---------   ---------   -----------
                                          $(850,000)  $(625,000)  $(783,000)  $  (717,000)
                                          =========   =========   =========   ===========

                                   11 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     PHC is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and PHC, PHC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. No federal income taxes were paid by PHC during either of the nine month periods ended September 30, 1994 or 1993. Total state income taxes paid by PHC amounted to $255,000 and $1,393,000, respectively, for the nine month periods ended September 30, 1994 and 1993.

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

     PHC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $79,000,000, of which approximately $59,000,000 do not begin to expire until the year 2003. Additionally, PHC and its subsidiaries have various tax credits available totaling approximately $4,000,000, most of which expire by the year 2002. In the first quarter of 1993, PHC adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109"). SFAS 109 requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's is more likely than not, a valuation allowance should be recorded. Due to the losses of PHC and its subsidiaries through the third quarter of 1994 for tax reporting purposes, management was unable to determine that realization of such asset was more likely than not and thus has provided valuation allowances for the entire deferred tax asset for all periods presented.

     Sales or purchases of PHC or HCC common stock by certain five percent stockholders, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), can cause a "change of control", as defined in Section 382 of the Code, which would limit the ability of PHC to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of annual loss carryforwards available for use would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also effect PHC's future utilization of its loss carryforwards.

                                   12 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

    The components of the deferred tax asset as of September 30, 1994 and December 31, 1993 were as follows:

                                                 SEPTEMBER 30,  DECEMBER 31,
                                                     1994           1993
                                                 -------------  ------------
Deferred tax assets:
 Net operating loss carryforwards                $ 26,771,000   $ 18,181,000
 Allowance for doubtful accounts                    5,687,000      4,724,000
 Investment and jobs tax credits                    4,075,000      4,075,000
 Early extinguishment of debt                               -      5,037,000
 Equity losses of unconsolidated subsidiaries
  and joint ventures                                3,569,000      3,616,000
 Other liabilities and reserves                     2,024,000      1,890,000
 Benefit accrual                                    1,474,000      1,298,000
 Write-off of deferred pre-acquisition costs                -      4,449,000
 Other                                                436,000        332,000
                                                 ------------   ------------
  Total deferred tax assets                        44,036,000     43,602,000
                                                 ------------   ------------
Deferred tax liabilities:
 Depreciation and amortization                     (8,292,000)    (7,018,000)
 Other                                               (394,000)      (539,000)
                                                 ------------   ------------
  Total deferred tax liabilities                   (8,686,000)    (7,557,000)
                                                 ------------   ------------
Net deferred tax asset                             35,350,000     36,045,000
Valuation allowance                               (35,350,000)   (36,045,000)
                                                 ------------   ------------
                                                 $          -   $          -
                                                 ============   ============

    Receivables and payables in connection with the aforementioned tax allocation agreements are as follows:

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1994            1993
                                                 -------------   ------------
Deferred income taxes - current                  $  1,103,000    $  2,016,000
Other noncurrent liabilities                       (1,103,000)     (2,016,000)

    The New Jersey Division of Taxation is currently examining the state income tax returns of certain of PHC's subsidiaries for the years 1987 through 1991. Although a possible range of adjustment can not be estimated, in the opinion of management, the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of PHC or its subsidiaries.

                                   13 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(5)  TRANSACTIONS WITH RELATED PARTIES

          PHC operates the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which is owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. PHC is obligated under the terms of the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, a portion of such underlying indebtedness with a principal balance of approximately $11,200,000 was purchased from third parties by PHC at a cost of $6,750,000 ($1,000,000 of which was paid during 1993), which funds were borrowed from HCC. As a result of such purchase, PHC eliminated any contingent liability with respect to the underlying indebtedness so purchased. Payments under the hotel operating agreement, net of debt service receipts since the February 1994 note acquisition date, amounted to $135,000 and $545,000, respectively, during the three and nine month periods ended September 30, 1994 and $348,000 and $1,048,000, respectively, during the three and nine month periods ended September 30, 1993.

          Hollywood Casino - Aurora, Inc. ("HCA"), a wholly owned subsidiary of HCC, was organized for the purpose of developing and owning Hollywood - Aurora. Hollywood - Aurora commenced operations on June 17, 1993 and a subsidiary of PHC began earning, pursuant to a services agreement, a base services fee equal to 5% of Hollywood - Aurora's operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Such fees totaled $2,901,000 and $7,279,000, respectively, during the three and nine month periods ended September 30, 1994 and $2,539,000 and $2,733,000, respectively, during the three and nine month periods ended September 30, 1993. Unpaid base services and incentive fees in the aggregate amount of $2,042,000 and $3,931,000 at September 30, 1994 and December 31, 1993,
respectively, are included in due from affiliates in the accompanying consolidated balance sheets.

          HWCC - Tunica, Inc. ("HWCC - T"), a wholly owned subsidiary of HCC, completed construction of a dockside gaming facility in Tunica County, Mississippi ("Hollywood - Tunica") which commenced operations in August 1994. Pursuant to a ten-year consulting agreement with HWCC - T, a subsidiary of PHC receives monthly consulting fees of $100,000.

          HCC is obligated under the terms of an administrative services agreement to pay PHC $50,000 per month during 1994 ($20,000 per month during 1993). In addition, during 1993, PHC and its subsidiaries began sharing certain general and administrative costs with HCC. Costs allocated by HCC to PHC exceeded the administrative services fees due to PHC by $4,000 during the three month period ended September 30, 1994. Net allocated costs and fees charged to HCC by PHC amounted to $141,000 during the nine month periods ended September 30, 1994 and $577,000 and $1,656,000, respectively, during the three and nine month periods ended September 30, 1993.

                                   14 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

          Interest expense with respect to borrowings from HCC is set forth below:

                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                           SEPTEMBER 30,              SEPTEMBER 30,
                                      ----------------------  --------------------------------
                                         1994        1993         1994             1993
                                      ----------  ----------  -------------  -----------------
PPI Funding Notes and the PCPI
  Notes held by HCC (Note 3)          $1,540,000  $1,503,000     $4,502,000         $4,508,000
Junior Subordinated Notes (Note 3)       548,000           -      1,365,000                  -
Short-term borrowings (Note 2)           215,000     252,000      1,031,000            745,000

          Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balance at September 30, 1994. Interest due to HCC on the PCPI Funding Notes at December 31, 1993 amounted to $1,503,000 and is included in accrued interest payable on the accompanying consolidated balance sheet. Interest accrued on the Junior Subordinated Notes, including interest deferred from the August 17, 1994 scheduled payment date (see Note 3), of $1,365,000 is included in interest payable on the accompanying consolidated balance sheet at September 30, 1994. Interest accrued on short- term borrowings which amounted to $238,000 and $193,000, respectively, at September 30, 1994 and December 31, 1993, is also included in interest payable on the accompanying consolidated balance sheets.

(6)  LITIGATION

ATLANTIC CITY CASINO/HOTEL SITE

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

                                   15 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

          Because the Court's action only affects two separate subsidiaries of PHC, there are no adverse effects to the operations of, or will there be damages assessed against PHC, under the Court's ruling. However, as a result of the Court ruling certain assets which had been capitalized in connection with the attempted acquisition of the casino/hotel site amounting to $13,086,000 were written off during 1992. An appeal is pending; nevertheless, settlement negotiations are ongoing with Penthouse.

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

PARTICIPATION OPTIONS

          Hotel Aquarius B.V. ("HABV"), a corporation organized under the laws of The Netherlands, filed a lawsuit in the United States District Court for the Southern District of New York on June 19, 1992 against a predecessor of HCC, PHC, certain members of the Pratt Family and their affiliates (collectively, the "Pratt Parties") and Greate Bay Casino Corporation, formerly a subsidiary of PHC ("GBCC"). HABV alleges that the Pratt Parties breached certain contracts (the "Participation Options") entered into with HABV by failing to afford HABV the opportunity to participate as an investor in reconverting certain office space at the Sands back into hotel rooms, to participate in an alleged expansion of the Sands' slot machine capacity, to participate as an investor and in the management of Hollywood - Aurora. HABV also alleges that the Pratt Parties and GBCC have been unjustly enriched as a result of benefits conferred upon Hollywood - Aurora by HABV. HABV's lawsuit seeks an order requiring that the Pratt Parties perform under the Participation Options, including, but not limited to, requiring the Pratt Parties to (a) allow HABV to receive 40% of the profits derived from Hollywood - Aurora and the management thereof, and derived from the aforementioned work at the Sands and from the alleged expansion of the slot machine capacity at the Sands; (b) permit HABV to designate 50% of the members of the boards of directors of HCA and GBCC; and (c) allow HABV to participate in Hollywood - Aurora on the basis of HABV's alleged contribution to the project. HABV is also seeking damages in excess of $20 million and attorneys' fees. HABV also seeks a declaratory judgement that the Participation Options are in full force and effect and that HABV continues to have the exclusive right and option to participate in any project, as defined therein, which may include various gaming related and other projects, until the Participation Options are validly terminated. HCC and its co-defendants believe that HABV's claims are without merit and continue to defend their position vigorously. HCC and its co-defendants have filed counterclaims against HABV for, among other things, fraudulent inducement, breach of contract and declaratory relief that the Participation Options are terminated and of no effect. HCC and its co-defendants have also filed counterclaims against HABV's principal, Lars-Erik Magnusson, and HABV's United States representative, Richard Bernstein, for fraud and negligent misrepresentation. Based upon its review, as of September 7, 1994, litigation counsel for HCC and its co-defendants is of the view that this litigation will not have a materially adverse effect on HCC and its co-defendants. However, because discovery in

                                   16 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

the case is incomplete, and due to the uncertainties inherent in litigation, no assurance can be given that HCC and its co-defendants will prevail in this litigation. HCC's failure to prevail would likely have a materially adverse effect on HCC's consolidated financial position and results of operations or could result in interference with the ownership or operation of the business of PHC.

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

(7)  PROGRESSIVE JACKPOT

          Regulations approved by the New Jersey Casino Control Commission allow casino licensees to establish time limits for offering progressive slot machine jackpots to customers. Upon the expiration of the stated time limits, and upon providing proper notice to the casino customers, casino licensees are afforded certain relief including the reduction or removal of the progressive jackpot from the gaming floor. Accordingly, during May 1994 and June 1993, GBHC removed certain progressive jackpots from HWCC - Tunica the gaming floor, resulting in the reversal of $1,035,000 and $342,000 of progressive jackpot liabilities, respectively, and the corresponding recognition of an equal amount of slot machine revenues.

(8)  RECLASSIFICATIONS

Certain reclassifications have been made to the 1993 consolidated financial statements to conform to the 1994 consolidated financial statement presentation.

                                   17 of 27

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

          As part of the PHC Recapitalization, PHC also issued $15 million of 14 5/8% junior subordinated notes due in 2005 to HCC; interest on such debt is payable semiannually commencing August 17, 1994, with payment subject to meeting certain financial coverage and payment restriction tests required by the indenture for the 10 7/8% First Mortgage Notes. Interest was not paid on August 17, 1994 as a result of losses experienced by a PHC subsidiary during the second quarter.

          Proceeds from the debt offerings were used to refinance outstanding 11 3/4% First Mortgage Notes and other debt maturing in 1994, to repay $58.4 million of publicly held 15 1/2% unsecured notes issued by a subsidiary of PHC (the "PCPI Notes") and to provide partial funding for an expansion of gaming space at the Sands (including the repayment of an $8 million interim construction loan provided by HCC). The remaining $38.8 million of PCPI Notes, which were held by HCC, were exchanged for $40.5 million discounted principal amount of new notes with deferred interest payments. As a result of this exchange, PHC's cash interest payments will be reduced by approximately $6 million per year. Neither HCC nor HCC's other subsidiaries are obligated for the indebtedness of PHC and its subsidiaries.

     GENERAL

          PHC's principal assets and sources of revenues are the Sands and a management contract with Hollywood - Aurora, a riverboat gaming facility in Aurora, Illinois owned by HCC. During the first nine months of 1994, PHC's net cash provided by operating activities amounted to $3.9 million after payment of approximately $10.3 million of costs accrued during 1993 in connection with the PHC Recapitalization. PHC has utilized a portion of its operating cash flow and net borrowings during 1994 to fund capital additions ($18.5 million) and to purchase a mortgage note ($5.75 million) secured by a hotel which PHC operates for an affiliate (see "Other" below).

          During the first nine months of 1994, PHC repaid third party indebtedness of approximately $248 million, including $240.1 million which was refinanced, and affiliated indebtedness of $11.1 million. Scheduled maturities of long-term debt during the remainder of 1994 amount to approximately $263,000.

          Since June 1993, a PHC subsidiary has earned a base management fee equal to 5% of operating revenues (as defined in the management agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the management agreement) from the operation of Hollywood - Aurora. Base and incentive fees earned for the period since June 1993 through the third quarter of 1994 amounted to $7.2 million and $5.7 million, respectively, of which $9.2 million was received by PHC in the first nine months of 1994. The base fee is payable quarterly, subject to approval by the Board of Directors of HCC. Initial payment of the incentive fee, which is


                                   18 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

subject to certain cumulative earnings requirements, was made during April 1994 and has been made monthly thereafter.

          A PHC subsidiary entered into a ten-year agreement with Hollywood - Tunica which provides for monthly payments of $100,000 to the PHC subsidiary for consulting services. The agreement also provides for reimbursement of direct costs and expenses incurred.

     THE SANDS

          The Sands' earnings before depreciation, interest, amortization, taxes and intercompany management fees of more than $43 million during each of the last five years have been sufficient to meet its debt service obligations, other than certain maturities of principal that have been refinanced, and to fund a substantial portion of its capital expenditures. The Sands has also used short-term borrowings to fund seasonal cash needs and has used long-term borrowings for certain capital projects.

          Capital expenditures at the Sands during the nine months ended September 30, 1994 amounted to approximately $18.5 million. Approximately $13.9 million of such expenditures were in connection with the addition of approximately 25,000 square feet of gaming space. Construction activities on this space, which commenced in June 1993, were completed at the end of the second quarter and operations in the expanded and reconfigured gaming space commenced on July 1, 1994 (the "Grand Opening"). Funding for the expansion was provided by $15 million obtained from the PHC Recapitalization and $3.5 million from a combination of equipment financing and general corporate funds. In addition, the Sands plans to invest an additional $1.3 million during the remainder of 1994 for general capital improvements.

          Approximately $160 million of the Sands' First Mortgage Notes and other short-term borrowings of approximately $21 million were refinanced as part of the PHC Recapitalization.

          During June 1994, GBHC entered into an agreement for a $5 million bank line of credit, all of which was available for working capital purposes at September 30, 1994. Management does not presently anticipate borrowings on this line of credit during the fourth quarter of 1994.

     OTHER

          In prior years PHC's hotel operations have required substantial infusions of operating funds; however, the disposition of all but three of its hotel properties has substantially reduced the cash required to fund hotel operations. In connection with a certain hotel property which PHC operates pursuant to an operating agreement with an affiliate, PHC is obligated to make minimum rental payments equal to the principal and interest payments on the underlying indebtedness attributable to the property; such underlying indebtedness aggregated $13.8 million at January 31, 1994. During February 1994, a portion of such underlying indebtedness with a principal balance of $11.2 million was purchased by PHC at a cost of $6.75 million, which funds were borrowed from HCC. As a result of such purchase, PHC eliminated any contingent liability with respect to the underlying indebtedness so purchased.

                                   19 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

          PHC has agreed to contribute up to $3.9 million over the next three years (including approximately $700,000 during the remainder of 1994) as an additional investment in an unconsolidated hotel partnership to refurbish the hotel facility; such commitment is in recognition of PHC's partner having made a $5 million principal reduction on the underlying mortgage note on the facility.

          The Sands' operations, through tax allocation payments and the repayment of intercompany loans, have historically been the primary source of liquidity for PHC's other operations and activities, including the substantial litigation costs associated with the attempted acquisition of a casino/hotel site in Atlantic City, as well as PHC's debt service obligations; such payments from the Sands to PHC are subject to the prior approval of the New Jersey Casino Control Commission. In addition, certain loan indenture covenants restrict payments to PHC. PHC's other past sources of liquidity and capital resources have been primarily limited to proceeds from asset sales. PHC has substantially reduced its losses from non-casino hotel operations over the past several years through the sale of certain hotel properties and the termination of management contracts on certain managed hotel properties. Additionally, PHC's litigation costs have been substantially reduced. The combination of reduced costs and the introduction of management and consulting fees earned on non-owned gaming facilities have substantially eliminated PHC's reliance on intercompany payments as a source of liquidity.

          Management anticipates that PHC and its subsidiaries' (including the Sands) funding requirements for the next 12 months will be satisfied by (i) existing cash, (ii) cash generated by the Sands' operations, (iii) the management fee from Hollywood - Aurora, (iv) the consulting fee from Hollywood - Tunica, and (v) management fees from remaining hotel operations.

RESULTS OF OPERATIONS

GENERAL

          Substantially all of PHC's operating results prior to the opening of Hollywood - Aurora in June 1993 were from the Sands. As a result of management fees earned from Hollywood - Aurora and the recently completed expansion of gaming space at the Sands, PHC's consolidated net revenues increased to $90.4 million and $223.4 million, respectively, for the three and nine month periods ended September 30, 1994, compared to $80.1 million and $210.5 million, respectively, for the three and nine month periods ended September 30, 1993. PHC's income from operations increased to $17.3 million and $27.4 million, respectively from $11.4 million and $22.1 million, respectively, during the third quarter and first nine months of 1994 compared to 1993.

          PHC made interest payments of $20.2 million during the first nine months of 1994 compared to $25.4 million during the same period in 1993. This decrease is due, in part, to the payment of only four and one-half months of accrued interest to holders of the retired PCPI Notes, which amounted to $5.6 million during the 1994 period, compared to a semiannual interest payment of $7.9 million during 1993. In addition, during the 1993 period the Sands' then outstanding first mortgage notes required monthly payments including interest; accordingly, nine months of interest was paid. Replacement debt issued as

                                   20 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

part of the PHC Recapitalization requires semiannual interest payments beginning in July 1994; consequently, only five months of accrued interest was paid during the nine month period ended September 30, 1994.

GAMING OPERATIONS

                The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:


                           THREE MONTHS ENDED      NINE MONTHS ENDED
                              SEPTEMBER 30,           SEPTEMBER 30,
                          --------------------  ------------------------
                            1994       1993        1994         1993
                          ---------  ---------  -----------  -----------
                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games              $ 30,114   $ 26,083   $   73,900   $   72,279
 Slot machines              47,509     43,585      117,477      113,891
 Other (1)                   1,400      1,357        3,223        1,439
                          --------   --------   ----------   ----------

  Total                   $ 79,023   $ 71,025   $  194,600   $  187,609
                          ========   ========   ==========   ==========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)              $182,609   $166,596   $  453,207   $  467,154
                          ========   ========   ==========   ==========

 Hold Percentages: (3)
  Sands                       16.5%      15.7%        16.3%        15.5%
  Atlantic City Casino
   Gaming Industry            15.7%      15.5%        15.7%        15.7%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)            $540,056   $478,538   $1,319,909   $1,244,771
                          ========   ========   ==========   ==========

 Hold Percentage:(3)
  Sands(4)                     8.8%       9.1%         8.8%         9.1%

____________________________
(1) Consists of revenues from poker ($947,000 and $2.2 million, respectively, for the three and nine month periods ended September 30, 1994 and $988,000 and $1.1 million, respectively, for the three and nine month periods ended September 30, 1993) and simulcast horse racing wagering

                                   21 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

     ($453,000 and $1 million, respectively, for the three and nine month periods ended September 30, 1994; and $369,000 and $389,000, respectively, for the three and nine month periods ended September 30, 1993).

(2) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (collectively, the "drop") and coins wagered in slot machines ("handle").

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

  Table games drop increased $16 million (9.6%) and decreased $13.9 million (3%) for the three and nine month periods ended September 30, 1994 compared with the same periods during 1993. These changes compare with an increase of 2.2% and a decrease of 1.1%, respectively, in table drop for the overall Atlantic City industry during the same periods. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) increased to 9.3% during the third quarter of 1994 from 8.7% during the third quarter of 1993, but declined to 8.8% during the first nine months of 1994 from 8.9% during the first nine months of 1993. The third quarter table game drop increase is attributable to the opening of the Sands' expanded gaming space on July 1. As a result of the expansion, the number of table games, excluding poker, increased by 25% during the third quarter of 1994 as compared with the corresponding period of 1993 and table games have been made more accessible to casino patrons. The third quarter increase could not, however, completely mitigate the $30 million decrease in table game drop experienced prior to July 1. A number of factors adversely affected the 1994 first six months' table games performance including: (i) the relocation of many blackjack tables to a less accessible temporary gaming space during construction and the periodic closing of selected tables on the main casino floor as construction neared completion; (ii) the severe winter weather during the first quarter, particularly on weekend periods which generally affect the Sands to a greater degree than its competitors since the Sands caters to premium table players who concentrate their visits over weekend periods; (iii) the overall trend in the Atlantic City marketplace towards slot machine play and (iv) competitive pressures, particularly in the high-end table patron segment.

  Slot machine handle increased $61.5 million (12.9%) and $75.1 million (6%), respectively, for the three and nine month periods ended September 30, 1994 compared with the previous year periods. Although the Sands' slot machine handle increase during the third quarter of 1994 exceeded the increase

                                   22 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

of 11.4% in slot machine handle for the Atlantic City industry during the same period, the Sands' increase for the first nine months of 1994 was less than the Atlantic City industry (7.2%). The increase in the average number of slot machines at the Sands during the first nine months of 1994 compared with 1993 was 9.9% compared to the Atlantic City industry increase of 8%. The Sands' nine month slot handle increase lagged both its own capacity increase and the average industry handle increases due to the construction-related factors mentioned above as well as to a decrease in the number of bus patrons during the first six months of 1994. The third quarter increase in slot handle reflects increased slot capacity (19.6%) resulting from the expansion of gaming space and the introduction of new slot machines operated at a higher payback percentage, which encourages extended patron play.

REVENUES

  Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, increased by $8 million (11.3%) and $7 million (3.7%) respectively, during the third quarter and first nine months of 1994 compared with the corresponding periods during 1993. The third quarter revenue increases result from the expansion of gaming space as demonstrated by the third quarter increases in slot machine and table games gross wagering. The impact on revenue of such volume increases was enhanced by improved hold percentages on table games, but diminished by the industry-wide decline in slot machine hold percentages. Nine month increases in slot machine volume at the Sands due primarily to the expansion of gaming space were partially offset by a slight decrease in table game patronage and lower slot hold percentages. The Sands' decline in slot hold percentage is consistent with the competitive trend in Atlantic City towards lower slot hold percentages. Table game revenues benefitted from improved hold percentages and an increase in other casino revenues of $1.8 million compared to 1993 as a result of a full nine months of poker operations (poker commenced at the Sands during June 1993) and simulcast revenues. In addition, the removal of certain progressive jackpots during the second quarters of 1994 and 1993 resulted in the recognition of casino revenues amounting to approximately $1 million and $340,000, respectively.

  Rooms revenues did not change significantly for the three and nine month periods ended September 30, 1994 compared with the same periods in 1993 as improved revenues at non-casino properties offset the decreases in rooms revenues at the Sands resulting from inclement weather during the first quarter of 1994. Food and beverage revenues increased $1.3 million (16.1%) and $2 million (9.3%), respectively, for the three and nine month periods ended September 30, 1994 compared with 1993 as a result of the opening of additional dining outlets at the Sands and increases in casino patronage as noted above. Other revenues increased $993,000 (21.6%) and $4.3 million (46.6%), respectively, during the third quarter and first nine months of 1994 compared to 1993. These increases were primarily due to increased fees earned from the management of Hollywood - Aurora ($2.9 million and $7.3 million, respectively, during the third quarter and first nine months of 1994 compared to $2.5 million and $2.7 million for the same periods in 1993) together with consulting fee revenues earned in 1994 from Hollywood - Tunica. The 1994 nine month increase was partially offset by the receipt of a $1.5 million

                                   23 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

termination fee during the first quarter of 1993 in connection with the termination of a management agreement on a non-casino hotel.

  Promotional allowances represent the retail value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of rooms, food and beverage and other revenues at the Sands, have decreased to 54.7% for the three months ended September 30, 1994 from 60.3% for the corresponding period during 1993, and 58.5% for the nine month period ended September 30, 1994 from 59.1% during 1993. As a result of the Sands' expansion, table drop and slot machine handle attributable to the mass market segment (which generally does not require the same level of complimentaries) has increased at a greater rate than overall wagering. In addition, the Sands reduced utilization of rooms, food and beverage and entertainment complimentaries during the casino construction period.

DEPARTMENTAL EXPENSES

  Casino expenses at the Sands increased $3.7 million (7.3%) and $7.7 million (5.6%), respectively, during the third quarter and first nine months of 1994 compared with the same periods during 1993. These increases were primarily due to increases in marketing costs preparatory to the Grand Opening of the second floor gaming space on July 1, 1994, including the implementation of an aggressive mass marketing strategy and direct costs of nearly $1 million associated with the Grand Opening. In addition, operating costs increased during the third quarter as a result of increased casino patronage at the expanded facility.

  Rooms expense increased $65,000 (6.6%) during the three month period ended September 30, 1994 compared with the same period of 1993 bringing nine month totals in line with prior year balances. Increased operating costs at the Sands during the third quarter due to patronage increases were offset by lower costs earlier during the year, primarily as a result of inclement weather during the first quarter of 1994. Food and beverage expense increased $297,000 (9.7%) during the three month period ended September 30, 1994 compared with 1993 as a result of increased patronage at the Sands, which again offset lower operating costs earlier in the year, bringing such expenses for the nine month period ended September 30, 1994 in line with those of 1993. Other expenses increased $417,000 (22.9%) and $278,000 (6.5%) for the third quarter and first nine months of 1994 compared with 1993 principally because of higher payroll and production costs associated with theater entertainment.

DEPRECIATION AND AMORTIZATION

  Depreciation and amortization expense decreased $259,000 (4.6%) and $1.2 million (7.6%) during the three and nine month periods ended September 30, 1994 as compared with the 1993 periods primarily due to the write off of certain deferred financing costs at December 31, 1993. Increases in depreciation

                                   24 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

expense during the third quarter of 1994 attributable to the expansion of gaming space were more than offset by reductions in the monthly amortization of deferred financing costs resulting from the PHC Recapitalization.

INTEREST

  Interest income increased $943,000 (247.5%) and $1.4 million (123.2%), respectively, during the third quarter and first nine months of 1994. These increases were primarily as a result of interest earned on the underlying indebtedness of a non-casino hotel operated by PHC which was purchased during February 1994 (see Note 5 of Notes to Consolidated Financial Statements) together with the recognition of interest earned on funds escrowed for the repayment of debt as part of the PHC Recapitalization.

  Interest expense increased $241,000 (2.5%) during the three month period ended September 30, 1994 compared to the same period during 1993. The additional interest incurred on the Senior Notes and Junior Subordinated Notes issued during the first quarter of 1994 was offset by (i) the capitalization of interest related to construction at the Sands during the second quarter and (ii) the reduction in interest rates on debt refinanced as part of the PHC Recapitalization. As a result, interest expense for the nine month period ended September 30, 1994 has not changed significantly from the corresponding period in 1993.

INCOME TAX PROVISION

          PHC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $79 million, of which approximately $59 million do not begin to expire until the year 2003. Additionally, PHC and its subsidiaries have various tax credits available totaling approximately $4 million, many of which expire by the year 2002. In the first quarter of 1993, PHC and its subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The new standard requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and to the extent that management cannot assess that utilization of all or a portion of such NOL's is more likely than not, a valuation allowance should be recorded. Due to the tax losses of PHC and its subsidiaries through the third quarter of 1994, management was unable to determine that realization of that asset was more likely than not and thus has provided valuation allowances for the entire deferred tax asset for all periods presented.

NET OPERATING LOSS CARRYFORWARDS

          Sales by existing stockholders of common stock or purchases of shares of publicly-held common stock of PHC or HCC by a five percent stockholder, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), can cause a "change of control", as defined in Section 382 of the Code, which would limit the ability of PHC to utilize these loss carryforwards in later tax periods. Should such a

                                   25 of 27

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

change of control occur, the annual amount of loss carryforwards available for use would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also effect PHC's future utilization of its loss carryforwards.

INFLATION

          Management believes that in the near term, modest inflation, along with increasing competition within the gaming industry for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

SEASONALITY

          Historically, the Sands' operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of PHC's operations for the first and fourth quarters are traditionally less profitable than the other quarters of the fiscal year. Furthermore, Hollywood - Aurora has also experienced seasonality, but to a lesser degree than the Sands, and, as a result, the management fees earned have fluctuated with such seasonality. In addition, Hollywood -Aurora's and the Sands' operations may fluctuate significantly due to a number of factors, including chance. Such seasonality and fluctuations may materially affect PHC's casino revenues, service fees and overall profitability.

                                   26 of 27

PART II:  OTHER INFORMATION

            The registrant did not file any reports on Form 8-K during the quarter ended September 30, 1994.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               PRATT HOTEL CORPORATION
                                               -----------------------
                                                     Registrant



Date:   November 11, 1994                    By:/s/   John C. Hull
       -------------------                      ---------------------------
                                                      John C. Hull
                                                  Corporate Controller and
                                                Principal Accounting Officer

                                   27 of 27