Form 10-K
PRATT HOTEL CORP /DE/
filed 1995-03-24
CIK 30117

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE   SECURITIES EXCHANGE
     ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from               to

Commission file number 1-6339

                            PRATT HOTEL CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    75-1295630
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

    TWO GALLERIA TOWER, SUITE 2200
        13455 NOEL ROAD, LB 48
           DALLAS, TEXAS                                   75240
(Address of principal executive offices)                (Zip Code)

     (Registrant's telephone number, including area code): (214) 386-9777

          Securities registered pursuant to Section 12(b) of the Act:

                 COMMON STOCK,
           PAR VALUE $.10 PER SHARE          AMERICAN STOCK EXCHANGE
              Title of each class      Name of exchange on which registered

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X      NO
                                               ------     ------

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of such stock on March 22, 1995, was $3,424,927. For the purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officer, directors and beneficial owners are, in fact, affiliates of the registrant. As of March 22, 1995, 5,186,627 shares of Common Stock, $.10 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents are incorporated by reference into the indicated part or parts of this report.

   (1) Definitive proxy statement filed pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on May 24, 1995 --
       Part III.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

   Pratt Hotel Corporation, a Delaware corporation, and its subsidiaries ("PHC") are engaged primarily in the ownership, operation and management of casino/hotels and hotels in the United States and Puerto Rico; the management of a riverboat gaming facility located in Aurora, Illinois ("Hollywood - Aurora") and providing consulting services to a gaming facility in Tunica County, Mississippi ("Hollywood - Tunica"). Approximately 20% of PHC's outstanding common shares are listed and traded on the American Stock Exchange under the symbol PHC. The remaining 80% of the common shares of PHC are owned by Hollywood Casino Corporation ("HCC"), a Delaware corporation with approximately 47% of its outstanding common shares listed and traded on the NASDAQ under the symbol HWCC. The remaining outstanding HCC common shares are owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family").

   PHC owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"), from which a significant portion of PHC's revenues during 1994 were derived. The Sands is not affiliated with the Sands Hotel and Casino in Las Vegas, Nevada. PHC manages the operations of Hollywood - Aurora and provides consulting services to Hollywood - Tunica, which are owned by HCC and from which PHC earns management and consulting fees. PHC is also engaged to a lesser extent in the casino gaming business in Puerto Rico and the management of hotels in the United States.

   PPI Corporation ("PPI") is a wholly owned subsidiary of PHC which owns various entities related to PHC's Atlantic City gaming operations. Included herein as wholly owned subsidiaries of PPI are: GB Property Funding Corp., the issuer of $185 million of 10 7/8% First Mortgage Notes, due 2004 (the "10 7/8% First Mortgage Notes"), PRT Funding Corp., the issuer of $85 million of 11 5/8% senior notes, due 2004 (the "PRT Funding Notes"); BPHC Acquisition, Inc. ("BPHC"), the entity which had attempted to acquire and develop a casino/hotel site on the central boardwalk in Atlantic City (see "Legal Proceedings"); New Jersey Management, Inc. ("NJMI"), which manages the operations of the Sands; Pratt Management, Ltd. ("PML"), which manages the operations of Hollywood - Aurora; Pratt Casino Corporation ("PCC"), which earns consulting fees from Hollywood - Tunica; and Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands.

   The principal executive offices of PHC are located at Two Galleria Tower, Suite 2200, 13455 Noel Road, Dallas, Texas 75240, telephone (214) 386-9777.

THE SANDS

   In May 1981, PHC acquired a controlling interest in a casino/hotel in Atlantic City and renamed it the "Sands Hotel and Casino." The facility had experienced start-up and operational losses from its opening in August 1980. PHC instituted management changes and implemented strategies designed both to increase revenues and to control costs at the Sands and, during 1982, the Sands experienced its first full year of profitable operations.

   In addition to an ongoing capital improvements program designed to maintain the appearance and attractiveness of the Sands facilities through periodic remodelings and renovations, a number of significant projects were undertaken between 1981 and 1993 to enhance the Sands' operations. Such projects included a gradual expansion of gaming space from 32,000 square feet in 1981 to 50,000 square feet in

1984; the construction in 1987 of an adjacent multi-level parking garage to attract drive-in patrons; the completion in 1988 of an elevated, enclosed, one-way moving sidewalk (the "People Mover") connecting the Sands to the Boardwalk; and the 1990 renovation of an adjacent nine-story office building to be used as offices for administrative personnel.

   The Sands' Expansion Program. In the second quarter of 1993, GBHC began an expansion program to increase the Sands' total permanent gaming space by approximately 50% to 75,000 square feet at a cost of approximately $19 million. Completion of the expansion in June 1994 enabled the Sands to add a total of approximately 420 slot machines, 40 table games (including 19 poker tables) and wagering on simulcast horse racing and keno facilities. Management believes that the addition of wagering on simulcast horse racing and keno has the potential to generate substantial customer traffic in the casino. As a result of this expansion program, the Sands became the fifth largest casino in Atlantic City.

   The new gaming space, located on the second floor of the Sands, features a large atrium extending over the main casino floor. Escalators allow patrons to move easily between the gaming areas. Patrons using the walkway from the Sands' parking garage enter primarily through the new gaming space. Related facilities improvements include reconfiguring the Sands' food court to include a 250-seat buffet and reconfiguring the main casino floor to improve utilization. The Sands has and continues to upgrade its hotel suites in connection with an ongoing capital improvements program. During the construction period, the Sands operated a 10,000 square foot temporary gaming facility on the fourth floor that included blackjack, poker and a simulcast horse race wagering facility.

   Hollywood Theme. The Sands plans a phased introduction of the Hollywood theme currently being used at other gaming facilities managed by subsidiaries of PHC on behalf of HCC. The Hollywood theme incorporates designs inspired by famous movies, displays of movie memorabilia and the use of movie themed entertainment, including movie star look-a-likes throughout the property. Management believes the timelessness and flexibility of the Hollywood theme will have particular appeal to Atlantic City casino patrons who tend to visit frequently. The Hollywood theme will be implemented over several years as part of the ongoing capital improvements program and will begin in 1995 with the planned opening of the "Hollywood Epic Buffet."

   Business Strategy. The Sands' success in the highly competitive Atlantic city market is attributable to its depth of experienced management, its marketing strategy of seeking higher-value repeat patrons, an ongoing capital improvements program, and its use of sophisticated casino information technology to monitor and control certain casino operations and to target marketing efforts toward frequent visitors while limiting costly mass promotions. Traditionally, the Sands has been successful in its marketing efforts toward the high end, frequent table game and slot patron through its offering of private, limited-access facilities and related amenities to premium patrons. While the Sands is continuing to maintain its position in this segment, the completion in 1994 of the Sands' Expansion Program has allowed the Sands to broaden its appeal to the mass drive-in patron for continued growth in this market segment.

   Generally, the Sands has three types of patrons: high-end patrons, drive-in patrons, and bus patrons. High-end patrons have gaming budgets of $5,000 or more per visit, drive-in patrons typically live within a 200 mile radius of the Sands and utilize the Sands' parking garage and bus patrons are generally day-travelers who purchase "ticket coin packages" which include bus transportation to and from the casino and a specified amount of coins to use in the casino.

   The marketing strategy of the Sands is to attract higher-value, repeat patrons who return frequently and typically have larger gaming budgets than other patrons who do not gamble regularly. The Sands will continue its strategy to attract these segments through its focus of capital dollars in its $1 slot product and renovations to the Hollywood theme. The Sands' facilities and programs, including the Plaza Club and the Island Club, have been designed to appeal principally to these target patrons.

   In implementing the Sands' marketing and operating strategy, the Sands uses sophisticated casino information technology developed by Advanced Casino Systems Corporation ("ACSC"), an affiliate of GBHC. ACSC's systems allow the Sands to monitor and control the granting of gaming credit, promotional expenses and other marketing costs, to compile data on patrons for marketing purposes, to identify premium slot players and to provide automated follow-up customer communication by direct mail. ACSC systems also allow interaction between the Sands' slot machines and its customers. Enhancements to the system implemented in 1993 include modification of slot machine bill changers to accept paper currency so that the customer is not required to insert coins or tokens. During March 1995, the Sands received approval from the New Jersey Casino Control Commission (the "Casino Commission") to begin using, on a test basis, an electronic transfer system which allows patrons to transfer slot play credits previously earned directly to a slot machine for current slot play.

   Competition. The Sands faces intense competition from the 11 other existing Atlantic City casinos. According to reports of the Casino Commission, the twelve Atlantic City Casinos currently offer over 925,000 square feet of gaming space. It is possible that other entities could decide to build and operate additional casino/hotels over the next few years or expand their existing facilities. Although no specific plans have been announced, more than one company have recently submitted applications seeking qualification in New Jersey to hold casino licenses. Legislation enacted during 1993 requires the allocation of $100 million of Casino Reinvestment Development Authority ( "CRDA") funds and credits to subsidize the construction of new hotel rooms by casinos in Atlantic City. The CRDA is a governmental agency which administers the statutorily mandated investments and reinvestments made by casino licensees. Competitors of the Sands which have the financial resources and that can currently access such funds and are capable of physically expanding their facilities so as to take advantage of such subsidy may benefit disproportionately from such recently enacted legislation. One such competitor completed the addition of 284 rooms in November 1994; plans have been announced by other casino operators to add in excess of 1,000 rooms within the next two years.

   New Jersey requires newly constructed casino/hotel facilities to have a minimum of 500 hotel rooms. This requirement, along with the high initial capital investment (estimated to exceed $400 million) required to develop and open a new casino/hotel in Atlantic City, may prove a deterrent to new competitors in the market. Growth in the number of casino/hotels or the expansion of existing casino/hotels would intensify competition.

   In this highly competitive environment, each property's relative success is affected by a great many factors that relate to its location and facilities. These include availability and number of parking facilities, hotel accommodations, proximity to the Boardwalk, proximity to other casino/hotels, and access to the main expressway entering into Atlantic City.

   GBHC believes its operating strategy and facilities will continue to enable it to compete effectively against most other Atlantic City casino/hotels, many of which have greater sources of funding for capital improvements and financial resources for marketing and promotional budgets than GBHC. Management expects that many casinos will expand their gaming facilities as a result of recent Atlantic City regulations which allow casinos to increase the number of slot machines and which allow poker in conjunction with wagering on simulcast horse racing and keno.

   Casino gaming is currently permitted in a number of states, as well as on Indian lands in certain states, such as the Foxwoods Casino in Connecticut and the Turning Stone Casino in Oneida, New York near Syracuse. Currently, management estimates that a significant amount of its revenues is derived from patrons living within a 120 mile radius of Atlantic City, New Jersey, particularly from southeastern

Pennsylvania, northern New Jersey and metropolitan New York City. If casino gaming were to be legalized in areas that are more convenient to those areas, it could have a materially adverse effect on the Sands. Other jurisdictions may legalize gaming in the future. Several jurisdictions have received proposals to permit Indian tribes to designate land as Indian land for the purpose of building gaming facilities. There are a number of significant legal and other governmental uncertainties regarding the possibility of and regarding the procedures for obtaining any such designation. New or expanded operations by other persons can be expected to increase competition for the Sands and could result in the saturation of gaming markets.

   Industry Developments. A number of significant changes to the regulations governing the casino industry have been initiated and approved by New Jersey regulators since 1991, beginning with the implementation of 24-hour gaming on a limited basis, the introduction of new types of games, greater flexibility in the allocation of a facility's floor space and relief in employee licensing requirements. During 1992, additional regulatory changes were adopted which resulted in 24-hour gaming without limitation, increased the allowable number of slot machines on the casino floor and approved new casino games including poker in conjunction with wagering on simulcast horse racing and keno. As a result, the Atlantic City casino gaming industry generated over $3.2 billion of casino revenues during 1992, a 7.5% increase over the prior year. In response to these developments, GBHC implemented the Sands' Expansion Program, as discussed above.

   Additional deregulation of the industry occurred in early 1995 with the enactment of legislation amending the New Jersey Casino Control Act (the "Casino Act"). Among other things, the amendments allow an increase from 50,000 to 60,000 square feet of casino space for the minimum required 500 hotel rooms, eliminate any licensing requirements for certain hotel employees, provide for temporary licensing for all casino employees, increase the maximum renewal period of casino licenses for up to four years, permit the square footage of simulcast space to be considered in determining the permissible density of slot machines, and eliminate business and experience requirements for employee licensing. The legislation also removes the ownership limit of three casino licenses per person.

   The Atlantic City gaming industry has continued to grow since 1992, although at a less dramatic rate. Revenues climbed to $3.3 billion in 1993 (an increase from the previous year of 2.7%) and to $3.4 billion in 1994 (an increase from the previous year of 3.7%). The 1994 increase results primarily from an overall expansion of gaming space to approximately 925,000 square feet at the end of 1994 from approximately 850,000 square feet at the end of 1993, which enabled the Atlantic City industry to overcome a 9.3% decline in revenues during the first two months of 1994 due to inclement weather.

   Casino/hotel operators have benefited in recent years from a trend toward increased slot play as slot machines have increasingly become more popular than table games with loyal and frequent patrons, as well as with recreational and other casual visitors. Casino operators have also been catering increasingly to slot patrons through new forms of promotions and incentives such as slot machines which are linked between the various casinos to pay out a pooled jackpot and more attractive gaming machines. Slot machines generally produce higher margins and profitability than table games because they require less labor and have lower operating costs. As a result, slot machine revenue growth has significantly outpaced table game revenue growth in recent years to the point where for 1994 slot win accounted for approximately 67.1% of total Atlantic City gaming win. Table games remain important, however, in catering to the higher-end segment of gaming patrons as well as in adding to the gaming ambience and providing a varied gaming experience.

   Casino Credit. Casino operations are conducted on both a credit and a cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable under New Jersey law. For the three years ended December 31, 1994, gaming credit extended to Sands' customers accounted for approximately 30.8% of overall table game wagering, while table game wagering accounted for approximately 27.9% of overall casino wagering during the period. At December 31, 1994 and 1993, gaming receivables amounted to $26.5 million and $26.2 million, respectively, before allowances for uncollectible gaming receivables amounting to $15.2 million and $14.8 million, respectively. Management of the Sands believes that the allowances for uncollectible gaming receivables are adequate.

   License Agreement. PHC entered into a 99-year license agreement (the "Sands License Agreement") during 1987 to use the trade name "Sands" in Atlantic City, New Jersey. GBHC pays an annual royalty of 3% of gross room charges, as defined in the Sands License Agreement. During the years ended December 31, 1994, 1993 and 1992, such charges amounted to $288,000, $294,000, and $305,000, respectively.

   Employees and Labor Relations. In Atlantic City, all casino employees, except certain hotel employees, must be licensed under the Casino Act. Due to the seasonality of the operations of the Sands, the number of employees varies during the course of the year. At December 31, 1994, there were approximately 3,500 employees at the Sands. The Sands has collective bargaining agreements with two unions that represent approximately 900 hotel employees, substantially all of whom are represented by the Hotel, Restaurant Employees and Bartenders International Union, AFL-CIO, Local 54. The collective bargaining agreements expire in September of 1999. Management considers its labor relations to be good.

PRATT MANAGEMENT, LTD.

   PML manages Hollywood - Aurora pursuant to the Hollywood Casino Management Contract, which was executed in June 1991 and has an initial term of 99 years. PML acts as the sole and exclusive agent in the supervision, direction and control of the management of Hollywood - Aurora and any additions or expansions thereof.

   PML receives a quarterly base management fee generally equal to 5% of operating revenues (as defined in the agreement). However, for so long as certain indebtedness of HCC remains outstanding, payment of the base services fee is (i) subject to a maximum of $5.5 million in any consecutive 12 month period; (ii) subordinate to payment of interest on the HCC indebtedness and certain other indebtedness; and (iii) conditioned upon compliance with indentures governing such indebtedness.

   PML also receives an incentive fee equal to 10% of gross operating profit (as defined in the agreement). However, for as long as certain HCC indebtedness remains outstanding, (i) the incentive fee may not be paid until Gross Operating Cash Flow (as defined in the agreement) is at least $25 million for any consecutive 12 month period and (ii) the approval of a majority of HCC's independent directors is required for payment of all accrued but unpaid services fees and incentive fees.

   The Hollywood Casino Management Contract can be terminated by either party upon 45 days prior written notice in the event of the other party's material breach of the agreement, inability to pay debts generally as they become due, bankruptcy or other similar proceedings, action to suspend normal business operations, or imposition of any materially adverse levy or judgment. Furthermore, PML has the right to terminate if the HCC subsidiary which owns Hollywood - Aurora fails to furnish funds required for PML to manage Hollywood - Aurora or fails to compensate or reimburse PML. In such case, PML is entitled to liquidated damages in an amount equal to 10 times the aggregate base services fee and incentive fee earned by PML in the preceding fiscal year.

HOLLYWOOD - AURORA

   Hollywood - Aurora consists of two, four-level riverboats, City of Lights I and II, having combined casino space of approximately 22,000 square feet containing approximately 1,000 gaming positions. Each riverboat is 145 feet long and 45 feet wide. The facility also features the Pavilion, a four-story 64,000 square foot dockside facility. Enclosed passenger loading ramps connect the Pavilion to each riverboat on three levels.

   The Pavilion features a glass-domed four-story atrium with two grand staircases and includes amenities that appeal to its targeted market segments, including Club Harlow, an upscale lounge, two gourmet restaurants, a snack bar and a large buffet. In Club Harlow, Hollywood - Aurora offers selected patrons amenities commonly associated with high-end casino operations, such as complimentary food and personalized service. These patrons have direct access from Club Harlow to a gaming area emphasizing higher-limit table games and slot machines. Patrons of Hollywood - Aurora are offered valet parking or may self-park in a conveniently located multi-level parking garage, which accommodates 840 cars and which also contains approximately 18,000 square feet of office space for Hollywood - Aurora administrative offices and approximately 13,000 square feet of retail space.

   Hollywood - Aurora, which commenced operations on June 17, 1993, is one of only four casinos currently operating within 50 miles of downtown Chicago. Approximately 7.1 million people live within a 40-mile radius and approximately
11.6 million people live within a 100-mile radius of Hollywood - Aurora. Aurora is easily accessible from major highways, can be reached from downtown Chicago in approximately 45 minutes by train with an average of 20 trips a day, and is approximately 30 miles from O'Hare International Airport. Within 50 miles of Chicago, three additional riverboats are operating under the Illinois Riverboat Gambling Act and the rules and regulations promulgated thereunder (the "Riverboat Act"). No additional casinos may be licensed for the Chicago area under Illinois law absent additional state legislation. HCC estimates that the four aforementioned operating Chicago-area casinos have approximately 122,000 square feet of combined gaming space. By comparison, Atlantic City's twelve casinos have over 925,000 square feet of combined gaming space.

   Business Strategy. Hollywood - Aurora employs a marketing strategy designed to take advantage of its proximity to the affluent northern and western suburbs of Chicago and the large population base of the Chicago metropolitan area. In implementing its marketing strategy, Hollywood - Aurora uses the same casino information technology used at the Sands and developed by ACSC. Such information technology includes ACSC's table game and slot monitoring systems that provide Hollywood - Aurora the ability to track and rate patron play through the use of a casino players' card. These systems provide management with the key characteristics of patron play as each slot machine and table game pit is connected with its data base monitoring system. When patrons utilize the casino players' card at slot machines and table games, the information is immediately available to management and allows management to implement marketing programs to recognize and reward patrons during their visits to the casino.
Such promotions and complimentaries include free food, admissions, retail merchandise and sweepstakes giveaways. Management believes that its ability to reward its higher value patrons on a "same-visit" basis is valuable in implementing its strategy of developing a loyal patron base of premium rated players. ACSC's systems allow Hollywood - Aurora to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs. Additionally, marketing efforts directed toward slot patrons include providing a liberal slot hold which rewards the slot patron with higher payouts. ACSC also has developed a system that Hollywood - Aurora utilizes to capture and maintain patron information necessary in implementing its casino players' card and other data base marketing programs.

   Management uses the patron data base to focus its marketing efforts on patrons who have been identified through the system as having the characteristics of a higher value patron. Given the limited number of gaming positions available on each daily casino excursion, management believes that its process of identifying the premium Chicago area patron, encouraging participation in its casino players' card program and tailoring promotions and special events to cater to this market segment will enhance Hollywood - Aurora's profitability.

   Hollywood - Aurora also markets to the "mass" casino patron market segment through various forms of advertising media as well as through group and bus tour packages. Once new patrons are introduced to the Company's gaming facility and the casino players' card program, management uses its data based capabilities to direct market to these patrons in an attempt to convert them into higher value patrons.

   Management believes that Hollywood - Aurora's facilities, in particular its dockside Pavilion which employs a Hollywood theme and its close proximity to the city-owned Paramount Theatre, a 1,900-seat 1930's style art deco theatre, are appealing to both the premium and mass casino patron markets. The Hollywood theme incorporates designs inspired by famous movies, displays of movie memorabilia, the use of movie themed entertainment, including movie star look-a-likes entertaining guests throughout the property. The Company features headliner entertainment in the nearby Paramount Theatre. Entertainers who have appeared include Frank Sinatra, Tom Jones, Ann-Margaret, the Temptations, Howie Mandel, Willie Nelson and the Bolshoi Ballet.

   Planned Expansion. The Illinois Gaming Board's clarification of its definition of "gaming position" will allow Hollywood - Aurora to increase its current capacity of approximately 1,000 gaming positions to 1,200 gaming positions. Consequently, HCC recently announced plans to expand one of Hollywood - Aurora's two existing riverboats by 10,000 square feet of gaming space which will enable Hollywood - Aurora to offer an additional 243 slot machines in more attractive, spacious surroundings.

   The Company has also entered into negotiations with the City of Aurora and the Aurora Civic Center Authority regarding construction of a valet parking garage and banquet center immediately adjacent to the Pavilion, which would be financed primarily by Aurora Civic Center Authority revenue bonds. The project would provide an additional 400 parking spaces and 5,000 square feet of banquet facilities and would be leased by Hollywood - Aurora for an initial 15 year term with renewal provisions.

   In connection with the City's master plan for development of downtown Aurora, HCC has agreed to provide a minimum of $2 million in connection with the construction of certain portions of the Aurora riverwalk and other related improvements and amenities.

   Competition. The gaming industry is highly fragmented and characterized by a high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery terminals, Indian gaming and other forms of legalized gaming in the United States. Within Hollywood - Aurora's primary market area, gaming is currently permitted in a number of states, such as Iowa, Indiana and Missouri and in Windsor, Ontario, Canada. Two riverboat casinos were recently licensed in East Chicago under Indiana gaming regulations and the Company understands that one or more native american indian tribes hope to open casino facilities in northwestern Indiana and Michigan under the Indian Gaming Regulatory Act.

   Other jurisdictions may legalize gaming in the future. Several states have proposals to legalize gaming either introduced or being prepared for introduction to the state legislatures. There are a number of significant legal and other governmental uncertainties regarding the possibility of and regarding the procedures for obtaining any such designation. New or expanded operations by other persons can be expected to increase competition for Hollywood - Aurora. Management believes that competition in the gaming industry, particularly the riverboat and dockside gaming industry, is based on the quality and location of gaming facilities, the effectiveness of marketing efforts and patron service and satisfaction.

   Unlike states that do not restrict the number of licenses, the Riverboat Act authorizes only ten owner's licenses for riverboat gaming operations in Illinois and permits a maximum of 1,200 gambling participants at any time for each of the ten licensed sites. No more than ten riverboat casinos are permitted in Illinois under the Riverboat Act, and no additional gaming positions can be permitted for these sites without further state legislation. All authorized owner's licenses have been granted. Of the other riverboat operations currently licensed within 50 miles of downtown Chicago, two riverboat sites are in Joliet, approximately 42 miles southwest of downtown Chicago, and the third is in Elgin, Illinois, approximately 20 miles from Aurora, 45 miles from downtown Chicago and amid the affluent northern and western suburbs. The riverboat casino in Elgin opened in the fourth quarter of 1994. Currently, the next closest casino sites other than the aforementioned casinos are in Milwaukee, Wisconsin, approximately 90 miles from downtown Chicago, and in Peoria, and Rock Island, Illinois, approximately 160 miles from downtown Chicago. Additional gaming sites could eventually be located in the Chicago area. The Company understands that a bill may be introduced in the Illinois legislature during the current session which would authorize the construction of up to five riverboat casinos permanently docked in the Chicago River. Hollywood - Aurora anticipates increased competition from riverboat operations expected in northwestern Indiana, which is proximate to Chicago.

   Casino Credit. Casino operations are conducted on both a credit and a cash basis. Gaming debts arising in Aurora in accordance with applicable regulations are enforceable under Illinois law. For the year ended December 31, 1994, gaming credit extended to customers accounted for approximately 11.8% of overall table game wagering, while table game wagering accounted for approximately 23.3% of overall casino wagering during the period. At December 31, 1994, gaming receivables amounted to $2 million before allowances for uncollectible gaming receivables which amounted to $684,000. Management of Hollywood - Aurora believes that the allowances for uncollectible gaming receivables are adequate.

   Employees and Labor Relations. In Aurora, all casino employees must be licensed by the Illinois Gaming Board. At December 31, 1994 there were approximately 1,650 employees at Hollywood - Aurora, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

HOLLYWOOD - TUNICA CONSULTING AGREEMENT

   PCC, through its ownership and management of the Sands and through its management of Hollywood - Aurora, has certain casino management experience and expertise which Hollywood - Tunica as a newly established business did not have. In order to utilize PCC's experience and expertise, Hollywood - Tunica entered into a consulting agreement with PCC as of January 1, 1994. The agreement has a term of 10 years and provides, among other things, for PCC to advise and consult Hollywood - Tunica on any matters relating to business and for monthly payments of $100,000 to PCC for its performance thereunder. Hollywood - Tunica is also obligated to reimburse PCC for its direct costs and expenses incurred under the agreement.

CASINO REGULATION

   NEW JERSEY

   Casino gaming is strictly regulated in Atlantic City under the Casino Act and the rules and regulations of the Casino Commission, which affect virtually all aspects of the operations of the Sands. The laws, rules and regulations affecting Atlantic City gaming operations concern primarily the financial stability, integrity and character of casino operators, their employees, their security holders and others financially interested in casino operations; the nature of casino/hotel facilities; the operation methods (including rules of games and credit granting procedures); and financial and accounting practices used in connection with casino operations. A number of these regulations require practices that are different from those in many casinos in Nevada and elsewhere, and some of these regulations result in casino operating costs greater than those in comparable facilities in Nevada and elsewhere.

   Casino Licenses. The Casino Act requires that all casino operations be licensed by the Casino Commission and that all employees (except for certain job positions within the hotel), major shareholders and other persons or entities financially interested in the casino operation be either licensed or approved by the Casino Commission. A license is not transferable and may be revoked or suspended under certain circumstances by the Casino Commission. A plenary license authorizes the operation of a casino with the games authorized in an operation certificate issued by the Casino Commission, and the operation certificate may be issued only on a finding that the casino conforms to the requirements of the Casino Act and applicable regulations and that the casino is prepared to entertain the public. Under such determination, GBHC and NJMI have been issued plenary casino licenses, and PHC has been approved as a holding company of a casino licensee.

   The plenary license issued to GBHC to own and operate the Sands was renewed by the Casino Commission in September 1994 and extended through September 30, 1996. Terms of the current license require GBHC to comply with periodic financial reporting requirements and to obtain prior Casino Commission approval of certain cash transfers to affiliates. Due to a corporate restructuring completed in February 1994, the Casino Commission determined that NJMI was a new entity. Accordingly, the term for the first two renewals of its casino license is limited to one year and its current license expires September 30, 1995.

   The Casino Act provides for a casino license fee of not less than $200,000 based upon the cost of the investigation and consideration of the license application, and a renewal fee of not less than $100,000 or $200,000 for a one year or four year renewal, respectively, based upon the cost of maintaining control and regulatory activities. In addition, a licensee must pay annual taxes of 8% of casino win (as defined in the Casino Act), net of a provision for uncollectible accounts of up to 4% of casino win. During the years ended December 31, 1994, 1993 and 1992, the taxes assessed by, and the license and other fees paid by the Sands to the Casino Commission amounted to $24.5 million, $23.3 million and $24.3 million, respectively.

   The Casino Act also requires a casino licensee to make certain approved investments (including CRDA bonds) in New Jersey, of at least 1.25% of its gross casino revenues (as defined in the Casino Act) or pay an investment alternative tax of 2.5% of its gross casino revenues.

   Through 1994, GBHC has contributed certain amounts held in escrow to the CRDA. In return, the CRDA has granted GBHC waivers of certain of its investment obligations in future periods. The amount of these contributions during the years ended December 31, 1994, 1993 and 1992, was $2.5 million, $5.7 million and $1.6 million, respectively, resulting in waivers granted by the CRDA during 1993 and 1992 totaling $2.9 million and $797,000, respectively. No such waivers were granted during 1994; however, the contribution is expected to directly benefit the Sands facility.

   The Casino Act also imposes certain restrictions upon the ownership of securities issued by a corporation that holds a casino license or is a holding company of a corporate licensee. Among other restrictions, the sale, assignment, transfer, pledge or other disposition of any security issued by a corporate licensee or holding company is subject to the regulation of the Casino Commission. In the case of corporate holding companies whose stock is publicly traded, the Casino Commission may require divestiture of the security held by a disqualified holder such as an officer, director or controlling stockholder who is required to be qualified under the Casino Act.

   Note holders are also subject to the qualification provisions of the Casino Act and may, in the sole discretion of the Casino Commission, be required to make filings, submit to regulatory proceedings and qualify under the Casino Act. If an investor is an "Institutional Investor" such as a retirement fund for governmental employees, a registered investment company or adviser, a collective investment trust, or an insurance company, then, in the absence of a prima facie showing to the DGE that the "Institutional

Investor" may be found unqualified, the Casino Commission shall grant a waiver of this qualification requirement with respect to publicly traded debt or equity securities if the investor will own (i) less than 10% of the common stock of the company in question on a fully diluted basis, (ii) less than 20% of such company's indebtedness or (iii) less than 50% of an outstanding issue of indebtedness of such company; the Casino Commission, upon a showing of good cause, may, in its sole discretion, grant a waiver of qualification to an "Institutional Investor" not satisfying the above criteria. An Institutional Investor must also purchase securities for investment and have no intent to influence the management or operations of such company. The Casino Commission may, in its sole discretion, grant a waiver of the qualification requirement to investors not qualifying as "Institutional Investors" under the Casino Act if such investor will own less than 5% of the publicly traded common stock of such company on a fully diluted basis or less than 15% of the publicly traded outstanding indebtedness of such company.

   ILLINOIS

   In 1990, the Riverboat Act was enacted by the State of Illinois. The Riverboat Act authorizes riverboat gaming on navigable streams within or forming a boundary of the State of Illinois except for Lake Michigan and any waterway in Cook County, which includes Chicago. The Riverboat Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of the State of Illinois, including comprehensive law enforcement supervision. The Riverboat Act grants the Illinois Gaming Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the Riverboat Act for the purpose of administering, regulating and enforcing the system of riverboat gaming. The Illinois Gaming Board's jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Illinois.

   Owner's Licenses. The Riverboat Act requires the owner of a riverboat gaming operation to hold an owner's license issued by the Illinois Gaming Board. The Illinois Gaming Board is authorized to issue ten owner's licenses statewide. Each owner's license permits up to two boats as a part of the riverboat gaming operation. No entity may be licensed as the owner of more than one riverboat gaming operation in Illinois, although a licensed owner may hold up to 10% of a second riverboat gaming operation in Illinois.

   The Riverboat Act restricts the granting of certain of the ten owner's licenses by location. Four were reserved for operators docking at sites on the Mississippi River, one for an operator docking at a site on the Illinois River south of Marshall County and one for an operator docking at a site on the Des Plaines River in Will County. The remaining four owner's licenses were not restricted as to location. In addition to the ten owner's licenses which may be authorized under the Riverboat Act, the Illinois Gaming Board may issue special event licenses allowing persons who are not otherwise licensed to conduct riverboat gaming to conduct such gaming on a specified date or series of dates. Riverboat gaming under such a license may take place on a riverboat not normally used for riverboat gaming.

   An owner's license is issued for an initial period of three years and must be renewed annually thereafter. An owner's license is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Gaming Board that the licensee continues to meet all of the requirements of the Riverboat Act. The Illinois Gaming Board also requires that officers, directors and employees of a gaming operation and suppliers of gaming equipment, devices and supplies and certain other suppliers be licensed. Licenses issued by the Illinois Gaming Board may not be transferred to another person or entity. All licensees must maintain their suitability for licensure and have a continuing duty to disclose any material changes in information provided to the Illinois Gaming Board.

   Applicants for and holders of an owner's license are required to obtain formal approval from the Illinois Gaming Board for changes in the following areas; (i) Key Persons, (ii) type of entity, (iii) equity and debt capitalization of the entity, (iv) investors and/or debt holders, (v) source of funds, (vi) applicant's economic development plan, (vii) riverboat capacity or significant design change, (viii) gaming positions, (ix) anticipated economic impact, or (x) pro forma budgets and financial statements. A holder of an owner's license is allowed to make distributions to its partners, stockholders or itself only to the extent that such distribution would not impair the financial viability of the gaming operation.

   Regulation of Gaming Operations. The Riverboat Act does not limit the maximum bet or per patron loss. Licensees, however, may set any maximum or minimum limits on wagering under the Riverboat Act. No person under the age of 21 is permitted to wager.

   Under the Riverboat Act, vessels must have the capacity to hold a minimum of 500 persons if operating on the Mississippi River or the Illinois River south of Marshall County, and a minimum of 400 persons on any other waterway. The number of gaming positions is limited to a maximum of 1,200 per license.

   Gaming sessions are limited to a four hour duration. For the purpose of orderly ingress of passengers to a riverboat, gaming is deemed to commence when the first passenger boards a riverboat for an excursion and may continue while other passengers are boarding for a period not to exceed thirty minutes, at which time the gangplank or its equivalent must be pulled up and further boarding is not permitted. A gaming excursion is deemed to have started upon the commencement of gaming. For the purpose of orderly egress of passengers from a riverboat at the end of an excursion, gaming may continue for a period not to exceed thirty minutes after the gangplank or its equivalent is lowered. During this thirty minute period of egress, new passengers may not board a riverboat. These periods of time do not extend the four-hour maximum period during which gaming may be conducted during a gaming excursion. Special event extended cruises may be authorized by the Illinois Gaming Board.

   If a riverboat captain reasonably determines that either it is unsafe to transport passengers on the waterway due to inclement weather or the riverboat has been rendered temporarily inoperable by mechanical or structural difficulties or river icing, he shall either not leave the dock or immediately return to it. If a riverboat captain reasonably determines for reason of safety that although seaworthy, the riverboat should not leave the dock or should return immediately thereto, due to either of the above conditions, a gaming excursion may commence or continue while the gangplank or its equivalent is raised and remains raised, in which event the riverboat is not considered docked. If, due to either of the above conditions, a gaming excursion must commence or continue with the gangplank or its equivalent raised, and the riverboat does not leave the dock, ingress is prohibited until the completion of the excursion.

   An admission tax is imposed on the owner of a riverboat operation at a rate of $2 per person admitted. Additionally, a tax is imposed on the adjusted gross receipts, as defined in the Riverboat Act, of a riverboat operation at the rate of 20%. The licensee is required to wire the gaming tax payment to the Illinois Gaming Board on a daily basis. Such admission and gaming taxes for Hollywood - Aurora amounted to $32.6 million for the year ended December 31, 1994.

   The Illinois Gaming Board is authorized to conduct investigations into the conduct of gaming as it may deem necessary and proper and into alleged violations of the Riverboat Act. Employees and agents of the Illinois Gaming Board have access to and may inspect any facilities relating to the riverboat gaming operations at all times.

   A holder of any license is subject to imposition of fines, suspension or revocation of such license, or other action for any act or failure to act by himself or his agents or employees, that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois. Any riverboat operation not conducted in compliance with the Riverboat Act may constitute an illegal gaming place and consequently may be subject to criminal penalties, which penalties include possible seizure, confiscation and destruction of illegal gaming devices and seizure and sale of riverboats and dock facilities to pay any unsatisfied judgment that may be recovered and any unsatisfied fine that may be levied. The Illinois Gaming Board may revoke or suspend licenses, as the Board may see fit and in compliance with applicable laws of the State regarding administrative procedures and may suspend an owner's license, without notice or hearing, upon a determination that the safety or health of patrons or employees is jeopardized by continuing a riverboat's operation. The suspension may remain in effect until the Illinois Gaming Board determines that the cause for suspension has been abated and it may revoke the owner's license upon a determination that the owner has not made satisfactory progress toward abating the hazard.

   The Illinois Gaming Board may waive any licensing requirement or procedure provided by rule if it determines that such waiver is in the best interests of the public and the gaming industry.

   OTHER OPERATIONS

   The financial structure of PHC's San Juan, Puerto Rico hotel operations has been reorganized, and PHC has disposed of most of its non-casino hotel operations. Earnings (losses) before depreciation, interest, amortization and taxes attributable to these operations have been reduced from a loss of approximately $13.4 million in 1988 to earnings of $658,000 in 1994. PHC manages and has an ownership interest (but no obligation to fund future losses) in the San Juan, Puerto Rico hotel operations. PHC also currently manages two non-casino hotels and has an ownership interest in one of the hotels. As of December 31, 1994, PHC's non-casino hotel related indebtedness totaled $2.4 million. During February 1994, PHC purchased the underlying note on a hotel facility it operates for an affiliate for $6.8 million. See Item 2 - "Properties - Other Operations" below.

ITEM 2.   PROPERTIES

THE SANDS

   The Sands is located in Atlantic City, New Jersey on approximately 2.6 acres of land one-half block from the boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands facility currently consists of a casino and simulcasting facility with approximately 75,000 square feet of gaming space containing approximately 2,020 slot machines and 130 table games (including 19 poker tables), a hotel with 534 rooms (including 60 suites), six restaurants including a buffet, a food court, a cocktail lounge, two private lounges, an 800-seat cabaret theater, sports and health club facilities, an executive office building with 77,000 square feet of office space and parking for 1,800 vehicles. The People Mover connects the Sands to the Boardwalk. In addition, a warehouse near Atlantic City and a building located in Atlantic City that houses a print shop and auto shop, are used to support the operations of the Sands.

   In December 1988, the Sands purchased a nine-story building adjacent to its existing parking facilities and, during 1990, completed the renovation of this building into an office complex for its executive, financial and administrative personnel. These personnel were previously located in two office buildings leased by the Sands and in the Sands' hotel tower located at Indiana Avenue and Brighton Park.

   On February 17, 1994, a subsidiary of PHC issued $185 million of 10 7/8% First Mortgage Notes collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2.5 million will become due on each interest payment date. The 10 7/8% First Mortgage Notes are redeemable at the option of the issuer, in whole or in part, on or after January 15, 1999 at stated redemption prices ranging up to 104.08% of par plus accrued interest.

   The indenture to the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PHC to pay dividends to PHC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations.
The indenture also requires the maintenance of certain cash balances and, commencing in 1994 and excluding costs of the Sands' Expansion Program, a minimum of $7 million be expended for property and fixture renewals, replacements and betterments, subject to increases of five percent each year thereafter. The indenture also contains certain cross-default provisions with the indenture to $85 million of unsecured senior notes (the "PRT Funding Notes") issued simultaneously by another subsidiary of PHC.

   On February 17, 1994, PRT Funding issued $85 million of PRT Funding Notes. Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PCC to pay dividends to PHC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with the indenture to the 10 7/8% First Mortgage Notes described above.

HOLLYWOOD - AURORA

   Although it has no ownership interest in Hollywood - Aurora, PHC, through its subsidiaries, manages the facility under the Hollywood Casino Management Contract. For a description of the facility, see "Business - Hollywood - Aurora" above.

OTHER OPERATIONS

   PHC has a 50% partnership interest with an unrelated third party in the Sheraton Plaza, a 496-room hotel located in Orlando, Florida. PHC does not guarantee the underlying mortgage indebtedness; however, it does have an ongoing commitment to fund its proportionate share of operating cash deficits. No such funding was required during 1994. PHC also agreed to contribute up to $3.9 million (including approximately $1 million during 1995) as an additional investment in the Sheraton Plaza hotel partnership to refurbish the hotel facility. PHC has contributed $785,000 toward such commitment through 1994. Such contributions are in recognition of PHC's partner having agreed to make $5 million in principal reductions on the underlying mortgage note on the facility of which $3.5 million were made during 1994.

   PHC operates the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which is owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. PHC is obligated by the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, PHC purchased a portion of such underlying indebtedness with a principal balance of $13.8 million from third parties at a cost of $6.8 million ($1 million of which was paid during 1993), with funds borrowed from HCC, and subject to third party indebtedness amounting to $2.7 million. Payments under the hotel operating agreement amounted to $678,000, $1.4 million and $2.8 million, respectively, during the years ended December 31, 1994, 1993 and 1992. Payments for 1994 are net of debt service receipts since the February 1994 note acquisition date and payments for 1992 include a $1 million payment made to extend the maturity date and reduce the applicable interest rate on the underlying indebtedness. PHC recorded the note receivable from Metroplex at acquisition cost, which management believes does not exceed the estimated realizable value of the underlying collateral. Payments from Metroplex, including interest at the rate of 9 1/2% per annum, are due monthly with the remaining principal balance of $13.5 million due May 31, 1996.

   PHC also has a 46% interest in Southmark San Juan, Inc. ("Southmark San Juan"), a subsidiary of Southmark Corporation ("Southmark") which owns the 420-room Sands Hotel and Casino located in San Juan, Puerto Rico (the "Sands San Juan"). A wholly owned subsidiary of PHC operates this facility under a management agreement with Southmark San Juan and earned management fees of $488,000, $481,000 and $565,000 during the years ended December 31, 1994, 1993 and 1992, respectively. Another wholly owned subsidiary of PHC which owns the 46% interest, incurred a loss of $3.6 million during the year ended December 31, 1990. No losses have been recognized since 1990 as the subsidiary's investment had been eliminated through the recognition of prior years' losses. The subsidiary has not funded any operating cash deficits since 1990 and has no obligation or intention to fund future losses.

ITEM 3.  LEGAL PROCEEDINGS

ATLANTIC CITY CASINO/HOTEL SITE

   Certain subsidiaries of PHC have been engaged in certain litigation arising out of an agreement entered into with a subsidiary of Penthouse International, Ltd. ("Penthouse") by a subsidiary of PHC to acquire and complete a casino/hotel site in Atlantic City, New Jersey and the purchase on March 19, 1989, by Donald
J. Trump ("Trump") of the site from the Penthouse subsidiary.

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

   A bifurcated trial on liability issues in the litigation has been completed. On March 25, 1993, the Court rejected the claims pressed by PHC and held in favor of some of Penthouse's claims. However, the Court refused to pierce the corporate veil so as to permit any recovery against PHC, or its subsidiary which owns the Sands. The PHC subsidiaries which pressed these claims and which may be adversely affected by the Court's ruling are the special purpose subsidiaries which were formed to acquire, develop and operate the proposed casino/hotel project and ancillary parking facilities.

   Because the Court's action only affects two separate subsidiaries of PHC, there are no adverse effects to the operations of, or will there be damages assessed against, PHC under the Court's ruling. However, as a result of the Court ruling, certain assets which had been capitalized in connection with the attempted acquisition of the casino/hotel site amounting to $13.1 million were written off during 1992.

   In January 1991, the PHC subsidiaries began a separate legal proceeding in the United States District Court for the District of New Jersey alleging essentially the same claims against Penthouse and Trump in the various state court actions, and adding claims under the Sherman and Clayton Antitrust Acts not asserted in state court. Penthouse has filed a counterclaim and third-party complaint against the PHC subsidiaries asserting virtually all of the same claims in the state court actions. As a result of the determination reached in the parallel state court proceedings, this action was similarly dismissed; an appeal is pending.

   PHC and its subsidiaries recently concluded a settlement with Penthouse and its subsidiary in which a PHC subsidiary assigned its interest in a partnership to the Penthouse subsidiary. Related claims in a separate action are still pending against PHC subsidiaries by a former partner of Penthouse, but discussions are underway on a settlement on the same basis. The appeal from the state court judgment is pending but only with respect to Trump and Trump Plaza Associates.

PARTICIPATION OPTIONS

   Hotel Aquarius, B.V. ("HABV"), a corporation organized under the laws of The Netherlands, filed a lawsuit in the United States District Court for the Southern District of New York on June 19, 1992 against a predecessor of HCC, PHC, certain members of the Pratt Family and their affiliates (collectively, the "Pratt Parties") and a subsidiary of PHC. HABV alleged, among other things, that the Pratt Parties breached certain contracts (the "Participation Options") entered into with HABV by failing to afford HABV the opportunity to participate as an investor in certain Sands projects and in Hollywood - Aurora. HABV's lawsuit sought an order requiring that the Pratt Parties perform under the Participation Options, damages and attorneys' fees and a declaratory judgement that the Participation Options remained in full force and effect. PHC and its co-defendants filed counterclaims against HABV for, among other things, fraudulent inducement, breach of contract and declaratory relief that the Participation Options were terminated and of no effect.

   On November 30, 1994, HCC and HABV jointly announced the settlement of this litigation. All parties in the litigation executed full releases in favor of the opposing parties and instructed their respective attorneys to immediately file the necessary papers in court to dismiss the litigation with prejudice. The terms of the settlement agreement are confidential and will not have a material adverse impact on PHC's consolidated financial position or results of operations.

OTHER LITIGATION

   PHC and its subsidiaries are also parties in various other legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact on the consolidated financial position or results of operations of PHC and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of 1994, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

   PHC's common stock is traded on the American Stock Exchange under the symbol PHC. The prices set forth in the following table represent actual transactions.


Period                         High    Low
------                        ------  -----

        1994
            First Quarter     $ 7.00  $4.13
            Second Quarter      5.25   3.25
            Third Quarter       6.13   3.88
            Fourth Quarter      6.88   4.13

        1993
            First Quarter     $ 9.13  $2.00
            Second Quarter     15.63   7.13
            Third Quarter      11.00   4.50
            Fourth Quarter      8.75   4.00


    At March 22, 1995, there were approximately 4,200 holders of record of PHC's common stock.

    No dividends have been paid on PHC's common stock in the past and PHC has no plans to pay dividends in the foreseeable future. See Note 4 of "Notes to Consolidated Financial Statements" for a description of certain agreements that impose certain restrictions upon the ability of certain subsidiaries to transfer funds to PHC.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables present selected financial data for PHC and are qualified in their entirety by the consolidated financial statements, including the notes thereto, appearing elsewhere herein. The data as of December 31, 1994 and 1993, and for the years ended December 31, 1994, 1993 and 1992, have been derived from the audited consolidated financial statements of PHC contained elsewhere in Item 8.


STATEMENT OF OPERATIONS DATA:                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------------
                                                                 1994        1993         1992         1991       1990
                                                              ----------  ----------     ---------   --------   --------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net revenues................................................  $ 295,390   $ 276,738      $ 274,984   $268,589   $265,293
                                                              ---------   ---------      ---------   --------   --------
Expenses:
 Departmental...............................................    215,444     202,659        204,430    194,825    188,790
 General and administrative.................................     28,224      26,542         34,739     33,950     38,995
 Depreciation and amortization..............................     19,547      20,837         19,437     21,342     23,496
 Losses on properties held for disposition..................          -           -            295      2,177      7,111
                                                              ---------   ---------      ---------   --------   --------
  Total expenses............................................    263,215     250,038        258,901    252,294    258,392
                                                              ---------   ---------      ---------   --------   --------
Income from operations......................................     32,175      26,700         16,083     16,295      6,901
                                                              ---------   ---------      ---------   --------   --------
Nonoperating income (expenses):
 Interest income............................................      3,101       1,450          2,814      3,388      2,134
 Interest expense...........................................    (38,692)    (38,704)       (37,559)   (38,521)   (36,828)
 Write-off deferred pre-acquisition costs...................          -           -        (13,086)         -          -
 Gain on disposition of assets..............................          -           -              -      2,469          -
                                                              ---------   ---------      ---------   --------   --------
  Total nonoperating expenses, net..........................    (35,591)    (37,254)       (47,831)   (32,664)   (34,694)
                                                              ---------   ---------      ---------   --------   --------
Loss before income taxes and extraordinary item.............     (3,416)    (10,554)       (31,748)   (16,369)   (27,793)
Income tax provision........................................     (1,080)       (754)          (642)    (1,216)      (235)
                                                              ---------   ---------      ---------   --------   --------
Loss before extraordinary item..............................     (4,496)    (11,308)       (32,390)   (17,585)   (28,028)
Extraordinary item:
 Early extinguishment of debt, net of related tax benefits..          -     (14,814)             -          -          -
                                                              ---------   ---------      ---------   --------   --------
  Net loss..................................................  $  (4,496)  $ (26,122)     $ (32,390)  $(17,585)  $(28,028)
                                                              =========   =========      =========   ========   ========

Per common share(1):
 Loss before extraordinary item.............................      $(.87)     $(2.19)        $(6.38)    $(3.48)    $(5.54)
 Extraordinary item.........................................          -       (2.87)             -          -          -
                                                              ---------   ---------      ---------   --------   --------
  Net loss..................................................      $(.87)     $(5.06)        $(6.38)    $(3.48)    $(5.54)
                                                              =========   =========      =========   ========   ========

BALANCE SHEET DATA:                                                                   DECEMBER 31,
                                                              ----------------------------------------------------------
                                                                   1994        1993           1992       1991       1990
                                                              ---------   ---------      ---------   --------   --------
                                                                                     (IN THOUSANDS)

Total assets................................................  $ 250,744   $ 224,292      $ 222,061   $270,445   $287,569
Long-term debt..............................................  $ 327,889   $ 280,260      $ 275,357   $287,911   $294,873
Shareholders' deficit.......................................  $(134,073)  $(137,835)     $(111,796)  $(79,781)  $(62,196)


----------------------------------------
(1) Fully diluted per share data are not presented for any year because they are antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     PHC RECAPITALIZATION

     During February 1994, PHC completed the refinancing of virtually all of its casino-related outstanding debt (the "PHC Recapitalization"). The refinancing was completed through a public offering of $270 million of debt securities consisting of $185 million of 10 7/8% First Mortgage Notes due January 15, 2004 and $85 million of 11 5/8% PRT Funding Notes due April 15, 2004.

     As part of the PHC Recapitalization, PHC also issued $15 million of 14 5/8% junior subordinated notes due in 2005 to HCC; interest on such debt is payable semiannually commencing August 17, 1994, with payment subject to meeting certain financial coverage and other payment restriction tests required by the indenture for the 10 7/8% First Mortgage Notes. Interest was not paid on August 17, 1994 or February 17, 1995 (see "Other" below).

     Proceeds from the debt offerings were used, in part, to refinance outstanding 11 3/4% First Mortgage Notes on the Sands and other debt maturing in 1994, to repay $58.4 million of publicly held 15 1/2% unsecured notes issued by a subsidiary of PHC (the "PCPI Notes") and to provide additional funding for capital expenditures in connection with an expansion of gaming space at the Sands. The remaining $38.8 million of PCPI Notes, which were held by HCC, were exchanged for $40.5 million discounted principal amount of new notes with deferred interest payments. As a result of this exchange, PHC's cash interest payments have been reduced by approximately $6 million per year. Neither HCC nor HCC's other subsidiaries are obligated for the indebtedness of PHC and its subsidiaries.

     GENERAL

     PHC's principal assets and sources of revenues are the Sands, a management contract with Hollywood - Aurora, a riverboat gaming facility in Aurora, Illinois, and a consulting agreement with Hollywood - Tunica, a gaming facility located in Tunica Mississippi. Both Hollywood - Aurora and Hollywood - Tunica are owned by HCC. During 1994, PHC's net cash provided by operating activities amounted to $18.4 million (after payment of approximately $10.5 million of costs accrued during 1993 in connection with the PHC Recapitalization) compared with $6.4 million provided by operations during 1993. PHC utilized a portion of its operating cash flow and net borrowings during 1994 to fund capital additions ($20.1 million) and to purchase a mortgage note ($5.8 million) secured by a hotel which PHC operates for an affiliate (see "Other" below).

     Also during 1994, PHC repaid long-term indebtedness of approximately $248.3 million, including $240.1 million which was refinanced, and affiliate indebtedness of $11.1 million. Scheduled maturities of long-term debt during 1995 are $511,000.

     Since June 1993, a PHC subsidiary has earned a base management fee equal to 5% of operating revenues (as defined in the management agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the management agreement) from the operation of Hollywood - Aurora. Base and incentive fees earned for the year ended December 31, 1994 amounted to $5.5 million and $4.5 million, respectively. The base fee is payable quarterly subject to the approval by the board of directors of HCC. Initial payment of the incentive fee, which was subject to certain cumulative earnings requirements, was made during April 1994 and has been made monthly thereafter. Total fees received during the year ended December 31, 1994 amounted to $11.6 million.

     During 1994, a subsidiary of PHC entered into a ten-year agreement with Hollywood - Tunica which provides for monthly payments of $100,000 to the PHC subsidiary for consulting services. The agreement also provides for reimbursement of direct costs and expenses incurred.

     THE SANDS

     The Sands' earnings before depreciation, interest, amortization, taxes and intercompany management fees of more than $42 million during each of the last five years have been sufficient to meet its debt service obligations, other than certain maturities of principal that have been refinanced, and to fund a substantial portion of its capital expenditures. The Sands has also utilized short-term borrowings to fund seasonal cash needs and has used long-term borrowings for certain capital projects.

     Capital expenditures at the Sands during 1994 amounted to approximately $20.1 million. Approximately $14.3 million of such expenditures were in connection with the addition of approximately 25,000 square feet of gaming space. Construction activities on this space, which commenced in June 1993, were completed at the end of the second quarter and operations in the expanded and reconfigured gaming space commenced on July 1, 1994 (the "Grand Opening"). Funding for the expansion was provided by $15 million obtained from the PHC Recapitalization (used, in part, to repay an $8 million interim construction loan provided by HCC) and $4 million from a combination of equipment financing and general corporate funds. Capital expenditures at the Sands during 1995 are expected to be approximately $12.6 million; projects include completion of the Hollywood Epic Buffet, relocation of the Sands' simulcast and poker facilities and a reconfiguration of its slot machines, continued renovation of hotel rooms and suites and other departmental expenditures.

     During June 1994, GBHC entered into an agreement for a $5 million bank line of credit, all of which was available for working capital purposes at December 31, 1994. Management does not anticipate borrowings on this line of credit during 1995.

     The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority ("CRDA"), a governmental agency which administers the statutorily mandated investments and reinvestments made by casino licensees. During 1993, the CRDA approved the donation of certain of the Sands' funds previously deposited with the CRDA. As a result, the Sands' cash deposit requirements for 1994 were reduced by approximately $1.7 million. Deposit requirements for 1994 totaled $826,000 and are anticipated to be approximately $3.3 million during 1995.

     OTHER

     In prior years PHC's hotel operations have required substantial infusion of operating funds; however, the disposition of all but three of its hotel properties has substantially reduced the cash required to fund hotel operations. In connection with a certain hotel property which PHC operates pursuant to an operating agreement with an affiliate, PHC is obligated to make minimum rental payments equal to the principal and interest payments on the underlying indebtedness attributable to the property. During February 1994, PHC purchased such underlying indebtedness with a principal balance of $13.8 million from third parties at a cost of $6.8 million, with funds borrowed from HCC, and subject to third party indebtedness amounting to $2.7 million.

     PHC has agreed to contribute up to $3.9 million (including approximately $1 million during 1995) as an additional investment in an unconsolidated hotel partnership to refurbish the hotel facility. PHC contributed $785,000 through 1994 toward such commitment. Such contributions are in recognition of PHC's partner having agreed to make $5 million in principal reductions on the underlying mortgage note on the facility of which $3.5 million were made during 1994.

     Tax allocation payments and the repayment of intercompany loans from the Sands have historically been the primary source of liquidity for PHC's other operations and activities, including the substantial litigation costs associated with the attempted acquisition of a casino/hotel site in Atlantic City, as well as PHC's debt service obligations; such payments from the Sands to PHC are subject to the prior approval of the New Jersey Casino Control Commission. In addition, certain loan indenture covenants restrict payments to PHC. PHC's other past sources of liquidity and capital resources have been primarily limited to proceeds from asset sales. PHC has substantially reduced its losses from non-casino hotel operations over the past several years through the sale of certain hotel properties and the termination of management contracts on certain managed hotel properties. Additionally, PHC's litigation costs have been substantially eliminated as all material litigation has been resolved. The combination of reduced costs and the introduction of management and consulting fees earned on non-owned gaming facilities have substantially eliminated PHC's reliance on intercompany payments as a source of liquidity.

     Effective December 31, 1994, HCC began compensating PHC for the use by HCC and its subsidiaries (exclusive of PHC and its subsidiaries) of PHC's available tax net operating loss carryforwards. For the year ended December 31, 1994, such payment has been effected through the assignment to PHC of $6.3 million principal amount of the 14 5/8% junior subordinated notes issued by HCC to a subsidiary of PHC together with $1.9 million of accrued interest thereon.

     Management anticipates that PHC and its subsidiaries' (including the Sands') funding requirements for the next twelve months will be satisfied by (i) existing cash, (ii) cash generated by the Sands' operations, (iii) management fees from Hollywood - Aurora, (iv) consulting fees from Hollywood - Tunica and
(v) management fees from remaining hotel operations.

RESULTS OF OPERATIONS

     GENERAL

     Substantially all of PHC's operating results prior to the opening of Hollywood - Aurora in June 1993 were from the Sands. As a result of management fees earned from Hollywood - Aurora and the recently completed expansion of gaming space at the Sands, PHC's consolidated net revenues increased to $295.4 million for the year ended December 31, 1994 from $276.7 million for the year ended December 31, 1993. PHC's income from operations increased to $32.2 million from $26.7 million during 1994 compared to 1993. During the three year period ended December 31, 1994, PHC has reduced its losses from noncasino hotels through the sale of certain owned properties and the termination of management contracts on certain managed properties. Additionally, litigation costs associated with the attempted acquisition of a casino/hotel site in Atlantic City have been substantially eliminated.

     PHC made interest payments of $27.3 million during 1994 compared to $38.6 million during 1993. This decrease is due, in part, to the payment of only four and one-half months of accrued interest to holders of the retired PCPI Notes, which amounted to $5.6 million during 1994, compared to annual interest payments of $15.1 million during 1993. In addition, during 1993, the Sands' outstanding first mortgage notes required monthly payments including interest; accordingly, a full year of interest was paid. Replacement debt issued as part of the PHC Recapitalization requires semiannual interest payments beginning in July 1994; consequently, only five months of accrued interest was paid during 1994. These reductions in interest paid were partially offset by the payment of $6.5 million of interest on the newly issued PRT Funding Notes.

Gaming Operations

     The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:


                                             YEAR ENDED DECEMBER 31,
                                       -----------------------------------
                                          1994         1993         1992
                                       ----------   ----------   ---------
                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games                           $   96,485   $   93,731   $  102,588
 Slot machines                            155,381      148,844      144,346
 Other (1)                                  4,341        2,367            -
                                       ----------   ----------   ----------

  Total                                $  256,207   $  244,942   $  246,934
                                       ==========   ==========   ==========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)                           $  605,854   $  610,843   $  647,876
                                       ==========   ==========   ==========

 Hold Percentages: (3)
  Sands                                      15.9%        15.3%        15.8%
  Atlantic City Casino
   Gaming Industry                           15.8%        15.6%        15.6%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)                         $1,760,279   $1,631,012   $1,436,623
                                       ==========   ==========   ==========

 Hold Percentage:(3)
  Sands (4)                                   8.8%         9.1%         9.8%


____________________________

(1) Consists of revenues from poker ($3 million and $1.7 million, respectively, for the years ended December 31, 1994 and 1993) and simulcast horse racing wagering ($1.3 million and $.7 million, respectively, for the years ended 1994 and 1993).

(2) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (collectively, the "drop") and coins wagered in slot machines ("handle").

(3) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

(4) The Sands' hold percentage with respect to slot machines is reflected on an accrual basis. Comparable data for the Atlantic City gaming industry is not available. The 1994, 1993 and 1992 hold percentage calculations for the Sands have been adjusted to exclude the recognition of approximately $1 million, $340,000 and $2.9 million, respectively, in slot machine revenues resulting from the reversal of certain progressive jackpot liabilities (see "Revenues" below).

     Table games drop decreased $5 million (.8%) for the year ended December 31, 1994 compared with 1993 and $37 million (5.7%) for the year ended December 31, 1993 compared with 1992. These decreases compare with an increase of .3% and a decrease of 3.1%, respectively, in table drop for the overall Atlantic City industry during the same periods. Consequently, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) declined slightly to 8.8% during 1994 from 8.9% during 1993. As a result of the Grand Opening on July 1, 1994, the number of table games, excluding poker, increased significantly and table games were made more accessible to casino patrons. These changes resulted in table drop for the final six months of 1994 exceeding table drop for the same period of 1993 by $25 million (8%) and enabled the Sands' table game market share to climb to 9.1% from 8.7% in the second half of 1993. This improvement could not, however, completely mitigate the $30 million decrease in table game drop experienced prior to July 1. A number of factors adversely affected the 1994 first six months' table games performance including: (i) the relocation of many blackjack tables to a less accessible temporary gaming space during construction and the periodic closing of selected tables on the main casino floor as construction neared completion; (ii) the severe winter weather during the first quarter, particularly on weekend periods which generally affect the Sands to a greater degree than its competitors since the Sands caters to premium table players who concentrate their visits over weekend periods; (iii) the overall trend in the Atlantic City marketplace towards slot machine play and (iv) competitive pressures, particularly in the high-end table patron segment.

    Slot machine handle increased $129.3 million (7.9%) and $194.4 million (13.5%) for the years ended December 31, 1994 and 1993, respectively, compared with the previous years. The Sands' slot machine handle increases compare with 9.2% and 9.3% increases, respectively, in slot machine handle for the Atlantic City industry during the same periods. The increase in the average number of slot machines at the Sands during 1994 and 1993 compared with prior years was 13% and 10.1%, respectively, compared to Atlantic City industry increases of 8.4% and 7.4%, respectively. The Sands' 1994 slot handle increase lagged both its own capacity increase and the average industry handle increases due to the construction-related factors mentioned above as well as to a decrease in the number of bus patrons during the first six months of 1994. Marketing efforts implemented for the Grand Opening were continued through the remainder of 1994 and resulted in overall increases in bus patrons of 5.6% (versus a decline of 4.1% for the Atlantic City industry) and in cars parked of 21.9% for the year 1994 compared to 1993. The increase in slot handle during the last six months of 1994 of 13.4% reflects both the expansion of gaming space and the introduction of new slot machines operated at a higher payback percentage, which encourages extended patron play. Marketing efforts and additional slot machines similarly drove the 1993 slot handle increase, which was the second highest handle growth rate for all Atlantic City casinos during that year.

REVENUES

    Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, increased by $11.3 million (4.6%) for the year ended December 31, 1994 compared with 1993. The 1994 revenue increases result from the expansion of gaming space as demonstrated by the aforementioned increases in slot machine and table games gross wagering during the second half of the year of 13.4% and 8%, respectively. The impact on revenue of such volume increases was enhanced by improved hold percentages on table games, but diminished by a decline in slot machine hold percentages; such a decline is consistent with the competitive trend in Atlantic City towards lower slot hold percentages. Table games benefited from improved table hold percentages and other casino revenues benefited from increases of $1.3 million in poker revenues during 1994 compared to 1993 as a result of a full year of poker operations (poker commenced at the Sands during June 1993), from improved simulcast revenues and from the introduction in 1994 of keno. In addition, the removal of certain progressive jackpots during 1994, 1993 and 1992 resulted in the recognition of casino revenues amounting to approximately $1 million, $340,000 and $2.9 million, respectively.

    During 1993, casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased by $2 million (.8%) compared with 1992. Increases in slot machine volume at the Sands were offset by decreases in table game volume and lower hold percentages. Adjusted to exclude the recognition of revenue in connection with the removal of certain progressive jackpots during 1993 and 1992, however, slot machines revenues increased $7.1 million during 1993.

    Rooms revenues did not change significantly for the year ended December 31, 1994 compared with 1993 or for 1993 compared with 1992. Food and beverage revenues increased by $3.1 million (11.1%) for the year ended December 31, 1994 compared with 1993 and decreased by $3.9 million (12.2%) for the year ended December 31, 1993 compared with 1992. The 1994 increase results from the opening of additional dining outlets and increases in casino patronage at the Sands. The decrease for 1993 reflects the closing of a food outlet and the closing of certain banquet facilities due to the casino expansion at the Sands. Other revenues increased by $4.7 million (34.9%) and $6.3 million (86.9%) for 1994 compared with 1993 and for 1993 compared with 1992, respectively. These increases for 1994 and 1993 reflect the inclusion of $10 million and $5.6 million, respectively, of fees earned from the management of Hollywood - Aurora, and the 1993 receipt of a $1.5 million termination fee in connection with the termination of a management agreement on a non-casino hotel.

    Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of rooms, food and beverage and other revenues at the Sands, have varied from 57.5% in 1994, to 59% in 1993 and to 57% in 1992. As a result of the Sands' expansion in 1994, table drop and slot machine handle attributable to the mass market segment (which generally does not require the same level of complimentaries) have increased at a greater rate than overall wagering. In addition, the Sands reduced utilization of rooms, food and beverage and entertainment complimentaries during the casino construction period. The increase in 1993 reflects the increased utilization of rooms, food and beverage and entertainment complimentaries to attract and retain high frequency slot patrons prior to construction.

DEPARTMENTAL EXPENSES

    Casino expenses at the Sands increased $12 million (6.7%) during 1994 and $2 million (1.1%) during 1993 compared with the prior years. The 1994 increase was primarily due to higher operating costs during the second half of the year as a result of increased casino patronage at the expanded Sands facility. In addition, marketing costs preparatory to the Grand Opening, including the implementation of an aggressive mass marketing strategy and direct costs of approximately $1.1 million, contributed to the increase. The 1993 increase was primarily due to increases in slot marketing costs and expenditures under coin incentive programs to attract and retain high frequency slot patrons. Such increases were partially offset by planned reductions in table games marketing and patron transportation expenses.

    Rooms expense increased $150,000 (3.7%) during 1994 compared with 1993 reflecting both improved occupancy at non-casino properties throughout the year as well as increased operating costs at the Sands during the last six months of 1994. Costs associated with patronage increases subsequent to the Grand Opening offset lower costs at the Sands earlier during the year which resulted primarily from inclement weather during the first quarter of 1994. Rooms expense declined $1.3 million (24%) during the year ended December 31, 1993 compared with 1992. In addition to reduced patron volume as a result of inclement weather during the first quarter of 1993 in Atlantic City, this decline was primarily due to a shift in marketing personnel effort from hotel to casino promotions and to the implementation of cost containment programs by management at the Sands.

    Food and beverage expense increased only $142,000 (1.2%) during the year ended December 31, 1994 compared with 1993 as a result of increased patronage at the Sands, which is reflected in increased payroll and operating costs. Also, increased promotional expenditures were incurred in 1994 with respect to the Ambassador buffet. Food and beverage expense decreased $408,000 (3.3%) for 1993 compared with the prior year primarily due to decreases in patron volume resulting from the aforementioned inclement weather coupled with the closing of one food outlet and reductions in certain banquet facilities resulting from the expansion of the Sands' casino gaming space.

    Other expenses increased $455,000 (8%) for 1994 compared with 1993 principally because of higher payroll and production costs associated with theater entertainment at the Sands. Other expenses decreased $2.1 million (27.1%) during 1993 compared with 1992 primarily due to a $1 million payment during 1992 in connection with a hotel joint operating agreement and reductions in lease payments under such agreement as a result of the refinancing of the hotel's underlying indebtedness (see Note 7 of Notes to Consolidated Financial Statements). Additional decreases resulted from a decline in entertainment costs associated with headliner entertainment at the Sands.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased $1.7 million (6.3%) during 1994 compared to 1993 primarily due to increases in payroll and general corporate overhead consistent with the additional management and consulting services being provided by PHC to HCC-owned facilities.

    General and administrative expenses decreased $8.2 million (23.6%) for the year ended December 1993 compared with 1992. This decrease resulted primarily from a substantial reduction in legal costs associated with the attempted acquisition of a casino/hotel site in Atlantic City, the allocation to HCC of certain costs incurred in connection with its development activities and initial public offering, staff reductions and other cost containment efforts in non-customer service areas.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense decreased $1.3 million (6.2%) for the year ended December 31, 1994 compared to 1993 and increased $1.4 million (7.2%) for the year ended December 31, 1993 compared to 1992. Increases in depreciation during the second half of 1994 attributable to the expansion of gaming space at the Sands were more than offset by reductions in the monthly amortization of deferred financing costs resulting from the PHC Recapitalization. The increased expense during 1993 was primarily due to the amortization of deferred financing costs associated with certain short-term credit facilities.

INTEREST

    Interest income increased $1.7 million (113.9%), during the year ended December 31, 1994. This increase was primarily as a result of interest earned on the underlying indebtedness of a noncasino hotel operated by PHC which was purchased during February 1994 (see Note 7 of Notes to Consolidated Financial Statements) together with the recognition of interest earned on funds escrowed for the repayment of debt as part of the PHC Recapitalization. Interest income decreased $1.4 million (48.5%) for the year ended December 31, 1993 compared with 1992 primarily as the result of the collection of an arbitration award during August 1992; interest on the award ceased at that time.

    Interest expense did not change significantly during 1994 from 1993; however, as explained previously, cash payments made for interest decreased significantly. Interest expense increased $1.1 million (3%) during 1993 compared to the prior year due primarily to the issuance of certain short-term credit facilities during 1993. The overall increase during 1993 was partially offset by interest savings resulting from the paydown of other short-term borrowings and the continued amortization of long-term debt.

OTHER NON-OPERATING ITEMS

    As a result of a ruling by the Superior Court of New Jersey which rejected the claims of certain subsidiaries of PHC relating to the litigation associated with the attempted acquisition of a casino/hotel site in Atlantic City, PHC wrote off certain related capitalized costs amounting to $13.1 million during 1992 (see Note 10 of the Notes to Consolidated Financial Statements).

INCOME TAX PROVISION

    PHC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $60 million (after reduction for approximately $24 million used by HCC), of which approximately $43 million do not begin to expire until the year 2003. Additionally, PHC and its subsidiaries have various tax credits available totaling approximately $4 million, many of which expire by the year 2002. In the first quarter of 1993, PHC adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The new standard requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that utilization of such NOL's is more likely than not, a valuation allowance should be recorded. Due to the financial reporting and tax losses of PHC and its subsidiaries through 1994, management was unable to determine that realization of that asset was more likely than not and thus has provided valuation allowances for the entire deferred tax asset for all periods presented. As a result, there was no cumulative financial statement effect of adopting the standard as of January 1, 1993 and prior period financial statements have not been restated to reflect the new accounting method.

NET OPERATING LOSS CARRYFORWARDS

    Sales by existing stockholders of common stock, or securities convertible into common stock, or purchases of shares of publicly-held common stock of PHC by a five percent stockholder, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), can cause a "change of control", as defined in Section 382 of the Code, which would limit the ability of PHC or its subsidiaries to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of loss carryforwards available for use in any one year would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also effect PHC's future utilization of its loss carryforwards.

EXTRAORDINARY ITEM

    During February 1994, PHC and its subsidiaries refinanced virtually all of their casino-related indebtedness. As a result, costs and fees incurred in connection with the early retirement of such indebtedness, including the unamortized portion of transaction costs related to such indebtedness, aggregating $14.8 million, net of the related state tax benefit of $888,000, have been reflected as an extraordinary item in the results of operations for the fourth quarter of 1993.

INFLATION

    Management believes that in the near term, modest inflation, together with continued competition within the gaming industry for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

Seasonality

     Historically, the Sands' operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of PHC's operations for the first and fourth quarters are traditionally less profitable than the other quarters of the fiscal year. Furthermore, Hollywood - Aurora has also experienced seasonality, but to a lesser degree than the Sands, and, as a result, the management fees earned have fluctuated with such seasonality. In addition, the Sands' and Hollywood - Aurora's operations may fluctuate significantly due to a number of factors, including chance. Such seasonality and fluctuations may materially affect PHC's casino revenues and profitability.

ITEM 8.  INDEX TO FINANCIAL STATEMENTS


                                                          PAGE
                                                          ----
PRATT HOTEL CORPORATION AND SUBSIDIARIES:


   Report of Independent Public Accountants..............  29

   Consolidated Balance Sheets as of December 31, 1994
    and 1993.............................................  30

   Consolidated Statements of Operations for the Years
    Ended December 31, 1994, 1993 and 1992...............  32

   Consolidated Statements of Changes in Shareholders'
    Deficit for the Three Years Ended December 31, 1994..  33

   Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1994, 1993 and 1992...............  34

   Notes to Consolidated Financial Statements............  35


               [LETTERHEAD OF ARTHUR ANDERSEN LLP APPEARS HERE]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Pratt Hotel Corporation:

   We have audited the accompanying consolidated balance sheets of Pratt Hotel Corporation (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 5 of the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pratt Hotel Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.



                                       ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 17, 1995

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    DECEMBER 31,
                                           ------------------------------
                                                1994            1993
                                           --------------  --------------

Current Assets:
 Cash and cash equivalents                 $  29,302,000   $  15,466,000
 Accounts receivable, net of allowances
  of $15,297,000 and $14,814,000,
  respectively                                13,982,000      14,179,000
 Inventories                                   4,389,000       3,845,000
 Due from affiliates                           2,990,000       4,356,000
 Deferred income taxes                         3,242,000       2,904,000
 Refundable deposits and other
  current assets                               3,889,000       5,415,000
                                           -------------   -------------

  Total current assets                        57,794,000      46,165,000
                                           -------------   -------------

Property and Equipment:
 Land                                         37,807,000      37,554,000
 Buildings and improvements                  181,849,000     169,340,000
 Operating equipment                          83,373,000      74,256,000
 Construction in progress                        326,000       6,829,000
                                           -------------   -------------

                                             303,355,000     287,979,000
 Less - accumulated depreciation
  and amortization                          (136,138,000)   (124,877,000)
                                           -------------   -------------

  Net property and equipment                 167,217,000     163,102,000
                                           -------------   -------------

Other Assets:
 Obligatory investments                        4,027,000       4,497,000
 Deferred financing costs                      9,811,000         317,000
 Notes receivable                              9,325,000       7,860,000
 Other assets                                  2,570,000       2,351,000
                                           -------------   -------------

  Total other assets                          25,733,000      15,025,000
                                           -------------   -------------

                                           $ 250,744,000   $ 224,292,000
                                           =============   =============


                The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                      DECEMBER 31,
                                             ------------------------------
                                                  1994            1993
                                             --------------  --------------

Current Liabilities:
 Borrowings from affiliate                   $   5,000,000   $  16,133,000
 Current maturities of long-term debt              511,000       7,862,000
 Accounts payable                                8,584,000       8,138,000
 Accrued liabilities -
  Salaries and wages                             4,065,000       3,543,000
  Progressive jackpot                              186,000       1,327,000
  Interest                                      11,385,000       6,437,000
  Costs related to extinguishment of debt                -      10,498,000
  Other                                          9,406,000       8,276,000
 Other current liabilities                       3,645,000       5,614,000
                                             -------------   -------------

  Total current liabilities                     42,782,000      67,828,000
                                             -------------   -------------

Long-Term Debt                                 327,889,000     280,260,000
                                             -------------   -------------

Other Noncurrent Liabilities                    14,146,000      14,039,000
                                             -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 and 5,175,977 shares issued
  and outstanding, respectively                    519,000         518,000
 Additional paid-in capital                     23,838,000      15,581,000
 Accumulated deficit                          (158,430,000)   (153,934,000)
                                             -------------   -------------

  Total shareholders' deficit                 (134,073,000)   (137,835,000)
                                             -------------   -------------

                                             $ 250,744,000   $ 224,292,000
                                             =============   =============




                The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------
                                                                1994            1993           1992
                                                             ------------  -------------  -------------
Revenues:
 Casino                                                      $256,207,000   $244,942,000   $246,934,000
 Rooms                                                         14,287,000     14,160,000     14,387,000
 Food and beverage                                             31,518,000     28,374,000     32,300,000
 Other                                                         18,321,000     13,583,000      7,267,000
                                                             ------------   ------------   ------------

                                                              320,333,000    301,059,000    300,888,000
 Less - Promotional allowances                                (24,943,000)   (24,321,000)   (25,904,000)
                                                             ------------   ------------   ------------

  Net revenues                                                295,390,000    276,738,000    274,984,000
                                                             ------------   ------------   ------------

Expenses:
 Casino                                                       192,970,000    180,932,000    178,923,000
 Rooms                                                          4,183,000      4,033,000      5,307,000
 Food and beverage                                             12,179,000     12,037,000     12,445,000
 Other                                                          6,112,000      5,657,000      7,755,000
 General and administrative                                    28,224,000     26,542,000     34,739,000
 Depreciation and amortization                                 19,547,000     20,837,000     19,437,000
 Losses on properties held for disposition                              -              -        295,000
                                                             ------------   ------------   ------------

  Total expenses                                              263,215,000    250,038,000    258,901,000
                                                             ------------   ------------   ------------

  Income from operations                                       32,175,000     26,700,000     16,083,000
                                                             ------------   ------------   ------------
Non-operating income (expense):
 Interest income                                                3,101,000      1,450,000      2,814,000
 Interest expense, net of capitalized interest
  of $762,000 in 1994                                         (38,692,000)   (38,704,000)   (37,559,000)
 Write-off deferred pre-acquisition costs                               -              -    (13,086,000)
                                                             ------------   ------------   ------------

  Total non-operating expense, net                            (35,591,000)   (37,254,000)   (47,831,000)
                                                             ------------   ------------   ------------
 Loss before income taxes and extraordinary
  item                                                         (3,416,000)   (10,554,000)   (31,748,000)
Income tax provision                                           (1,080,000)      (754,000)      (642,000)
                                                             ------------   ------------   ------------

 Loss before extraordinary item                                (4,496,000)   (11,308,000)   (32,390,000)
Extraordinary item:
 Cost of early extinguishment of debt, net of
  related tax benefit                                                   -    (14,814,000)             -
                                                             ------------   ------------   ------------

Net loss                                                     $ (4,496,000)  $(26,122,000)  $(32,390,000)
                                                             ============   ============   ============

Per common share:
 Loss before extraordinary item                                     $(.87)        $(2.19)        $(6.38)
 Extraordinary item                                                     -          (2.87)             -
                                                             ------------   ------------   ------------

Net loss per common share                                           $(.87)        $(5.06)        $(6.38)
                                                             ============   ============   ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994



                                 COMMON STOCK      ADDITIONAL    ACCUMULATED
                              -------------------    PAID-IN
                               SHARES     AMOUNT     CAPITAL       DEFICIT
                              ---------  --------  -----------  --------------

BALANCE, DECEMBER 31, 1991    5,059,707  $506,000  $15,135,000  $ (95,422,000)
  Issuance of common stock       82,600     8,000      367,000              -
  Net loss                            -         -            -    (32,390,000)
                              ---------  --------  -----------  -------------

BALANCE, DECEMBER 31, 1992    5,142,307   514,000   15,502,000   (127,812,000)
  Issuance of common stock       33,670     4,000       79,000              -
  Net loss                            -         -            -    (26,122,000)
                              ---------  --------  -----------  -------------

BALANCE, DECEMBER 31, 1993    5,175,977   518,000   15,581,000   (153,934,000)
  Issuance of common stock       10,650     1,000       26,000              -
  Capital contribution                -         -    8,231,000              -
  Net loss                            -         -            -     (4,496,000)
                              ---------  --------  -----------  -------------

BALANCE, DECEMBER 31, 1994    5,186,627  $519,000  $23,838,000  $(158,430,000)
                              =========  ========  ===========  =============




        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------
                                                                  1994           1993           1992
                                                             --------------  -------------  -------------
OPERATING ACTIVITIES:
 Net loss                                                    $  (4,496,000)  $(26,122,000)  $(32,390,000)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Extraordinary item                                                     -     14,814,000              -
  Depreciation and amortization, including
   accretion of debt discount                                   24,945,000     21,198,000     19,798,000
  Provision for doubtful accounts                                3,283,000      3,603,000      3,013,000
  Write-off deferred pre-acquisition costs                               -              -     13,086,000
  Deferred income taxes                                          1,580,000         27,000        352,000
  Decrease in arbitration award receivable                               -              -     17,719,000
  Increase in accounts receivable                               (3,086,000)    (8,126,000)    (1,860,000)
  (Decrease) increase in accounts payable and
   other accrued liabilities                                    (2,010,000)     2,610,000     (3,261,000)
  Decrease in progressive jackpot accrual                       (1,141,000)      (301,000)    (2,511,000)
  Net change in other current assets and liabilities                20,000     (1,857,000)      (428,000)
  Net change in other noncurrent assets and liabilities           (679,000)       571,000        480,000
                                                             -------------   ------------   ------------

     Net cash provided by operating activities                  18,416,000      6,417,000     13,998,000
                                                             -------------   ------------   ------------

INVESTING ACTIVITIES:
 Net property and equipment additions                          (20,140,000)   (11,595,000)    (4,377,000)
 Collections on notes receivable                                 7,614,000              -              -
 Proceeds from dispositions of assets                                    -              -        520,000
 Obligatory investments                                           (826,000)    (1,549,000)    (2,271,000)
 Purchase of mortgage note                                      (5,750,000)    (1,000,000)             -
 Investments in and advances to unconsolidated affiliates         (660,000)      (325,000)      (400,000)
                                                             -------------   ------------   ------------

   Net cash used in investing activities                       (19,762,000)   (14,469,000)    (6,528,000)
                                                             -------------   ------------   ------------

FINANCING ACTIVITIES:
 (Repayments) borrowings of short-term debt                    (21,000,000)    21,000,000              -
 Issuance of long-term debt                                    285,000,000         83,000              -
 Net repayments under credit facilities                                  -              -     (8,000,000)
 Net (repayments) borrowings from affiliate                    (11,133,000)    10,133,000      7,000,000
 Deferred financing costs                                      (10,458,000)    (2,327,000)      (233,000)
 Deferred preopening costs                                               -       (227,000)             -
 Repayments of long-term debt                                 (227,254,000)   (18,686,000)    (8,587,000)
 Issuance of common stock                                           27,000         83,000        375,000
                                                             -------------   ------------   ------------

  Net cash provided by (used in) financing activities           15,182,000     10,059,000     (9,445,000)
                                                             -------------   ------------   ------------

  Net increase (decrease) in cash and cash equivalents          13,836,000      2,007,000     (1,975,000)
  Cash and cash equivalents at beginning of year                15,466,000     13,459,000     15,434,000
                                                             -------------   ------------   ------------

  Cash and cash equivalents at end of year                   $  29,302,000   $ 15,466,000   $ 13,459,000
                                                             =============   ============   ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

   Pratt Hotel Corporation, a Delaware corporation, and its subsidiaries ("PHC"), are engaged in the operation or management of casino and hotel properties. PHC's principal assets are the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and management and consulting contracts with gaming facilities located in Aurora, Illinois ("Hollywood - Aurora") and Tunica, Mississippi ("Hollywood - Tunica") (see Note 7). PHC's other operations in the United States and the Caribbean, including various ventures in which PHC has an interest, are managed by PHC or its subsidiaries. Hollywood Casino Corporation ("HCC"), a Delaware corporation which is approximately 53% owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family") owns approximately 80% of the common stock of PHC.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The significant accounting policies followed in the preparation of the accompanying consolidated financial statements are discussed below.

 PRINCIPLES OF CONSOLIDATION -

   The consolidated financial statements include the accounts of PHC and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates, including joint ventures, that are 20% to 50% owned are accounted for by the equity method.

 CASINO REVENUES, PROMOTIONAL ALLOWANCES AND DEPARTMENTAL EXPENSES -

   The Sands recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Such anticipated jackpot payouts are reflected as current liabilities in the accompanying consolidated balance sheets. During the years ended December 31, 1994, 1993 and 1992, the Sands removed certain progressive jackpots from the gaming floor in accordance with regulations of the New Jersey Casino Control Commission (the "Casino Commission") resulting in the reduction of $1,035,000, $342,000 and $2,900,000 of progressive jackpot liabilities, respectively, and the corresponding recognition of an equal amount of slot machine revenues.

   The estimated value of rooms, food and beverage and other items which were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included as casino expenses

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES in the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 1994, 1993 and 1992 are as follows:


                        1994         1993         1992
                     -----------  -----------  -----------

Rooms                $ 6,080,000  $ 5,785,000  $ 5,083,000
Food and Beverage     24,611,000   20,138,000   20,149,000
Other                  3,393,000    4,034,000    4,349,000
                     -----------  -----------  -----------

                     $34,084,000  $29,957,000  $29,581,000
                     ===========  ===========  ===========

 CASH AND CASH EQUIVALENTS -

   Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

 ALLOWANCE FOR DOUBTFUL ACCOUNTS -

   The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $3,283,000, $3,603,000 and $3,013,000 were made during the years ended December 31, 1994, 1993 and 1992, respectively.

 INVENTORIES -

   Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

 PROPERTY AND EQUIPMENT -

   Property and equipment has been recorded at cost and are being depreciated utilizing the straight-line method over their estimated useful lives as follows:

   Buildings and improvements              10-25 years
   Operating equipment                      3-15 years

   Interest costs related to property and equipment acquisitions were capitalized during the acquisition period and are being amortized over the useful lives of the related assets.

 DEFERRED FINANCING COSTS -

   The costs of issuing long-term debt, including all underwriting, licensing, legal and accounting fees, have been capitalized and are being amortized over the term of the related debt issue. Amortization of such costs was $964,000, $3,144,000 and $2,303,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

 INCOME TAXES -

   Since May 1992, PHC has been included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and PHC, PHC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed.

   Prior to 1993, PHC accounted for income taxes under the provisions of Accounting Principles Board Opinion No. 11. Under this method, the provision for taxes was based on income and expenses included in the accompanying consolidated statements of operations. Differences between taxes so computed and taxes payable under applicable statutes and regulations were classified as deferred taxes arising from timing differences. In the first quarter of 1993, PHC adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which utilizes the liability method and results in the determination of deferred taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities. As a result of the valuation allowance recorded upon the adoption of SFAS 109, there was no financial statement effect of adopting SFAS 109 as of January 1, 1993 and prior period consolidated financial statements have not been restated to reflect the new accounting method.

 INTEREST EXPENSE -

   Interest expense includes the accretion of debt discount amounting to $5,398,000 during the year ended December 31, 1994 and $361,000 during each of the years ended December 31, 1993 and 1992.

 NET LOSS PER COMMON SHARE -

   Net loss per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. The weighted average number of common stock equivalents outstanding was 5,183,000, 5,164,000 and 5,077,000 during the years ended December 31, 1994, 1993 and 1992, respectively. Shares issuable upon the exercise of stock options were not considered to be common stock equivalents as the result would have been antidilutive.

 RECLASSIFICATIONS -

   Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1994 consolidated financial statement presentation.

(3)  SHORT-TERM CREDIT FACILITIES AND BORROWINGS FROM AFFILIATES

   During June 1994, a subsidiary of PHC entered into an agreement for a bank line of credit in the amount of $5,000,000. The agreement provides for interest on borrowings at the bank's prime lending rate plus 3/4% per annum. In addition to the maintenance of certain financial ratios, the line of credit agreement contains numerous restrictive covenants, all of which are also covenants under other debt as described in Note 4. The bank line of credit agreement also contains certain cross-default provisions with other outstanding debt of PHC and its subsidiaries. Borrowings under the line of credit are guaranteed

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES to the extent of $2,000,000 by another subsidiary of PHC. There are no borrowings outstanding under the line of credit at December 31, 1994.

   During 1993, a subsidiary of PHC issued $21,000,000 of Series A and Series B 13 1/2% Guaranteed First Mortgage Notes due in 1994 (the "Series Notes"). The Series Notes were not registered under the Securities Act and since no such registration became effective prior to August 18, 1993, the interest rate increased to 14% per annum effective at that date with additional increases of 1/4% after each succeeding 90-day period. Refinancing of the Series Notes was completed in February 1994 when a subsidiary of PHC issued $185,000,000 of 10 7/8% First Mortgage Notes due in 2004 (see Note 4).

   As of December 31, 1994 and 1993, PHC and its subsidiaries had outstanding affiliate borrowings of $6,000,000 and $10,050,000, respectively, from HCC. Of the amounts borrowed, $1,000,000, which is not due until April 1, 1998, is classified as noncurrent in the accompanying consolidated balance sheets at December 31, 1994 and 1993. The remaining amounts are due on demand, or if no demand is made, on April 1, 1998. Such borrowings from HCC bear interest at the rate of 14% per annum, payable semiannually. Under certain conditions, PHC and its subsidiaries may obtain additional loans from HCC under similar terms.

   In addition, HCC agreed to loan up to $8,000,000 to a subsidiary of PHC, the proceeds of which were loaned to and used by the Sands in connection with an expansion of its gaming space. During 1993, HCC loaned $7,083,000 to the subsidiary for such purpose. The loan accrued interest at the rate of 13 1/2% per annum payable semiannually, and the outstanding balance of $8,000,000 was repaid during February 1994 in connection with the refinancing of virtually all of PHC's casino-related outstanding debt (see Note 4).

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

(4)  LONG-TERM DEBT AND PLEDGE OF ASSETS

   Substantially all of PHC's assets are pledged in connection with PHC's long-term indebtedness. Additionally, the indentures with respect to PHC's 1994 refinancing contain certain cross-default provisions.

                                                              DECEMBER 31,
                                                      ----------------------------
                                                          1994           1993
                                                      -------------  -------------

 10 7/8% first mortgage notes, due 2004 (a)           $185,000,000   $          -
 11 3/4% first mortgage notes,
   refinanced in 1994, net of
   discount of $45,000 (b)                                       -    161,623,000
 11 5/8% senior notes, due 2004 (c)                     85,000,000              -
 15 1/2% unsecured notes, refinanced in 1994 (d)                 -     97,143,000
 14 5/8% junior subordinated notes, due 2005 (e)         8,683,000              -
 14 7/8% secured promissory note, due 2006, net of
   discount of $64,759,000 (f)                          45,877,000              -
 Second lien wrap-around mortgage note,
   repaid in September 1994 (g)                                  -      6,663,000
 Series Notes, refinanced in 1994 (Note 3)                       -     21,000,000
 Other                                                   3,840,000      1,693,000
                                                      ------------   ------------

     Total indebtedness                                328,400,000    288,122,000
   Less - current maturities                              (511,000)    (7,862,000)
                                                      ------------   ------------

     Total long-term debt                             $327,889,000   $280,260,000
                                                      ============   ============


(a) On February 17, 1994, a subsidiary of PHC issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes") and collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 will become due on each interest payment date. The 10 7/8% First Mortgage Notes are redeemable at the option of the issuer, in whole or in part, on or after January 15, 1999 at stated redemption prices ranging up to 104.08% of par plus accrued interest.

     The indenture for the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PHC to pay dividends to PHC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture requires the maintenance of certain cash balances and, commencing in 1994, requires that a minimum of $7,000,000 be expended for property and fixture renewals, replacements and betterments, subject to increases of five percent

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES per annum thereafter at the Sands. The indenture also contains certain cross-default provisions with respect to the PRT Funding Notes described in
     (c) below.

(b) On August 6, 1987, a subsidiary of PHC obtained $170,504,000 by issuing first mortgage notes bearing interest at 11 3/4% per annum, payable semiannually (the "11 3/4% First Mortgage Notes"), net of a $2,526,000 discount. The 11 3/4% First Mortgage Notes were refinanced in February 1994 with the proceeds of the 10 7/8% First Mortgage Notes.

(c) On February 17, 1994, a subsidiary of PHC issued $85,000,000 of unsecured senior notes due April 15, 2004 (the "PRT Funding Notes"). Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PHC to pay dividends to PHC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with respect to the 10 7/8% First Mortgage Notes described in (a) above.

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

(e) On February 17, 1994, PRT Funding Corp., a subsidiary of PHC, issued $15,000,000 of junior subordinated notes (the "Junior Subordinated Notes") to HCC. At December 31, 1994, $6,317,000 principal amount of the Junior Subordinated Notes together with $1,914,000 of accrued interest were assigned to PHC by HCC in recognition of tax net operating losses of PHC used by HCC (see Notes 5 and 11). The Junior Subordinated Notes are due in February 2005 and bear interest at the rate of 14 5/8% per annum which, subject to meeting certain financial coverage and other payment restriction tests required by the indenture for the 10 7/8% First Mortgage Notes, is payable semiannually commencing August 17, 1994. Interest was not paid on August 17, 1994 or February 17, 1995 (see Note 7).

(f) On February 17, 1994, PPI Funding Corp., a newly formed subsidiary of PHC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for the $38,779,000 principal amount of PCPI Notes held by HCC - see (d) above. The increased principal amount of the new notes includes a call premium on the exchange ($1,745,000) equal to 4 1/2% of the principal amount of PCPI Notes exchanged; such premium was paid to all third parties holding PCPI Notes. The PPI Funding Notes are discounted to yield interest at the rate of 14 7/8% per annum and have a face value of $110,636,000. Payment of interest is deferred through February 17, 2001 at which time interest

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of PHC.

(g) The note was repaid during September 1994. Interest accrued at prime plus two percentage points (subject to a minimum of 11 1/2%).

     Scheduled payments of long-term debt as of December 31, 1994 are set forth below:


       1995          $    511,000
       1996               555,000
       1997             3,467,000
       1998             5,440,000
       1999             5,480,000
       Thereafter     377,706,000
                     ------------

        Total        $393,159,000
                     ============

     Interest paid, net of amounts capitalized, amounted to $27,253,000, $38,582,000, and $38,482,000, respectively, during the years ended December 31, 1994, 1993 and 1992.

(5)    INCOME TAXES

     Components of PHC's provisions for income taxes consisted of the following:


                                               YEAR ENDED DECEMBER 31,
                                         ------------------------------------
                                             1994         1993        1992
                                         ------------  ----------  ----------

Federal income tax benefit               $         -   $       -   $  57,000
State income tax benefit (provision):
 Current                                     500,000    (727,000)   (347,000)
 Deferred                                 (1,580,000)    (27,000)   (352,000)
                                         -----------   ---------   ---------
                                         $(1,080,000)  $(754,000)  $(642,000)
                                         ===========   =========   =========

   PHC is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and PHC, PHC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. In addition, HCC is compensating PHC for the use by HCC and its subsidiaries (exclusive of PHC and its subsidiaries) of PHC's available tax net operating loss carryforwards ("NOL's"). For the year ended December 31, 1994, such payment has been effected through the assignment of $6,317,000 principal amount of Junior Subordinated Notes together with $1,914,000 of accrued interest thereon (see Note 11). Total state and federal income taxes paid by PHC for the years ended December 31, 1994, 1993 and 1992 amounted to $412,000, $1,735,000, and $1,145,000, respectively.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

   A reconciliation between the calculated tax benefit (provision) based on the statutory rates in effect and the effective tax rates follows:

                                                   YEAR ENDED DECEMBER 31,
                                          -----------------------------------------
                                              1994          1993          1992
                                          ------------  ------------  -------------

Calculated income tax benefit
 at 34%                                   $ 1,161,000   $ 3,588,000   $ 10,794,000
Tax benefit of operating
 losses not recognized                       (361,000)   (2,805,000)   (10,010,000)
Amortization of excess
 purchase price                              (803,000)     (803,000)      (803,000)
Disallowance of travel and
 entertainment                               (336,000)     (209,000)      (226,000)
State income taxes                           (713,000)     (498,000)      (461,000)
Other                                         (28,000)      (27,000)        64,000
                                          -----------   -----------   ------------
Tax provision as shown on consolidated
 statements of operations                 $(1,080,000)  $  (754,000)  $   (642,000)
                                          ===========   ===========   ============

   PHC and its subsidiaries have NOL's totaling approximately $60,000,000 (after reduction for the $23,516,000 used by HCC), of which approximately $43,000,000 do not begin to expire until the year 2003. Additionally, PHC and its subsidiaries have various tax credits available totaling approximately $4,000,000, most of which expire by the year 2002. In the first quarter of 1993, PHC adopted the provisions of SFAS 109. SFAS 109 requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's is more likely than not, a valuation allowance should be recorded. Due to the financial reporting and tax losses of PHC and its subsidiaries through 1994, management was unable to determine that realization of such asset was more likely than not and, thus, has provided valuation allowances for the entire deferred tax asset for all periods presented. As a result, there was no cumulative effect of adopting the standard as of January 1, 1993 and prior period financial statements have not been restated to reflect the new accounting method.

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

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

   The components of the net deferred tax asset were as follows:


                                                             DECEMBER 31,
                                                     ----------------------------
                                                         1994           1993
                                                     -------------  -------------

Deferred tax assets:
 Net operating loss carryforwards                    $ 20,462,000   $ 18,181,000
 Allowance for doubtful accounts                        6,330,000      4,724,000
 Investment and jobs tax credits                        4,075,000      4,075,000
 Write-off deferred pre-acquisition costs                       -      4,449,000
 Early extinguishment of debt                                   -      5,037,000
 Equity losses of unconsolidated
  subsidiaries and joint ventures                       3,491,000      3,616,000
 Other liabilities and accruals                         1,942,000      1,890,000
 Benefits accrual                                       1,514,000      1,298,000
 Other                                                    982,000        332,000
                                                     ------------   ------------

  Total deferred tax assets                            38,796,000     43,602,000
                                                     ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization                         (8,897,000)    (7,018,000)
 Other                                                   (933,000)      (539,000)
                                                     ------------   ------------

  Total deferred tax liabilities                       (9,830,000)    (7,557,000)
                                                     ------------   ------------

Net deferred tax asset                                 28,966,000     36,045,000
Valuation allowance                                   (28,966,000)   (36,045,000)
                                                     ------------   ------------

                                                     $          -   $          -
                                                     ============   ============


   Receivables and payables in connection with the aforementioned tax allocation agreements were as follows:

                                                  December 31,
                                            -------------------------
                                                1994          1993
                                            -----------   -----------
 Deferred income taxes - current            $ 1,367,000   $ 2,016,000
 Other noncurrent liabilities                (1,367,000)   (2,016,000)

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

(6)  STOCK OPTIONS AND COMPENSATION PLANS

INCENTIVE STOCK OPTION PLAN

  During 1990, PHC adopted the 1990 Incentive Stock Option Plan (the "Plan"). The 1990 Plan provides for the granting of incentive stock options that are intended to qualify for special tax treatment under the Internal Revenue Code, as amended (the "Code"). The shares to be offered under the 1990 Plan consist of shares of PHC common stock. Options for no more than 102,092 shares of common stock may be granted under the 1990 Plan.

  The 1990 Plan is administered by the Board of Directors of PHC through its compensation committee. Options granted under the 1990 Plan are exercisable for a term ending five years from the date of grant and are subject to limitations on the quantity exercised in a calendar year and to certain repurchase provisions. As of December 31, 1994, options to purchase 8,030 shares remain outstanding and options to purchase 49,742 shares remain available for grant.

 The following table lists the activity of the stock option plan during 1994 and 1993:


                                  1994                 1993
                          -------------------  -------------------
                                     OPTION     OPTION
                                      PRICE     PRICE
                          OPTIONS   PER SHARE  OPTIONS   PER SHARE
                          --------  ---------  --------  ---------

OUTSTANDING OPTIONS AT
 BEGINNING OF YEAR         18,880       $2.50   52,750       $2.50
 Options exercised        (10,650)       2.50  (33,670)       2.50
 Options terminated          (200)       2.50     (200)       2.50
                          -------              -------
OUTSTANDING OPTIONS AT
 END OF YEAR                8,030        2.50   18,880        2.50
                          =======              =======

COMPENSATION PLAN

   PHC has agreements with certain of its principal shareholders and key executive officers providing for (1) lifetime pension benefits upon the expiration of existing employment contracts and subsequent consulting agreements and (2) death benefits to be paid for a period of ten years. The obligations under these agreements, which are not funded, are being charged to operations over the remaining terms of the employment agreements. Amounts charged to expense under the agreements for the years ended December 31, 1994, 1993 and 1992 were approximately $218,000, $38,000 and $1,057,000, respectively. Obligations accrued under the agreements at December 31, 1994 and 1993 amounted to $4,035,000 and $3,817,000, respectively, and are included in other noncurrent liabilities on the accompanying consolidated balance sheets.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

(7)  TRANSACTIONS WITH RELATED PARTIES

   PHC operates the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which is owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. PHC is obligated by the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, PHC purchased such underlying indebtedness with a principal balance of $13,756,000 from third parties at a cost of $6,750,000 ($1,000,000 of which was paid during 1993), with funds borrowed from HCC, and subject to third party indebtedness amounting to $2,706,000. Payments under the hotel operating agreement amounted to $678,000, $1,396,000 and $2,779,000, respectively, during the years ended December 31, 1994, 1993 and 1992. Payments for 1994 are net of debt service receipts since the February 1994 note acquisition date and payments for 1992 include a $1,000,000 payment made to extend the maturity date and reduce the applicable interest rate on the underlying indebtedness. PHC recorded the note receivable from Metroplex at acquisition cost, which management believes does not exceed the estimated realizable value of the underlying collateral. The note is included in notes receivable on the accompanying consolidated balance sheets. Payments from Metroplex, including interest at the rate of 9 1/2% per annum, are due monthly with the remaining principal balance of $13,533,000 due May 31, 1996.

   PHC leased a hotel located in Garland, Texas from a partnership (the "Garland Partnership") controlled by certain members of the Pratt Family. The Garland Partnership was the obligor on the related underlying mortgage note which matured in June 1993. PHC was obligated under the terms of its lease agreement to make minimum rental payments equal to the Garland Partnership's debt service, including all required principal and interest payments and any payment due at maturity. For the years ended December 31, 1993 and 1992, PHC paid the Garland Partnership $164,000, and $407,000, respectively. No such payments were made during 1994. In 1990, the Garland Partnership sold the hotel and PHC sold its interest in the hotel's furniture, fixtures and equipment. During June 1993, PHC reacquired the hotel and immediately sold the property to a third party.
PHC did not recognize a gain or loss in connection with this reacquisition and sale, and PHC has no further obligation with respect to this property. The Pratt Family's guarantee of indebtedness with respect to this property and PHC's related indemnification have been extinguished.

   From time to time, certain members of the Pratt Family have advanced monies to PHC for working capital requirements. At December 31, 1993, a loan in the amount of $140,000 was outstanding. This loan, which accrued interest at the prime lending rate, was repaid during 1994. Interest expense and guarantee fees with respect to such advances amounted to $8,000 for each of the years ended December 31, 1994 and 1993 and $101,000 for the year ended December 31, 1992.

   Hollywood Casino - Aurora, Inc. ("HCA"), a wholly owned subsidiary of HCC was organized for the purpose of developing and owning Hollywood - Aurora.
Hollywood - Aurora commenced operations on June 17, 1993 and a subsidiary of PHC began earning, pursuant to a management agreement, a base management fee equal to 5% of Hollywood - Aurora's operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Such fees totaled approximately $10,009,000 and

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

$5,625,000, respectively, during the years ended December 31, 1994 and 1993. Unpaid fees amounting to $2,341,000 and $3,931,000, respectively, are included in due from affiliates in the accompanying consolidated balance sheets at December 31, 1994 and 1993.

   HWCC - Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, completed construction of Hollywood - Tunica which commenced operations in August 1994. Pursuant to a ten-year consulting agreement with HCT, a subsidiary of PHC receives monthly consulting fees of $100,000. Total fees earned for the year ended December 31, 1994 amounted to $1,200,000.

   HCC is obligated under the terms of an administrative services agreement to pay PHC $50,000 per month during 1994 ($20,000 per month during 1993 and 1992). In addition, during 1993, PHC and its subsidiaries began sharing certain general and administrative costs with HCC. Net allocated costs and fees charged to HCC by PHC amounted to $188,000, $2,225,000 and $152,000, respectively, during the years ended December 31, 1994, 1993 and 1992. Receivables in the amount of $52,000 and $363,000 in connection with such allocated costs and fees are included in due from affiliates in the accompanying consolidated balance sheets at December 31, 1994 and 1993.

   Interest expense with respect to borrowings from HCC is set forth below:


                                       FOR THE YEARS ENDED DECEMBER 31,
                                      ----------------------------------
                                         1994        1993        1992
                                      ----------  ----------  ----------

PPI Funding Notes and PCPI
  Notes held by HCC (Note 4)          $6,121,000  $6,011,000  $6,011,000
Junior Subordinated Notes (Note 4)     1,913,000           -           -
Short-term borrowings (Note 3)         1,246,000   1,191,000     610,000

   HCC acquired approximately $38,779,000 of the PCPI Notes (see Note 4) during 1990. As part of the PHC Recapitalization, a newly formed PHC subsidiary issued $40,524,000 discounted principal amount of new deferred interest notes in exchange for the $38,779,000 principal amount of PCPI Notes held by HCC. The increased principal amount of the new notes includes a call premium on the exchange ($1,745,000) equal to 4 1/2% of the principal amount of PCPI Notes exchanged; such premium was paid to all third parties holding PCPI Notes. As a result of this exchange, PHC's cash interest payments will be reduced by approximately $6,000,000 per year.

   Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balance at December 31, 1994. Interest due to HCC on the PCPI Funding Notes at December 31, 1993 amounted to $1,503,000 and is included in interest payable on the accompanying consolidated balance sheet. Interest accrued on short-term borrowings at December 31, 1994 and 1993, which amounted to $23,000 and $193,000, respectively, is also included in interest payable on the accompanying consolidated balance sheets.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

(8)  NEW JERSEY REGULATIONS AND OBLIGATORY INVESTMENTS

   PHC conducts, through certain of its wholly owned subsidiaries, gaming operations in Atlantic City, New Jersey and operates a related hotel and several restaurants, as well as related support facilities. The operation of an Atlantic City casino/hotel is subject to significant regulatory control. Under the New Jersey Casino Control Act (the "Casino Act"), such PHC subsidiaries were required to obtain and are required to periodically renew their operating licenses. A casino license is not transferable and, after the initial licensing and two one-year renewal periods, is issued for a term of up to four years. However, the Casino Commission still has the authority to reopen license hearings at any time. During September 1994, the Casino Commission renewed GBHC's license to operate the Sands and found PHC qualified as a holding company of a casino license through September 30, 1996 and renewed NJMI's license to manage the Sands through September 30, 1995. Terms of the current license require the Sands to comply with periodic financial reporting requirements as well as obtain prior Casino Commission approval of certain cash transfers and borrowings to and from affiliates.

   The Casino Act requires casino licensees to make certain approved investments in New Jersey or to pay an investment alternative tax. Casino licensees may obtain investment credits, which amount to 1.25% of casino revenues, by purchasing bonds at below-market interest rates from the Casino Reinvestment Development Authority (the "CRDA") or by making qualified investments approved by the CRDA. This governmental agency administers the statutorily mandated investments and reinvestments made by casino licensees and is required to expend the monies received by it for eligible projects defined in the statute. The investment alternative tax amounts to 2.5% of casino revenues. Payments of the investment obligations must be made quarterly. The Sands has elected to comply with the requirements by obtaining investment credits or by making qualified investments.

   As of December 31, 1994 and 1993, the Sands had purchased bonds totaling $4,368,000 and $3,911,000, respectively. In addition, the Sands had remaining funds on deposit and held in escrow by the CRDA at December 31, 1994 and 1993 of $2,117,000 and $3,651,000, respectively. The bonds purchased and the amounts on deposit and held in escrow are collectively referred to as "obligatory investments" in the accompanying consolidated financial statements.

   Obligatory investments at December 31, 1994 and 1993 are net of accumulated valuation allowances of $2,458,000 and $3,065,000, respectively, based upon the estimated realizable values of the investments. Provisions for valuation allowances during the years ended December 31, 1994, 1993 and 1992 amounted to $617,000, $340,000 and $618,000, respectively.

   Through 1994, the Sands has contributed certain amounts held in escrow to the CRDA. In consideration thereof, the CRDA granted the Sands waivers of certain of its investment obligations in future periods. The amount of the obligatory investments contributed during the years ended December 31, 1994, 1993 and 1992 was $2,500,000, $5,694,000 and $1,561,000, respectively, resulting in waivers granted by the CRDA during 1993 and 1992 totaling $2,904,000 and $797,000, respectively. No such waivers were granted during 1994; however, the contribution is expected to directly benefit the Sands facility. Accordingly, an intangible asset of $1,275,000 has been included in other assets on the accompanying consolidated balance sheet at December 31, 1994 and will be amortized over a period of

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES ten years. Amortization of such waivers during 1994, 1993 and 1992 totaled $1,727,000, $2,078,000 and $169,000, respectively. At December 31, 1994, all waivers have been fully amortized.

(9) SUMMARIZED COMBINED FINANCIAL INFORMATION OF AND TRANSACTIONS WITH UNCONSOLIDATED AFFILIATES

   Certain summarized combined financial information of PHC's unconsolidated affiliates, which include joint ventures, is presented below.

                                    YEAR ENDED DECEMBER 31,
                          -------------------------------------------
                              1994           1993           1992
                          -------------  -------------  -------------

Net revenues              $ 38,897,000   $ 44,635,000   $ 40,446,000
Expenses                   (42,154,000)   (52,457,000)   (48,989,000)
                          ------------   ------------   ------------
 Net loss before
  extraordinary item      $ (3,257,000)  $ (7,822,000)  $ (8,543,000)
                          ============   ============   ============

Net (loss) income         $ (3,257,000)  $ (7,822,000)  $  8,965,000
                          ============   ============   ============

                                                  DECEMBER 31,
                                         ---------------------------
                                              1994          1993
                                         ------------   ------------

Current assets                           $  5,273,000   $  7,020,000
                                         ============   ============

Noncurrent assets                        $ 58,648,000   $ 64,450,000
                                         ============   ============

Current liabilities                      $  7,430,000   $  7,722,000
                                         ============   ============

Noncurrent liabilities                   $ 77,217,000   $ 93,509,000
                                         ============   ============


   The net income in 1992 results from an extraordinary gain recognized by an unconsolidated affiliate in connection with its restructuring of certain obligations. Income and losses of PHC's unconsolidated affiliates have not been reflected in the accompanying consolidated statements of operations for the years ended December 31, 1994, 1993 or 1992 as PHC's investments in such affiliates have previously been eliminated through the recognition of prior years' losses.

   At December 31, 1994, PHC had an ongoing commitment to fund its proportionate share of operating cash deficits with respect to its 50% ownership interest in the Sheraton Plaza located in Orlando, Florida; PHC was not required to make any such payments during 1994 and paid $200,000 and $400,000 during 1993 and 1992, respectively. PHC also agreed to contribute up to $3,900,000 (including approximately $1,000,000 during 1995) as an additional investment in the Sheraton Plaza hotel partnership to refurbish the hotel facility. PHC contributed $660,000 and $125,000 during 1994 and 1993, respectively, toward such commitment. Such contributions are in recognition of PHC's partner

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES having agreed to make $5,000,000 in principal reductions on the underlying mortgage note on the facility; $3,500,000 of principal reductions were made during 1994.

   PHC earns management and project fees from unconsolidated affiliates for the management and project supervision of certain hotel facilities. During the years ended December 31, 1994, 1993 and 1992, such fees amounted to $977,000, $930,000 and $995,000, respectively.

(10)  LITIGATION

   Atlantic City Casino/Hotel Site

   Certain subsidiaries of PHC have been engaged in litigation arising out of an agreement entered into with a subsidiary of Penthouse International, Ltd. ("Penthouse") by a subsidiary of PHC to acquire and complete a casino/hotel site in Atlantic City, New Jersey and the purchase on March 19, 1989, by Donald J. Trump ("Trump") of the site from the Penthouse subsidiary.

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

   A bifurcated trial on liability issues in the litigation has been completed. On March 25, 1993, the Court rejected the claims pressed by PHC and held in favor of some of Penthouse's claims. However, the Court refused to pierce the corporate veil so as to permit any recovery against PHC, or its subsidiary which owns the Sands. The PHC subsidiaries which pressed these claims and which may be adversely affected by the Court's ruling are the special purpose subsidiaries which were formed to acquire, develop and operate the proposed casino/hotel project and ancillary parking facilities.

   Because the Court's action only affects two separate subsidiaries of PHC, there are no adverse effects to the operations of, or will there be damages assessed against, PHC under the Court's ruling. However, as a result of the Court ruling, certain assets which had been capitalized in connection with the attempted acquisition of the casino/hotel site amounting to $13,086,000 were written off during 1992.

   In January 1991, the PHC subsidiaries began a separate legal proceeding in the United States District Court for the District of New Jersey alleging essentially the same claims against Penthouse and Trump in the various state court actions, and adding claims under the Sherman and Clayton Antitrust Acts not asserted in state court. Penthouse has filed a counterclaim and third-party complaint against the PHC subsidiaries asserting virtually all of the same claims in the state court actions. As a result of the determination reached in the parallel state court proceedings, this action was similarly dismissed; an appeal is pending.

   PHC and its subsidiaries recently concluded a settlement with Penthouse and its subsidiary in which a PHC subsidiary assigned its interest in a partnership to the Penthouse subsidiary. Related claims in a

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES separate action are still pending against PHC subsidiaries by a former partner of Penthouse, but discussions are underway on a settlement on the same basis. The appeal from the state court judgement is pending but only with respect to Trump and Trump Plaza Associates.

   Participation Options

   Hotel Aquarius, B.V. ("HABV"), a corporation organized under the laws of The Netherlands, filed a lawsuit in the United States District Court for the Southern District of New York on June 19, 1992 against a predecessor of HCC, PHC, certain members of the Pratt Family and their affiliates (collectively, the "Pratt Parties") and a subsidiary of PHC. HABV alleged, among other things, that the Pratt Parties breached certain contracts (the "Participation Options") entered into with HABV by failing to afford HABV the opportunity to participate
as an investor in certain Sands projects and in Hollywood - Aurora.   HABV's
lawsuit sought an order requiring that the Pratt Parties perform under the Participation Options, damages and attorneys' fees and a declaratory judgement that the Participation Options remained in full force and effect. PHC and its co-defendants filed counterclaims against HABV for, among other things, fraudulent inducement, breach of contract and declaratory relief that the Participation Options were terminated and of no effect.

   On November 30, 1994, HCC and HABV jointly announced the settlement of this litigation. All parties in the litigation executed full releases in favor of the opposing parties and instructed their respective attorneys to immediately file the necessary papers in court to dismiss the litigation with prejudice. The terms of the settlement agreement are confidential and will not have a material adverse impact upon the consolidated financial position or results of operations of PHC and its subsidiaries.

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

(11)  SUPPLEMENTAL CASH FLOW INFORMATION

   At December 31, 1994, HCC assigned to PHC $6,317,000 principal amount of the Junior Subordinated Notes (see Note 4) together with $1,914,000 of accrued interest thereon in recognition of the utilization by HCC of a portion of PHC's available tax net operating losses to reduce HCC's separate tax liability. The assignment resulted in the recording of $8,231,000 of additional paid-in capital on the accompanying consolidated balance sheet at December 31, 1994.

   During 1994, PHC acquired the underlying indebtedness of the DFW North Holiday Inn subject to third party indebtedness totaling $2,706,000 (see Note
7).

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

   The Hampton Inn located in Duncanville, Texas, a property which had been sold during 1988, was repossessed by PHC during 1990 due to a payment default by the purchaser. The property was reinstated at $3,248,000 (representing the outstanding balance on the note at the date of repossession, net of associated allowances and approximating net realizable value) and was classified in the consolidated financial statements under properties held for disposition. The property was sold in December 1992; in connection with the sale, the purchaser assumed $2,700,000 of the underlying mortgage in addition to the payment of cash in exchange for substantially all of the hotel's assets.

(12) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   Cash and cash equivalents

   The carrying amounts approximate fair value because of the short maturity of these instruments.

   Obligatory investments

   The carrying amount of obligatory investments approximates its fair value as a result of an allowance reflecting the below market interest rate associated with such investments.

   Notes receivable

   The fair value of notes receivable is estimated based on the discounting of net cash flows at current market rates for notes of similar remaining maturities and collateral.

   Interest payable

   The carrying amount of interest payable approximates fair value because of the short maturity of the obligation.

    Long-term debt

    The fair value of PHC's long-term debt is estimated based on either the quoted market prices of the issue or on the discounted cash flow of future payments utilizing current rates available to PHC for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

    The estimated carrying amounts and fair values of PHC's financial instruments are as follows:

                                     DECEMBER 31, 1994           DECEMBER 31, 1993
                                 --------------------------  --------------------------
                                   CARRYING                    CARRYING
                                    AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                 ------------  ------------  ------------  ------------
Financial Assets
 Cash and cash equivalents       $ 29,302,000  $ 29,302,000  $ 15,466,000  $ 15,466,000
 Notes receivable                   9,325,000     9,325,000     7,860,000     8,084,000
 Obligatory investments             4,027,000     4,027,000     4,497,000     4,497,000

Financial Liabilities
 Interest payable                $ 11,385,000  $ 11,385,000  $  6,437,000  $  6,437,000
 Borrowings from affiliates         6,000,000     6,000,000    17,133,000    17,133,000
 10 7/8% First Mortgage Notes     185,000,000   150,775,000             -             -
 11 3/4% First Mortgage Notes               -             -   161,668,000   165,710,000
 11 5/8% PRT Funding Notes         85,000,000    58,650,000             -             -
 15 1/2% PCPI Notes                         -             -    97,143,000   102,000,000
 14 7/8% PPI Funding Notes         45,877,000    45,877,000             -             -
 14 5/8% Junior Subordinated
  Notes                             8,683,000     8,683,000             -             -
 Series Notes                               -             -    21,000,000    21,000,000
 Second lien wrap-around
  mortgage note                             -             -     6,663,000     6,761,000
 Other                              3,840,000     3,670,000     1,693,000     1,693,000


                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

(13) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                               QUARTER
                         -----------------------------------------------------
                            FIRST         SECOND        THIRD        FOURTH
                         ------------  ------------  -----------  ------------

YEAR ENDED
  DECEMBER 31, 1994 -

Net revenues             $62,672,000   $70,368,000   $90,374,000  $71,976,000
                         ===========   ===========   ===========  ===========

Net (loss) income        $(4,609,000)  $(3,060,000)  $ 7,881,000  $(4,708,000)
                         ===========   ===========   ===========  ===========

Net (loss) income per
 common share            $      (.89)        $(.59)        $1.52        $(.91)
                         ===========   ===========   ===========  ===========


                                                 QUARTER
                         ------------------------------------------------------
                            FIRST         SECOND        THIRD        FOURTH
                         ------------  ------------  -----------  -------------
YEAR ENDED
  DECEMBER 31, 1993 -

Net revenues             $60,893,000   $69,523,000   $80,098,000  $ 66,224,000
                         ===========   ===========   ===========  ============

Net (loss) income        $(4,557,000)  $(3,229,000)  $ 1,459,000  $(19,795,000)
                         ===========   ===========   ===========  ============

Net (loss) income per
  common share           $      (.89)  $      (.62)  $       .28  $      (3.83)
                         ===========   ===========   ===========  ============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   PHC had no disagreements with its independent accountants to report under this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information called for by this item is incorporated herein by reference from PHC's definitive proxy statement relating to its Annual Meeting of Shareholders to be held on May 24, 1995 (the "Definitive Proxy Statement"), filed with the Securities and Exchange Commission under the captions "Election of Directors" and "Management."

ITEM 11.  EXECUTIVE COMPENSATION

   The information called for by this item is incorporated herein by reference from PHC's Definitive Proxy Statement, under the caption "Remuneration of Directors and Executive Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information called for by this item is incorporated herein by reference from PHC's Definitive Proxy Statement, under the caption "Voting Rights and Principal Stockholders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information called for by this item is incorporated herein by reference from PHC's Definitive Proxy Statement, under the caption "Transactions with Management."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

   1.  FINANCIAL STATEMENTS

      The financial statements filed as part of this report are listed on the Index to Financial Statements on page 28.

   2.  FINANCIAL STATEMENT SCHEDULES

   --  Report of Independent Public Accountants
   -- Schedule I; Condensed Financial Information of Registrant, Pratt Hotel Corporation (Parent Company):
       --  Balance Sheets
       --  Statements of Operations
       --  Statements of Cash Flows
       --  Notes to Parent Company Financial Statements
   --  Schedule II; Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.  EXHIBITS


   @3.1         -   Certificate of Incorporation of PHC as amended.  (Exhibit 3.1)
   @3.2         -   Amended Bylaws of PHC.  (Exhibit 3.2)
  ++9.1         -   Voting Trust Agreement dated as of May 31, 1990 by and
                    between Crystal A. Pratt and Jack E. Pratt.
                    (Exhibit 9.1)
  ++9.2         -   Voting Interest Trust Agreement dated as of November 9,
                    1987 between the partners of J.E. Pratt Co. I
                    and William D. Pratt.  (Exhibit 9.2)
  +10.1         -   Management Services Agreement dated August 19, 1987,
                    between Pratt Hotel Management, Inc. ("PHMI")
                    and GBH&C.  (Exhibit 10.1)
  +10.2         -   Overhead Allocation Agreement, effective as of January 1,
                    1988, between PHC and PHMI.  (Exhibit 10.2)
  +10.3         -   Amended License Agreement by and between Hughes
                    Properties, Inc. and PHC dated May 19, 1987.
                    (Exhibit 10.3)
  +10.4         -   Form of Indenture among PCPI Funding Corp., Pratt Casino
                    Properties and PHC and First Interstate Bank of
                    Dallas as Trustee (including form of
                    Security).  (Exhibit 10.4)
  +10.5         -   First Supplemental Indenture, dated as of February 27,
                    1989, among PCPI Funding Corp., First Interstate Bank of Texas,
                    N.A., PHC and Pratt Casino Properties.  (Exhibit 10.11)
  *10.6         -   Amendment and Restatement of Joint Venture Agreement
                    dated August 1, 1984, between PHC and DeBartolo Hotel
                    Associates.  (Exhibit 10.13)
  *10.7         -   Second Amendment of Joint Venture Agreement of
                    Pratt/DeBartolo Associates of Orlando dated June 30, 1985
                    between PHC and DeBartolo Hotel Associates.  (Exhibit 10.14)
  +10.8         -   Joint Operating Agreement dated as of May 31, 1992
                    between Metroplex Hotel Limited and PHC.  (Exhibit
                    10.14)
  +10.9         -   Management Agreement between Pratt/DeBartolo Associates
                    of Orlando and PHC dated May 20, 1983, as amended.
                    (Exhibit 10.15)
  +10.10        -   Management Agreement by and between Southmark San Juan,
                    Inc., owner, and SJPR Inc., operator, dated September
                    15, 1987, as amended.  (Exhibit 10.16)
  +10.11        -   Tax Allocation Agreement by and among PHC, PPI
                    Corporation, Greate Bay Hotel Corporation, Pratt Casino
                    Properties, Pacsa No. 2, Inc., Pacsa No. 3, Inc., Pratt Hotel
                    Funding, Inc. and Greate Bay Property Funding Corp., effective as of January 1, 1987.  (Exhibit 10.17)
  +10.12        -   Tax Allocation Agreement by and among Pratt Casino
                    Properties, BPHC Acquisition, Inc., PHMI, Greate Bay Casino
                    Corporation, PCPI Funding Corp. and GBHC effective as of January
                    1, 1987.  (Exhibit 10.18)
  +10.13       -   Indemnification Agreement dated as of December 17, 1987,
                    by and between PHC and the Pratt Brothers.
 @@10.14       -   Employment Agreement dated September 21, 1989, between
                    PHC and Jack E. Pratt, as amended. (Exhibit 10.14)
 @@10.15       -   Employment Agreement dated September 21, 1989, between
                    PHC and Edward T. Pratt, Jr, as amended.  (Exhibit
                    10.15)


  @@10.16       -   Employment Agreement dated September 21 1989, between PHC
                    and William D. Pratt, as amended.  (Exhibit 10.16)
 +++10.17       -   Employment Agreement as amended, dated May 14, 1992,
                    between PHC and William P. Weidner.  (Exhibit 10.28)
 +++10.18       -   Employment Agreement dated May 31, 1992, between GBHC
                    and Bradley H. Stone.  (Exhibit 10.29)
 +++10.19       -   Employment Agreement dated May 31, 1992, between
                    GBHC and Lawrence C. Cole.  (Exhibit 10.30)
                -   Management Services Agreement dated as of June 21, 1991,
                    between HCA and GBCC (the "Management Services
                    Agreement").  (Exhibit 10.34)
   *10.21       -   First Amendment to the Management Services Agreement
                    dated as of May 14, 1992.  (Exhibit 10.35)
   *10.22       -   Tax Sharing Agreement dated May 13, 1992, by and among
                    HCC, HCA and PHC.  (Exhibit 10.36)
   *10.23       -   Administrative Services Agreement dated as of May 14,
                    1992, between HCC and PHC.  (Exhibit 10.41)
   *10.24       -   Technical Services Agreement dated February 21, 1992,
                    between HCA and PHC (the "Technical Services
                    Agreement").  (Exhibit 10.42)
   *10.25       -   First Amendment to the Technical Services Agreement dated
                    May 14, 1992.  (Exhibit 10.43)
  **10.26       -   Indenture dated as of February 15, 1994 between GB
                    Property Funding Corp. as Issuer, GB Holdings, Inc. and GBHC as
                    Guarantors, and Shawmut Bank Connecticut, N.A. as Trustee.
                    (Exhibit 10.50)
   **10.27      -   Mortgage, Fixture Filing and Security Agreement dated
                    February 17, 1994, by GBHC in favor of Shawmut Bank Connecticut,
                    National Association, as Mortgagee.  (Exhibit 10.51)
   **10.28      -   Security Agreement dated February 17, 1994 made by GB
                    Property Funding Corp., GBHC, GB Holdings, Inc., Advanced Casino
                    Systems International, Inc. Computerized Management Systems
                    International, Inc. and any Additional Collateral Grantor to
                    Shawmut Bank Connecticut, National Association, as Trustee.
                    (Exhibit 10.52)
   **10.29      -   Collateral Assignment of Leases dated as of
                    February 17, 1994, by GBHC, in favor of Shawmut Bank
                    Connecticut, National Association, as Assignee.
                    (Exhibit 10.53)
   **10.30      -   Indenture dated as of February 15, 1994 between
                    PRT Funding Corp. as Issuer, Pratt Casino Corporation
                    as Guarantor and Shawmut Bank, N.A. as Trustee.
                    (Exhibit 10.54)
   **10.31      -   Agreement of Limited Partnership of Pratt
                    Management, L.P.  (Exhibit 10.55)
  ***10.32      -   Consulting Agreement dated as of January 1, 1994
                    between PCC, as the Consultant, and HWCC -
                    Tunica, Inc.
  ***10.33      -   Computer Services Agreement dated as of January
                    1, 1994 between Summit Tunica Partnership and
                    Advanced Casino Systems Corporation.
      21.1      -   Subsidiaries of PHC.
      23.1      -   Consent of Arthur Andersen LLP
      27.1      -   Financial Data Schedule

    @ Incorporated by reference from the exhibit shown in parenthesis to PHC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

   @@ Incorporated by reference from the exhibit shown in parenthesis to Hollywood Casino Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

    + Incorporated by reference from the exhibit shown in parenthesis to Form S-
       1 Registration Statement (Registration No. 33-58732) for Hollywood Casino Corporation as filed with the SEC on May 27, 1993.

   ++ Incorporated by reference from the exhibit shown in parenthesis filed in PHC's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

  +++ Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Registration Statement on Form S-1 (Registration No. 33-48887) as filed with the SEC on September 10, 1992.

    * Incorporated by reference from the exhibit shown in parenthesis to that Registration Statement on Form 10 filed with the SEC on May 28, 1992 by PRT Corporation (now known as HCC).

   ** Incorporated by reference from the exhibit shown in parenthesis to Form S-
      1 Registration Statement (Registration No. 33-77502) for Hollywood Casino Corporation as filed with the SEC on April 8, 1994.

  *** Incorporated by reference from the exhibit shown in parenthesis to Form S-
      1 Registration Statement (Registration No. 33-82182) for HWCC- Tunica, Inc. as filed with the SEC on September 29, 1994.

(B)   REPORTS ON FORM 8-K.

   PHC filed a Current Report on Form 8-K on November 30, 1994 with respect to the settlement of litigation.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 23, 1995.

                                         PRATT HOTEL CORPORATION

                                        /s/ Jack E. Pratt
                                By:______________________________________
                                   Jack E. Pratt
                                   Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:



              SIGNATURE                  TITLE                DATE
       -----------------------  -----------------------  --------------

/s/         Jack E. Pratt       Chairman of the Board,   March 23, 1995
------------------------------  Chief Executive          --------------
            Jack E. Pratt       Officer and Director


/s/     Edward T. Pratt, Jr.    Vice Chairman of the     March 23, 1995
------------------------------  Board, Treasurer and     --------------
        Edward T. Pratt, Jr.    Director


/s/      William P. Weidner     President and Chief      March 23, 1995
------------------------------  Operating Officer        --------------
         William P. Weidner     and Director


/s/       William D. Pratt      Executive Vice           March 23, 1995
------------------------------  President, General       --------------
          William D. Pratt      Counsel, Secretary
                                and Director


/s/        Albert J. Cohen      Executive Vice           March 23, 1995
------------------------------  President and Principal  --------------
           Albert J. Cohen      Financial Officer


                                Director
------------------------------                           --------------
      Bernard A. Capaldi, Jr.

/s/       James A. Colquitt     Director                 March 23, 1995
------------------------------                           --------------
          James A. Colquitt

/s/        Edward D. Muir       Director                 March 23, 1995
------------------------------                           --------------
           Edward D. Muir

/s/         John C. Hull        Corporate Controller     March 23, 1995
------------------------------                           --------------
            John C. Hull

                    INDEX TO FINANCIAL STATEMENT SCHEDULES



PRATT HOTEL CORPORATION AND SUBSIDIARIES

     --  Report of Independent Public Accountants

     --  Schedule I; Condensed Financial Information of Registrant:
          --  Balance Sheets
          --  Statements of Operations
          --  Statements of Cash Flows
          --  Notes to Parent Company Financial Statements

     --  Schedule II; Valuation and Qualifying Accounts

               (LETTERHEAD OF ARTHUR ANDERSEN LLP APPEARS HERE)


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Pratt Hotel Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements, of Pratt Hotel Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated February 17, 1995. Our report on the financial statements discloses that effective January 1, 1993 the Company changed its method of accounting for income taxes. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statement schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                 ARTHUR ANDERSEN LLP



Roseland, New Jersey
February 17, 1995

                                                            SCHEDULE I
                                                            PAGE 1

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    PRATT HOTEL CORPORATION (PARENT COMPANY)

                                 BALANCE SHEETS
                                     ASSETS

                                                     DECEMBER 31,
                                                -----------------------
                                                   1994             1993
                                              -------------   -------------
Cash and cash equivalents                     $   1,023,000   $     244,000
Accounts receivable                                 108,000          77,000
Due from affiliates                                 561,000               -
Other current assets                                 13,000          22,000
                                              -------------   -------------

 Total current assets                             1,705,000         343,000
                                              -------------   -------------

Notes receivable                                  9,325,000       7,860,000
Due from affiliate                                8,231,000               -
Other assets                                         87,000       1,079,000
                                              -------------   -------------

                                              $  19,348,000   $   9,282,000
                                              =============   =============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current maturities of long-term debt          $     328,000   $   6,803,000
Accounts payable and accrued liabilities            683,000         595,000
Due to affiliates                                 5,935,000      10,356,000
                                              -------------   -------------

 Total current liabilities                        6,946,000      17,754,000
                                              -------------   -------------

Long-term debt                                   36,809,000      45,430,000
                                              -------------   -------------

Other noncurrent liabilities                     17,891,000      16,578,000
                                              -------------   -------------

Due to affiliates                                10,839,000      37,086,000
                                              -------------   -------------

Investment in and advances to affiliates         80,936,000      30,269,000
                                              -------------   -------------

Shareholders' deficit:
 Common stock, $.10 par value per share,
  authorized 10,000,000 shares, issued and
  outstanding 5,186,627 and 5,175,977
  shares, respectively                              519,000         518,000
 Additional paid-in capital                      23,838,000      15,581,000
 Accumulated deficit                           (158,430,000)   (153,934,000)
                                              -------------   -------------

                                               (134,073,000)   (137,835,000)
                                              -------------   -------------

                                              $  19,348,000   $   9,282,000
                                              =============   =============

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                            SCHEDULE I
                                                            PAGE 2

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    PRATT HOTEL CORPORATION (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                                             YEAR ENDED DECEMBER 31,
                                    ------------------------------------------
                                        1994          1993           1992
                                    ------------  -------------  -------------
REVENUES
Overhead allocation fees            $   600,000   $          -   $    929,000
Other                                   424,000              -         56,000
                                    -----------   ------------   ------------
                                      1,024,000              -        985,000
                                    -----------   ------------   ------------

EXPENSES
General and administrative
 expense                                300,000        228,000        523,000
Losses of properties held for
 disposition                                  -              -        295,000
                                    -----------   ------------   ------------
                                        300,000        228,000        818,000
                                    -----------   ------------   ------------

 Income (loss) from operations          724,000       (228,000)       167,000
                                    -----------   ------------   ------------

Non-operating income (expense):
 Interest income                      1,786,000      1,288,000      1,787,000
 Interest expense                    (7,584,000)    (8,627,000)    (8,760,000)
                                    -----------   ------------   ------------
  Total non-operating expense,
   net                               (5,798,000)    (7,339,000)    (6,973,000)
                                    -----------   ------------   ------------
Loss before income tax provision
 and other item                      (5,074,000)    (7,567,000)    (6,806,000)
Income tax provision                 (1,080,000)      (754,000)      (642,000)
                                    -----------   ------------   ------------
 Loss before other item              (6,154,000)    (8,321,000)    (7,448,000)
Equity in earnings (losses) of
 consolidated subsidiaries            1,658,000    (17,801,000)   (24,942,000)
                                    -----------   ------------   ------------
Net loss                            $(4,496,000)  $(26,122,000)  $(32,390,000)
                                    ===========   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                            SCHEDULE I
                                                            PAGE 3

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    PRATT HOTEL CORPORATION (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                  1994           1993           1992
                                                              -------------  -------------  -------------

OPERATING ACTIVITIES:
 Net loss                                                     $ (4,496,000)  $(26,122,000)  $(32,390,000)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Equity in (earnings) losses of consolidated subsidiaries      (1,658,000)    17,801,000     24,942,000
  Dividends received from consolidated subsidiaries             49,095,000              -              -
  Net change in accounts payable and accrued liabilities           142,000       (374,000)    12,394,000
  Net change in other current assets and liabilities               448,000      1,046,000        187,000
  Net change in other noncurrent assets and liabilities        (31,389,000)     3,761,000     (4,361,000)
                                                              ------------   ------------   ------------
   Net cash provided by (used in) operating activities          12,142,000     (3,888,000)       772,000
                                                              ------------   ------------   ------------
INVESTING ACTIVITIES:
 Collections on notes receivable                                 7,614,000              -              -
 Proceeds from disposition of assets                                     -              -        312,000
 Purchase of mortgage note                                      (5,750,000)    (1,000,000)             -
 Investments in and advances to unconsolidated affiliates         (660,000)      (325,000)      (400,000)
 Net (advances to) repayments from consolidated affiliates        (152,000)     6,117,000        142,000
                                                              ------------   ------------   ------------
 Net cash provided by investing activities                       1,052,000      4,792,000         54,000
                                                              ------------   ------------   ------------
FINANCING ACTIVITIES:
 Net borrowings from affiliates                                  5,360,000      3,050,000      1,000,000
 Repayments of long-term debt                                  (17,802,000)    (4,244,000)    (2,273,000)
 Issuance of common stock                                           27,000         83,000        375,000
                                                              ------------   ------------   ------------
  Net cash used in financing activities                        (12,415,000)    (1,111,000)      (898,000)
                                                              ------------   ------------   ------------
  Net increase (decrease) in cash and cash equivalents             779,000       (207,000)       (72,000)
   Cash and cash equivalents at beginning of year                  244,000        451,000        523,000
                                                              ------------   ------------   ------------
   Cash and cash equivalents at end of year                   $  1,023,000   $    244,000   $    451,000
                                                              ============   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                            SCHEDULE I
                                                            PAGE 4

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                    PRATT HOTEL CORPORATION (PARENT COMPANY)

                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS


(1) Scheduled payments of long-term debt of the registrant as of December 31, 1994 are set forth below:

            1995          $   328,000
            1996              358,000
            1997              391,000
            1998           35,109,000
            1999              466,000
            Thereafter        485,000
                          -----------
                          $37,137,000
                          ===========

(2) Certain reclassifications have been made to the prior years' condensed financial information of the Registrant to conform such information to the 1994 presentation.





          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                   SCHEDULE II

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                               AMOUNTS
                                 BALANCE AT   CHARGED TO                      BALANCE
                                  BEGINNING   COSTS AND                       AT END
                                  OF PERIOD    EXPENSES      DEDUCTIONS      OF PERIOD
                                 -----------  ----------  ----------------  -----------
DESCRIPTION
-----------
YEAR ENDED DECEMBER 31, 1994:
 Allowance for doubtful
  accounts receivable            $14,814,000  $3,283,000  $(2,800,000)(1)   $15,297,000
 Allowance for obligatory
  investments                      3,065,000     617,000   (1,224,000)(2)     2,458,000
                                 -----------  ----------  -----------       -----------
                                 $17,879,000  $3,900,000  $(4,024,000)      $17,755,000
                                 ===========  ==========  ============      ===========

YEAR ENDED DECEMBER 31, 1993:
 Allowance for doubtful
  accounts receivable            $13,746,000  $3,603,000  $(2,535,000)(1)   $14,814,000
 Allowance for obligatory
  investments                      5,420,000     340,000   (2,695,000)(2)     3,065,000
                                 -----------  ----------  ------------      -----------
                                 $19,166,000  $3,943,000  $(5,230,000)     $17,879,000
                                 ===========  ==========  ============      ===========

YEAR ENDED DECEMBER 31, 1992:
 Allowance for doubtful
  accounts receivable            $18,196,000  $3,013,000  $(7,463,000)(1)   $13,746,000
 Allowance for obligatory
  investments                      4,802,000     618,000            -         5,420,000
                                 -----------  ----------  ------------      -----------
                                 $22,998,000  $3,631,000  $(7,463,000)      $19,166,000
                                 ===========  ==========  ===========       ===========

----------------
(1)  Represents net write-offs of uncollectible accounts.

(2) Represents write-offs of obligatory investments in connection with the contribution of certain obligatory investments to the Casino Reinvestment Development Authority.



          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                               INDEX TO EXHIBITS

                                                                                                  SEQUENTIALLY
   EXHIBIT                                                                                          NUMBERED
   NUMBER                                                                                            PAGE
   -------                                                                                        ------------
   @3.1         -   Certificate of Incorporation of PHC as amended.  (Exhibit 3.1)
   @3.2         -   Amended Bylaws of PHC.  (Exhibit 3.2)
  ++9.1         -   Voting Trust Agreement dated as of May 31, 1990 by and
                    between Crystal A. Pratt and Jack E. Pratt.
                    (Exhibit 9.1)
  ++9.2         -   Voting Interest Trust Agreement dated as of November 9,
                    1987 between the partners of J.E. Pratt Co. I
                    and William D. Pratt.  (Exhibit 9.2)
  +10.1         -   Management Services Agreement dated August 19, 1987,
                    between Pratt Hotel Management, Inc. ("PHMI")
                    and GBH&C.  (Exhibit 10.1)
  +10.2         -   Overhead Allocation Agreement, effective as of January 1,
                    1988, between PHC and PHMI.  (Exhibit 10.2)
  +10.3         -   Amended License Agreement by and between Hughes
                    Properties, Inc. and PHC dated May 19, 1987.
                    (Exhibit 10.3)
  +10.4         -   Form of Indenture among PCPI Funding Corp., Pratt Casino
                    Properties and PHC and First Interstate Bank of
                    Dallas as Trustee (including form of
                    Security).  (Exhibit 10.4)
  +10.5         -   First Supplemental Indenture, dated as of February 27,
                    1989, among PCPI Funding Corp., First Interstate Bank of Texas,
                    N.A., PHC and Pratt Casino Properties.  (Exhibit 10.11)
  *10.6         -   Amendment and Restatement of Joint Venture Agreement
                    dated August 1, 1984, between PHC and DeBartolo Hotel
                    Associates.  (Exhibit 10.13)
  *10.7         -   Second Amendment of Joint Venture Agreement of
                    Pratt/DeBartolo Associates of Orlando dated June 30, 1985
                    between PHC and DeBartolo Hotel Associates.  (Exhibit 10.14)
  +10.8         -   Joint Operating Agreement dated as of May 31, 1992
                    between Metroplex Hotel Limited and PHC.  (Exhibit
                    10.14)
  +10.9         -   Management Agreement between Pratt/DeBartolo Associates
                    of Orlando and PHC dated May 20, 1983, as amended.
                    (Exhibit 10.15)
  +10.10        -   Management Agreement by and between Southmark San Juan,
                    Inc., owner, and SJPR Inc., operator, dated September
                    15, 1987, as amended.  (Exhibit 10.16)
  +10.11        -   Tax Allocation Agreement by and among PHC, PPI
                    Corporation, Greate Bay Hotel Corporation, Pratt Casino
                    Properties, Pacsa No. 2, Inc., Pacsa No. 3, Inc., Pratt Hotel
                    Funding, Inc. and Greate Bay Property Funding Corp., effective as of January 1, 1987.  (Exhibit 10.17)

                                                                                                  SEQUENTIALLY
   EXHIBIT                                                                                          NUMBERED
   NUMBER                                                                                            PAGE
   -------                                                                                        ------------

   +10.12       -   Tax Allocation Agreement by and among Pratt Casino
                    Properties, BPHC Acquisition, Inc., PHMI, Greate Bay Casino
                    Corporation, PCPI Funding Corp. and GBHC effective as of January
                    1, 1987.  (Exhibit 10.18)
   +10.13       -   Indemnification Agreement dated as of December 17, 1987,
                    by and between PHC and the Pratt Brothers.
  @@10.14       -   Employment Agreement dated September 21, 1989, between
                    PHC and Jack E. Pratt, as amended. (Exhibit 10.14)
  @@10.15       -   Employment Agreement dated September 21, 1989, between
                    PHC and Edward T. Pratt, Jr, as amended.  (Exhibit
                    10.15)
  @@10.16       -   Employment Agreement dated September 21 1989, between PHC
                    and William D. Pratt, as amended.  (Exhibit 10.16)
 +++10.17       -   Employment Agreement as amended, dated May 14, 1992,
                    between PHC and William P. Weidner.  (Exhibit 10.28)
 +++10.18       -   Employment Agreement dated May 31, 1992, between GBHC
                    and Bradley H. Stone.  (Exhibit 10.29)
 +++10.19       -   Employment Agreement dated May 31, 1992, between
                    GBHC and Lawrence C. Cole.  (Exhibit 10.30)
   *10.19       -   Management Services Agreement dated as of June 21, 1991,
                    between HCA and GBCC (the "Management Services
                    Agreement").  (Exhibit 10.34)
   *10.21       -   First Amendment to the Management Services Agreement
                    dated as of May 14, 1992.  (Exhibit 10.35)
   *10.22       -   Tax Sharing Agreement dated May 13, 1992, by and among
                    HCC, HCA and PHC.  (Exhibit 10.36)
   *10.23       -   Administrative Services Agreement dated as of May 14,
                    1992, between HCC and PHC.  (Exhibit 10.41)
   *10.24       -   Technical Services Agreement dated February 21, 1992,
                    between HCA and PHC (the "Technical Services
                    Agreement").  (Exhibit 10.42)
   *10.25       -   First Amendment to the Technical Services Agreement dated
                    May 14, 1992.  (Exhibit 10.43)
  **10.26       -   Indenture dated as of February 15, 1994 between GB
                    Property Funding Corp. as Issuer, GB Holdings, Inc. and GBHC as
                    Guarantors, and Shawmut Bank Connecticut, N.A. as Trustee.
                    (Exhibit 10.50)
   **10.27      -   Mortgage, Fixture Filing and Security Agreement dated
                    February 17, 1994, by GBHC in favor of Shawmut Bank Connecticut,
                    National Association, as Mortgagee.  (Exhibit 10.51)

                                                                                                  SEQUENTIALLY
   EXHIBIT                                                                                          NUMBERED
   NUMBER                                                                                             PAGE
   -------                                                                                        ------------
   **10.28      -   Security Agreement dated February 17, 1994 made by GB
                    Property Funding Corp., GBHC, GB Holdings, Inc., Advanced Casino
                    Systems International, Inc. Computerized Management Systems
                    International, Inc. and any Additional Collateral Grantor to
                    Shawmut Bank Connecticut, National Association, as Trustee.
                    (Exhibit 10.52)
   **10.29      -   Collateral Assignment of Leases dated as of
                    February 17, 1994, by GBHC, in favor of Shawmut Bank
                    Connecticut, National Association, as Assignee.
                    (Exhibit 10.53)
   **10.30      -   Indenture dated as of February 15, 1994 between
                    PRT Funding Corp. as Issuer, Pratt Casino Corporation
                    as Guarantor and Shawmut Bank, N.A. as Trustee.
                    (Exhibit 10.54)
   **10.31      -   Agreement of Limited Partnership of Pratt
                    Management, L.P.  (Exhibit 10.55)
  ***10.32      -   Consulting Agreement dated as of January 1, 1994
                    between PCC, as the Consultant, and HWCC -
                    Tunica, Inc.
  ***10.33      -   Computer Services Agreement dated as of January
                    1, 1994 between Summit Tunica Partnership and
                    Advanced Casino Systems Corporation.
      21.1      -   Subsidiaries of PHC.
      23.1      -   Consent of Arthur Andersen LLP
      27.1      -   Financial Data Schedule

_______________________

         @ Incorporated by reference from the exhibit shown in parenthesis to PHC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

         @@ Incorporated by reference from the exhibit shown in parenthesis to Hollywood Casino Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

         + Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Statement (Registration No. 33-58732) for Hollywood Casino Corporation as filed with the SEC on May 27, 1993.

         ++ Incorporated by reference from the exhibit shown in parenthesis filed in PHC's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

         +++Incorporated by reference from the exhibit shown in parenthesis filed in HCC's Registration Statement on Form

            S-1 (Registration No. 33-48887) as filed with the SEC on September 10, 1992.

         * Incorporated by reference from the exhibit shown in parenthesis to that Registration Statement on Form 10 filed with the SEC on May 28, 1992 by PRT Corporation (now known as HCC).

         ** Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-77502) for Hollywood Casino Corporation as filed with the SEC on April 8, 1994.

         ***Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-82182) for HWCC
            - Tunica, Inc. as filed with the SEC on September 29, 1994.