Form 10-Q
period 1995-03-31
PRATT HOTEL CORP /DE/
filed 1995-05-15
CIK 30117

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM-10Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the transition period from               to
Commission file number   1-6339

                            PRATT HOTEL CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 DELAWARE                                       75-1295630
- -------------------------------------------                 --------------------
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

       TWO GALLERIA TOWER, SUITE 2200
           13455 NOEL ROAD, LB 48
               DALLAS, TEXAS                                       75240
- -------------------------------------------                 --------------------
  (Address of principal executive offices)                       (Zip Code)

(Registrant's telephone number, including area code)           (214) 386-9777
                                                    ----------------------------

                               (NOT APPLICABLE)
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X         NO______
                                               ------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at May 10, 1995
- ----------------------------------               ---------------------------
   COMMON STOCK, $.10 PAR VALUE                        5,186,627 SHARES

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES


PART I: FINANCIAL INFORMATION

INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   A significant portion of PHC's assets relate to its wholly owned subsidiary, Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September; consequently, the results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

   The consolidated financial statements as of March 31, 1995 and for the three month periods ended March 31, 1995 and 1994 have been prepared by PHC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PHC as of March 31, 1995, and the results of its operations and cash flows for the three month periods ended March 31, 1995 and 1994.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in PHC's 1994 Annual Report on Form 10-K.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                             MARCH 31,      DECEMBER 31,
                                                1995            1994
                                           --------------  --------------
Current Assets:
 Cash and cash equivalents                 $  27,225,000   $  29,302,000
 Accounts receivable, net of allowances
  of $15,710,000 and $15,297,000,
  respectively                                13,194,000      13,982,000
 Inventories                                   4,423,000       4,389,000
 Due from affiliates                           2,270,000       2,990,000
 Deferred income taxes                         3,541,000       3,242,000
 Refundable deposits and other
  current assets                               3,199,000       3,889,000
                                           -------------   -------------

  Total current assets                        53,852,000      57,794,000
                                           -------------   -------------

Property and Equipment:
 Land                                         37,807,000      37,807,000
 Buildings and improvements                  181,849,000     181,849,000
 Operating equipment                          84,981,000      83,373,000
 Construction in progress                      2,067,000         326,000
                                           -------------   -------------

                                             306,704,000     303,355,000
 Less - accumulated depreciation
  and amortization                          (140,547,000)   (136,138,000)
                                           -------------   -------------

  Net property and equipment                 166,157,000     167,217,000
                                           -------------   -------------

Other Assets:
 Obligatory investments                        4,238,000       4,027,000
 Deferred financing costs                      9,526,000       9,811,000
 Notes receivable                              9,291,000       9,325,000
 Other assets                                  2,457,000       2,570,000
                                           -------------   -------------

  Total other assets                          25,512,000      25,733,000
                                           -------------   -------------

                                           $ 245,521,000   $ 250,744,000
                                           =============   =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                MARCH 31,      DECEMBER 31,
                                                  1995            1994
                                             --------------  --------------
Current Liabilities:
 Borrowings from affiliate                   $     250,000   $     250,000
 Current maturities of long-term debt              521,000         511,000
 Accounts payable                                7,028,000       8,584,000
 Accrued liabilities -
  Salaries and wages                             3,762,000       4,065,000
  Interest                                       9,351,000      11,385,000
  Other                                         10,639,000       9,592,000
 Other current liabilities                       3,015,000       3,645,000
                                             -------------   -------------

  Total current liabilities                     34,566,000      38,032,000
                                             -------------   -------------

Long-Term Debt                                 329,446,000     327,889,000
                                             -------------   -------------

Other Noncurrent Liabilities                    12,822,000      13,146,000
                                             -------------   -------------

Due to Affiliate                                 5,750,000       5,750,000
                                             -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding          519,000         519,000
 Additional paid-in capital                     23,838,000      23,838,000
 Accumulated deficit                          (161,420,000)   (158,430,000)
                                             -------------   -------------

  Total shareholders' deficit                 (137,063,000)   (134,073,000)
                                             -------------   -------------

                                             $ 245,521,000   $ 250,744,000
                                             =============   =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                             -------------------------
                                                 1995         1994
                                             ------------  -----------
Revenues:
 Casino                                      $63,876,000   $54,136,000
 Rooms                                         3,390,000     3,208,000
 Food and beverage                             7,868,000     6,527,000
 Other                                         4,217,000     4,247,000
                                             -----------   -----------

                                              79,351,000    68,118,000
 Less - Promotional allowances                (6,130,000)   (5,446,000)
                                             -----------   -----------

  Net revenues                                73,221,000    62,672,000
                                             -----------   -----------

Expenses:
 Casino                                       49,738,000    42,058,000
 Rooms                                         1,084,000       965,000
 Food and beverage                             2,590,000     2,938,000
 Other                                         1,211,000       986,000
 General and administrative                    7,468,000     6,682,000
 Depreciation and amortization                 5,129,000     4,414,000
                                             -----------   -----------

  Total expenses                              67,220,000    58,043,000
                                             -----------   -----------

   Income from operations                      6,001,000     4,629,000
                                             -----------   -----------

Non-operating income (expense):
 Interest income                                 551,000       443,000
 Interest expense                             (9,616,000)   (9,854,000)
                                             -----------   -----------

  Total non-operating expense, net            (9,065,000)   (9,411,000)
                                             -----------   -----------

Loss before income taxes                      (3,064,000)   (4,782,000)
 Income tax benefit                               74,000       173,000
                                             -----------   -----------

Net loss                                     $(2,990,000)  $(4,609,000)
                                             ===========   ===========

Net loss per common share                    $      (.58)  $      (.89)
                                             ===========   ===========

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           ----------------------------
                                                               1995           1994
                                                           ------------  --------------
OPERATING ACTIVITIES:
 Net loss                                                  $(2,990,000)  $  (4,609,000)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization, including
   accretion of debt discount                                6,821,000       5,146,000
  Provision for doubtful accounts                              805,000         644,000
  Deferred income taxes                                       (127,000)        251,000
  Decrease (increase) in receivables                           703,000      (1,890,000)
  Decrease in accounts payable and accrued expenses         (2,792,000)     (8,226,000)
  Net change in other current assets and liabilities            22,000      (1,360,000)
  Net change in other noncurrent assets and liabilities        132,000        (455,000)
                                                           -----------   -------------

   Net cash provided by (used in) operating activities       2,574,000     (10,499,000)
                                                           -----------   -------------

INVESTING ACTIVITIES:
 Net property and equipment additions                       (3,349,000)     (3,384,000)
 Collections on notes receivable                                25,000           7,000
 Obligatory investments                                       (652,000)        (55,000)
 Purchase of mortgage note                                           -      (5,750,000)
 Investments in and advances to unconsolidated
  affiliates                                                  (550,000)              -
                                                           -----------   -------------

  Net cash used in investing activities                     (4,526,000)     (9,182,000)
                                                           -----------   -------------

FINANCING ACTIVITIES:
 Repayment of short-term debt                                        -     (21,000,000)
 Net repayments to affiliate                                         -      (7,133,000)
 Deferred financing costs                                            -     (10,465,000)
 Issuance of long-term debt                                          -     285,000,000
 Repayments of long-term debt                                 (125,000)   (220,216,000)
 Issuance of common stock                                            -           2,000
                                                           -----------   -------------

  Net cash (used in) provided by financing activities         (125,000)     26,188,000
                                                           -----------   -------------

  Net (decrease) increase in cash and cash equivalents      (2,077,000)      6,507,000
   Cash and cash equivalents at beginning of period         29,302,000      15,466,000
                                                           -----------   -------------

   Cash and cash equivalents at end of period              $27,225,000   $  21,973,000
                                                           ===========   =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

   Pratt Hotel Corporation, a Delaware corporation, and its subsidiaries ("PHC"), are engaged in the operation or management of casino and hotel properties. PHC's principal assets are the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and management and consulting contracts with gaming facilities located in Aurora, Illinois ("Hollywood - Aurora") and Tunica, Mississippi ("Hollywood - Tunica") (see Note 5). PHC's other operations in the United States and the Caribbean, including various ventures in which PHC has an interest, are managed by PHC or its subsidiaries. Hollywood Casino Corporation ("HCC"), a Delaware corporation which is approximately 53% owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family") owns approximately 80% of the common stock of PHC.

   The consolidated financial statements as of March 31, 1995 and for the three month periods ended March 31, 1995 and 1994 have been prepared by PHC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PHC as of March 31, 1995, and the results of its operations and cash flows for the three month periods ended March 31, 1995 and 1994.

(2)  SHORT-TERM CREDIT FACILITIES AND BORROWINGS FROM AFFILIATES

   During June 1994, a subsidiary of PHC entered into an agreement for a bank line of credit in the amount of $5,000,000. The agreement provides for interest on borrowings at the bank's prime lending rate plus 3/4% per annum. In addition to the maintenance of certain financial ratios, the line of credit agreement contains numerous restrictive covenants, all of which are also covenants under other debt as described in Note 3. The bank line of credit agreement also contains certain cross-default provisions with other outstanding debt of PHC and its subsidiaries. Borrowings under the line of credit are guaranteed to the extent of $2,000,000 by another subsidiary of PHC. There were no borrowings outstanding under the line of credit at March 31, 1995 or December 31, 1994.

   As of March 31, 1995 and December 31, 1994, PHC and its subsidiaries had outstanding affiliate borrowings of $6,000,000 from HCC. Of the amounts borrowed, $1,000,000, which is not due until April 1, 1998, and $4,750,000, which is not due until May 31, 1996 and is secured by a pledge of certain notes receivable acquired by PHC during 1994 (see Note 5), are included in noncurrent due to affiliate in the accompanying consolidated balance sheets at March 31, 1995 and December 31, 1994. The remaining amounts are due on demand, or if no demand is made, on April 1, 1998. Such borrowings from HCC bear interest at the rate of 14% per annum, payable semiannually. Under certain conditions, PHC and its subsidiaries may obtain additional loans from HCC under similar terms.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

   Substantially all of PHC's assets are pledged in connection with PHC's long-term indebtedness. Additionally, the indentures with respect to the February 1994 refinancing of substantially all of PHC's casino-related outstanding debt contain certain cross-default provisions.

                                                        MARCH 31,    DECEMBER 31,
                                                          1995           1994
                                                      -------------  -------------
 10 7/8% first mortgage notes, due 2004 (a)           $185,000,000   $185,000,000
 11 5/8% senior notes, due 2004 (b)                     85,000,000     85,000,000
 14 5/8% junior subordinated notes, due 2005 (c)         8,683,000      8,683,000
 14 7/8% secured promissory note, due 2006, net of
    discount of $63,067,000 and $64,759,000 (d)         47,569,000     45,877,000
 Other                                                   3,715,000      3,840,000
                                                      ------------   ------------

     Total indebtedness                                329,967,000    328,400,000
   Less - current maturities                              (521,000)      (511,000)
                                                      ------------   ------------

     Total long-term debt                             $329,446,000   $327,889,000
                                                      ============   ============

- ----------------------------
(a) On February 17, 1994, a subsidiary of PHC issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes") and collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 will become due on each interest payment date. The 10 7/8% First Mortgage Notes are redeemable at the option of the issuer, in whole or in part, on or after January 15, 1999 at stated redemption prices ranging up to 104.08% of par plus accrued interest.

     The indenture for the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PHC to pay dividends to PHC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture requires the maintenance of certain cash balances and, commencing in 1994, requires that a minimum of $7,000,000 be expended for property and fixture renewals, replacements and betterments at the Sands, subject to increases of five percent per annum thereafter. The indenture also contains certain cross-default provisions with respect to the PRT Funding Notes described in (b) below.

(b) On February 17, 1994, a subsidiary of PHC issued $85,000,000 of unsecured senior notes due April 15, 2004 (the "PRT Funding Notes"). Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PHC to pay dividends to PHC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with respect to the 10 7/8% First Mortgage Notes described in (a) above.

(c) On February 17, 1994, PRT Funding Corp., a subsidiary of PHC, issued $15,000,000 of junior subordinated notes (the "Junior Subordinated Notes") to HCC. At December 31, 1994, $6,317,000 principal amount of the Junior Subordinated Notes together with $1,914,000 of accrued interest were assigned to PHC by HCC in recognition of tax net operating losses of PHC used by HCC (see Note 4). The Junior Subordinated Notes are due in February 2005 and bear interest at the rate of 14 5/8% per annum which, subject to a PHC subsidiary meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes, is payable semiannually commencing August 17, 1994. Because the PHC subsidiary had not met the financial coverage tests, interest was not paid on the August 17, 1994 or February 17, 1995 payment dates (see Note 5).

(d) On February 17, 1994, PPI Funding Corp., a newly formed subsidiary of PHC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38,779,000 principal amount of 15 1/2% unsecured notes held by HCC and issued by PCPI Funding Corp., a subsidiary of PHC (the "PCPI Notes"). The increased principal amount of the new notes includes a call premium on the exchange ($1,745,000) equal to 4 1/2% of the principal amount of PCPI Notes exchanged; such premium was also paid to third party holders of $58,364,000 principal amount of PCPI Notes concurrently redeemed. The PPI Funding Notes are discounted to yield interest at the rate of 14 7/8% per annum and have a face value of $110,636,000. Payment of interest is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of PHC.

     Scheduled payments of long-term debt as of March 31, 1995 are set forth below:

       1995 (9 months)    $    386,000
       1996                    555,000
       1997                  3,467,000
       1998                  5,440,000
       1999                  5,480,000
       Thereafter          377,706,000
                          ------------

        Total             $393,034,000
                          ============

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Interest paid, net of amounts capitalized, amounted to $10,165,000 and $11,454,000, respectively, during the three month periods ended March 31, 1995 and 1994.

(4)    INCOME TAXES

     Components of PHC's income tax benefits consisted of the following:

                                          THREE MONTHS ENDED MARCH 31,
                                         ------------------------------
                                              1995            1994
                                         --------------  --------------
Federal income tax benefit                    $      -       $       -
State income tax benefit (provision):
 Current                                       (53,000)        424,000
 Deferred                                      127,000        (251,000)
                                              --------       ---------
                                              $ 74,000       $ 173,000
                                              ========       =========

   PHC is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and PHC, PHC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCC has compensated PHC for the use by HCC and its subsidiaries (exclusive of PHC and its subsidiaries) of PHC's available tax net operating loss carryforwards ("NOL's"). Such payment was effected at December 31, 1994 through the assignment of $6,317,000 principal amount of Junior Subordinated Notes together with $1,914,000 of accrued interest thereon. PHC paid no state or federal income taxes for the three month periods ended March 31, 1995 or 1994.

   Both federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current annual period and reflect the nondeductibility for income tax purposes of certain items, including certain amortization, travel and entertainment and other expenses.

   Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal and state income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for contributions of and adjustments to the carrying value of certain investment obligations and for vacation and other accruals.

   PHC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $61,000,000 (after reduction for the $23,516,000 used by HCC through 1994), of which approximately $43,000,000 do not begin to expire until the year 2003. Additionally, PHC and its subsidiaries have various tax credits available totaling approximately $4,000,000, most of which expire by the year 2002. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's is more likely than not, a valuation allowance should be recorded. Due to the financial reporting and tax losses of PHC and its subsidiaries through the first quarter of 1995, management was unable to determine that realization

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

of such asset was more likely than not and, thus, has provided valuation allowances for the entire deferred tax asset for all periods presented.

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

   The components of the net deferred tax asset were as follows:

                                       MARCH 31,    DECEMBER 31,
                                         1995           1994
                                     -------------  -------------
Deferred tax assets:
 Net operating loss carryforwards    $ 20,924,000   $ 20,462,000
 Allowance for doubtful accounts        6,506,000      6,330,000
 Investment and jobs tax credits        4,075,000      4,075,000
 Equity losses of unconsolidated
  subsidiaries and joint ventures       3,484,000      3,491,000
 Other liabilities and accruals         2,143,000      1,942,000
 Benefits accrual                       1,540,000      1,514,000
 Other                                  1,005,000        982,000
                                     ------------   ------------

  Total deferred tax assets            39,677,000     38,796,000
                                     ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization         (8,762,000)    (8,897,000)
 Other                                 (1,279,000)      (933,000)
                                     ------------   ------------

  Total deferred tax liabilities      (10,041,000)    (9,830,000)
                                     ------------   ------------

Net deferred tax asset                 29,636,000     28,966,000
Valuation allowance                   (29,636,000)   (28,966,000)
                                     ------------   ------------

                                     $          -   $          -
                                     ============   ============

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

   Receivables and payables in connection with the aforementioned tax allocation agreements were as follows:

                                     MARCH 31,    DECEMBER 31,
                                        1995          1994
                                    ------------  -------------
 Deferred income taxes - current    $ 1,559,000    $ 1,367,000
 Other noncurrent liabilities        (1,559,000)    (1,367,000)

(5)  TRANSACTIONS WITH RELATED PARTIES

   PHC operates the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which is owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. PHC is obligated by the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, PHC purchased such underlying indebtedness with a principal balance of $13,756,000 from third parties at a cost of $6,750,000, with funds borrowed from HCC, and subject to third party indebtedness amounting to $2,706,000. Payments under the hotel operating agreement (net of debt service receipts since the February 1994 note acquisition date) amounted to $134,000 and $277,000, respectively, during the three month periods ended March 31, 1995 and 1994. PHC recorded the note receivable from Metroplex at acquisition cost, which management believes does not exceed the estimated realizable value of the underlying collateral. The note is included in notes receivable on the accompanying consolidated balance sheets. Payments from Metroplex, including interest at the rate of 9 1/2% per annum, are due monthly with the remaining principal balance of $13,533,000 due May 31, 1996.

   A subsidiary of PHC earns, pursuant to a management agreement, a base management fee from an HCC subsidiary equal to 5% of Hollywood - Aurora's operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Such fees totaled approximately $2,629,000 and $2,685,000, respectively, during the three month periods ended March 31, 1995 and 1994. Unpaid fees amounting to $2,022,000 and $2,341,000, respectively, are included in due from affiliates in the accompanying consolidated balance sheets at March 31, 1995 and December 31, 1994.

   Pursuant to a ten-year consulting agreement with the HCC subsidiary which owns and operates Hollywood - Tunica, a subsidiary of PHC receives monthly consulting fees of $100,000. The PHC subsidiary earned total fees of $300,000 during each of the three month periods ended March 31, 1995 and 1994.

   HCC is obligated under the terms of an administrative services agreement to pay PHC $50,000 per month. In addition, PHC and its subsidiaries share certain general and administrative costs with HCC. Net allocated costs and fees charged to HCC by PHC amounted to $64,000 and $69,000, respectively, during the three month periods ended March 31, 1995 and 1994. At March 31, 1995, a payable in the amount of $1,000 in connection with such allocated costs and fees is included in due to affiliates in the

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

accompanying consolidated balance sheet. A receivable for such items in the amount of $77,000 is included in due from affiliates in the accompanying consolidated balance sheet at December 31, 1994.

   Interest expense with respect to borrowings from HCC is set forth below:

                                      THREE MONTHS ENDED MARCH 31,
                                      ----------------------------
                                          1995           1994
                                      -------------  -------------
PPI Funding Notes and PCPI
  Notes held by HCC (Note 3)             $1,692,000     $1,454,000
Junior Subordinated Notes (Note 3)          317,000        268,000
Short-term borrowings (Note 2)              210,000        476,000

   During the three month period ended March 31, 1994, a newly formed PHC subsidiary issued $40,524,000 discounted principal amount of PPI Funding Notes in exchange for the PCPI Notes held by HCC (see Note 3). As a result of this exchange, PHC's cash interest payments were reduced by approximately $6,000,000 per year. Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balance at March 31, 1995 and December 31, 1994.

   Interest accrued on short-term borrowings at March 31, 1995 and December 31, 1994, which amounted to $233,000 and $23,000, respectively, is included in interest payable on the accompanying consolidated balance sheets together with interest on the Junior Subordinated Notes amounting to $317,000 at March 31, 1995. Outstanding interest on the Junior Subordinated Notes at December 31, 1994 was assigned to PHC by HCC in recognition of tax net operating losses of PHC used by HCC (see Note 3).

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

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

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

   PHC and its subsidiaries recently concluded a settlement with Penthouse and its subsidiary in which a PHC subsidiary assigned its interest in a partnership to the Penthouse subsidiary. Related claims in a separate action are still pending against PHC subsidiaries by a former partner of Penthouse, but discussions are underway on a settlement on a "walk away" basis. The appeal from the state court judgement is pending but only with respect to Trump and Trump Plaza Associates.

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

(7)  SUPPLEMENTAL CASH FLOW INFORMATION

   During the first quarter of 1994, PHC acquired the underlying indebtedness of the DFW North Holiday Inn subject to third party indebtedness totaling $2,706,000 (see Note 5).

(8)  RECLASSIFICATIONS

   Certain reclassifications have been made to the 1994 consolidated financial statements to conform to the 1995 consolidated financial statement presentation.

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

    As part of the PHC Recapitalization, PHC also issued $15 million of 14 5/8% junior subordinated notes due in 2005 to HCC; interest on such debt is payable semiannually commencing August 17, 1994, with payment subject to meeting certain financial coverage and other payment restriction tests required by the indenture for the 11 5/8% PRT Funding Notes. Interest was not paid on the August 17, 1994 or February 17, 1995 payment dates (see "Other" below).

    Proceeds from the debt offerings were used, in part, to refinance outstanding mortgage notes on the Sands and other debt maturing in 1994, to repay $58.4 million of publicly held 15 1/2% unsecured notes issued by a subsidiary of PHC (the "PCPI Notes") and to provide additional funding for capital expenditures in connection with an expansion of gaming space at the Sands. The remaining $38.8 million of PCPI Notes, which were held by HCC, were exchanged for $40.5 million discounted principal amount of new notes with deferred interest payments. As a result of this exchange, PHC's cash interest payments have been substantially reduced. Neither HCC nor HCC's other subsidiaries are obligated for the indebtedness of PHC and its subsidiaries.

    GENERAL

    PHC's principal assets and sources of revenues are the Sands and management and consulting contracts with Hollywood - Aurora and Hollywood - Tunica. During the first quarter of 1995, PHC's net cash provided by operating activities amounted to $2.6 million compared with $10.5 million used in operations during the first quarter of 1994. The 1995 first quarter improvement results primarily from the payment during the first quarter of 1994 of transaction costs of approximately $10.5 million in connection with the PHC Recapitalization. PHC utilized its operating cash flow together with existing cash during the first quarter of 1995 to fund capital additions ($3.3 million), make obligatory investments at the Sands ($652,000) and provide funding to an unconsolidated partnership for the refurbishment of a hotel property ($550,000).

    Also during the first quarter of 1995, PHC repaid long-term indebtedness of approximately $125,000. Scheduled maturities of long-term debt during the remainder of 1995 are $386,000.

    A PHC subsidiary earns a base management fee equal to 5% of operating revenues (as defined in the management agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the management agreement) from the operation of Hollywood - Aurora. Combined base and incentive fees earned for the three month periods ended March 31, 1995 and 1994 amounted to $2.6 million and $2.7 million, respectively. The base fee is payable quarterly subject to the approval by the board of directors of HCC. Initial payment of the incentive fee, which was subject to certain cumulative earnings requirements, was made during April 1994 and has been made monthly

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


thereafter. Total fees received during the three month periods ended March 31, 1995 and 1994 amounted to $2.9 million and $1.9 million, respectively.

    During 1994, a subsidiary of PHC entered into a ten-year agreement with Hollywood - Tunica which provides for monthly payments of $100,000 to the PHC subsidiary for consulting services. The agreement also provides for reimbursement of direct costs and expenses incurred.

    THE SANDS

    The Sands' earnings before depreciation, interest, amortization, taxes and intercompany management fees of more than $42 million during each of the last five years have been sufficient to meet its debt service obligations (other than certain maturities of principal that have been refinanced) and to fund a substantial portion of its capital expenditures. The Sands has also utilized short-term borrowings to fund seasonal cash needs and has used long-term borrowings for certain capital projects.

    During June 1994, GBHC entered into an agreement for a $5 million bank line of credit, all of which was available for working capital purposes at March 31, 1995. Management does not anticipate borrowings on this line of credit during the remainder of 1995.

    Capital expenditures at the Sands during the first quarter of 1995 amounted to approximately $3.3 million and management anticipates capital expenditures during the remainder of 1995 will be approximately $9.3 million as the Sands begins its conversion to the Hollywood theme used by affiliated HCC facilities. The entire Hollywood conversion is expected to take 18 to 24 months at a cost in excess of $25 million; such funds are anticipated to be provided by cash flow from operations. Projects currently planned during the remainder of 1995 include completion of the Hollywood Epic Buffet, relocation of the Sands' simulcast and poker facilities and a reconfiguration of its slot machines and continued renovation of hotel rooms and suites.

    The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority ("CRDA"), a governmental agency which administers the statutorily mandated investments and reinvestments made by casino licensees. Deposit requirements for the first quarter of 1995 totaled $652,000 and are anticipated to be approximately $2.5 million during the remainder of 1995.

    OTHER

    In prior years PHC's hotel operations required substantial infusions of operating funds; however, the disposition of all but three of its hotel properties has greatly reduced the cash required to fund hotel operations. In connection with a certain hotel property which PHC operates pursuant to an operating agreement with an affiliate, PHC is obligated to make minimum rental payments equal to the principal and interest payments on the underlying indebtedness attributable to the property. During February 1994, PHC purchased such underlying indebtedness with a principal balance of $13.8 million from third parties at a cost of $6.8 million, with funds borrowed from HCC, and subject to third party indebtedness amounting to $2.7 million.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    PHC has also agreed to contribute up to $3.9 million, approximately $1.3 million of which has been paid as of March 31, 1995 (including $550,000 in the first quarter of 1995), as an additional investment in an unconsolidated hotel partnership to refurbish the hotel facility. Anticipated contributions during the remainder of 1995 toward such commitment are approximately $1 million. Such contributions are in recognition of PHC's partner having agreed to make $5 million in principal reductions on the underlying mortgage note on the facility of which $3.5 million were made during 1994.

    Tax allocation payments and the repayment of intercompany loans from the Sands have historically been the primary source of liquidity for PHC's other operations and activities, including the substantial litigation costs associated with the attempted acquisition of a casino/hotel site in Atlantic City, as well as PHC's debt service obligations; such payments from the Sands to PHC are subject to the prior approval of the New Jersey Casino Control Commission. In addition, certain loan indenture covenants restrict payments to PHC. PHC's other past sources of liquidity and capital resources have been primarily limited to proceeds from asset sales. PHC has substantially reduced its losses from non-casino hotel operations over the past several years through the sale of certain hotel properties and the termination of management contracts on certain managed hotel properties. Additionally, PHC's litigation costs have been substantially eliminated as all material litigation has been resolved. The combination of reduced costs and the introduction of management and consulting fees earned on non-owned gaming facilities have substantially reduced PHC's reliance on intercompany payments as a source of liquidity.

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

RESULTS OF OPERATIONS

    GENERAL

    Management fees earned from Hollywood - Aurora and the recently completed expansion of gaming space at the Sands have enabled PHC to increase its consolidated net revenues to $73.2 million for the three month period ended March 31, 1995 from $62.7 million for the three month period ended March 31, 1994. PHC's income from operations has improved to $6 million during the first quarter of 1995 from $4.6 million during the same period of 1994.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

GAMING OPERATIONS

    The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                    THREE MONTHS ENDED
                                      MARCH 31, 1994
                             -----------------------------------
                                   1995             1994
                             -----------------  ----------------
                             (in thousands, except percentages)
REVENUES:
 Table games                        $ 22,961         $ 22,164
 Slot machines                        39,737           31,128
 Other (1)                             1,178              844
                                    --------         --------

  Total                             $ 63,876         $ 54,136
                                    ========         ========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)                        $142,588         $122,129
                                    ========         ========

 Hold Percentages: (3)
  Sands                                 16.1%            18.1%
  Atlantic City Casino
   Gaming Industry                      15.9%            16.1%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)                      $469,817         $351,975
                                    ========         ========

 Hold Percentage:(3)
  Sands (4)                              8.5%             8.8%

____________________________

(1) Consists of revenues from poker ($841,000 and $610,000, respectively, for the three month periods ended March 31, 1995 and 1994) and simulcast horse racing wagering ($337,000 and $234,000, respectively, for the three month periods ended March 31, 1995 and 1994).

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

    Table games drop increased $20.5 million (16.8%) for the three month period ended March 31, 1995 compared with the same period of 1994. This change compares with an increase of 5.1% in table drop for all other Atlantic City casinos during the same period. Consequently, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) increased to 9% during the first quarter of 1995 from 8.1% during the same period of 1994. The Sands' table game drop increase is largely attributable to the completion in June 1994 of a 25,000 square foot expansion of gaming space, which resulted in both a significant increase in the number of table games, excluding poker, as well as improved accessibility of table games to casino patrons. A number of factors also adversely affected the first quarter of 1994 including the relocation of many blackjack tables to a less accessible temporary gaming space during construction and the severe winter weather during the first quarter, particularly on weekend periods which generally affect the Sands to a greater degree than its competitors since the Sands caters to premium table players who concentrate their visits over weekend periods.

    Slot machine handle increased $117.8 million (33.5%) during the first quarter of 1995 compared with the same period of 1994. The Sands' slot machine handle increase during 1995 also exceeded the increase of 25% in slot machine handle for all other Atlantic City casinos during the same period. The Sands increased its average number of slot machines during the 1995 period by 22% compared to the Atlantic City industry increase of 12.8%. The Sands' 1995 slot handle increase exceeded both its own capacity increase and the average industry handle increase as a result of the expansion of gaming space and the introduction of new slot machines operated at a higher payback percentage, which encourages extended patron play. In addition, marketing efforts implemented in connection with the opening of the expanded Sands facility, particularly coin incentive programs, have been continued into 1995 and have contributed to significant increases in the important mass market segment which the Sands could not effectively compete for previously due to capacity constraints.

REVENUES

    Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, increased by $9.7 million (18%) for the three months ended March 31, 1995 compared with the same period of 1994. The 1995 revenue increases result from the expansion of gaming space and marketing efforts as demonstrated by the aforementioned increases in slot machine and table games gross wagering of 33.5% and 16.8%, respectively. The impact on revenue of such volume increases was partially offset by a decline in the slot machine hold percentage; such a decline is consistent with the competitive trend in Atlantic City towards lower hold percentages. Decreases in the table games hold percentage also reduced the impact of the wagering volume increases.

    Rooms revenues increased $182,000 (5.7%) for the three months ended March 31, 1995 compared with the same period of 1994. The increase reflects increased hotel occupancy at the Sands primarily as

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

a result of a mild winter during 1995 compared to the inclement weather experienced during 1994. Food and beverage revenues increased $1.3 million (20.5%) for the three months ended March 31, 1995 compared with the prior year as a result of the expansion of an existing dining outlet at the Sands and increases in casino patronage. Other revenues did not change significantly during the 1995 first quarter compared to the same period in 1994.

    Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of rooms, food and beverage and other revenues at the Sands, have decreased to 60.8% during the first quarter of 1995 from 63.5% during the corresponding period of 1994. As a result of the Sands' expansion, wagering attributable to the mass market segment (which generally does not require the same level of complimentaries) has increased at a greater rate than overall wagering.

DEPARTMENTAL EXPENSES

    Casino expenses at the Sands increased $7.7 million (18.3%) during the first quarter of 1995 compared with 1994. This increase was primarily due to higher operating costs during the first quarter of 1995 as a result of increased casino patronage at the expanded Sands facility.

    Rooms expense increased $119,000 (12.3%) during the first quarter of 1995 compared with the first quarter of 1994 primarily as the result of the increased operating costs due to higher occupancy rates described above together with increased payroll costs at the Sands. Food and beverage expense decreased $348,000 (11.8%) during the three month period ended March 31, 1995 compared with 1994 as a result of increased food and beverage complimentaries allocated to the Sands' casino department partially offset by increased payroll and operating costs associated with the expansion of gaming space at the Sands and increased operating costs at other hotel facilities. Other expenses increased $225,000 (22.8%) for 1995 compared with 1994 principally because of higher payroll and production costs associated with theater entertainment at the Sands.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased $786,000 (11.8%) during the first quarter of 1995 compared to the same period in 1994 primarily due to increases in payroll and general corporate overhead consistent with the additional management and consulting services being provided by PHC to HCC-owned facilities.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased $715,000 (16.2%) for the quarter ended March 31, 1995 compared to the 1994 first quarter as a result of increases in depreciation attributable to the expansion of gaming space at the Sands offset by reductions in the monthly amortization of deferred financing costs resulting from the PHC Recapitalization.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

INTEREST

    Interest income increased $108,000 (24.4%), during first quarter of 1995 compared to the same period in 1994. This increase was primarily as a result of interest earned on the underlying indebtedness of a noncasino hotel operated by PHC which was purchased during February 1994 (see Note 5 of Notes to Consolidated Financial Statements).

    Interest expense decreased $238,000 (2.4%) during the 1995 first quarter due to the overall reduction in interest rates resulting from the PHC
Recapitalization completed in February 1994.

INCOME TAX PROVISION

    PHC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $61 million (after reduction for approximately $24 million used by HCC through 1994), of which approximately $43 million do not begin to expire until the year 2003. Additionally, PHC and its subsidiaries have various tax credits available totaling approximately $4 million, many of which expire by the year 2002. The provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" require that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that utilization of such NOL's is more likely than not, a valuation allowance should be recorded. Due to the financial reporting and tax losses of PHC and its subsidiaries through the first quarter of 1995, management was unable to determine that realization of that asset was more likely than not and thus has provided valuation allowances for the entire deferred tax asset for all periods presented.

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

PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a) The following exhibits are filed as a part of this report:

      27  -  Financial Data Schedule for the Three Month Period Ended March 31,
             1995 and Restated Financial Data Schedule for the Year Ended December 31, 1994.

   (b) The registrant did not file any reports on Form 8-K during the quarter ended March 31, 1995. The registrant filed its Form 10-K for the year ended December 31, 1994 with the Securities and Exchange Commission on March 24, 1995.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  PRATT HOTEL CORPORATION
                                                ---------------------------
                                                         Registrant



Date:     May 12, 1995              By:/s/     John C. Hull
      ------------------------         -----------------------------
                                               John C. Hull
                                            Corporate Controller

                               INDEX TO EXHIBITS



Exhibit
Number                      Description
- ------                      -----------
 27      Financial Data Schedule for the Three Month Period Ended March 31, 1995
         and Restated Financial Data Schedule for the Year Ended December 31,
         1994