Form 10-Q
period 1995-06-30
PRATT HOTEL CORP /DE/
filed 1995-08-14
CIK 30117

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM-10Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 1995
                                 -----------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the transition period from _________________ to ____________________________
Commission file number   1-6339
                         --------

                         PRATT HOTEL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                    75-1295630
-----------------------------------      ---------------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

     TWO GALLERIA TOWER, SUITE 2200
         13455 NOEL ROAD, LB 48
            DALLAS, TEXAS                                  75240
-----------------------------------------  -------------------------------------
 (Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)        (214) 386-9777
                                                     ---------------------------

                               (NOT APPLICABLE)
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at August 9, 1995
-----------------------------------------  -------------------------------------
     COMMON STOCK, $.10 PAR VALUE                     5,186,627 SHARES

                                    1 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES


PART I: FINANCIAL INFORMATION
-----------------------------

INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------

     Pratt Hotel Corporation, a Delaware corporation, and its subsidiaries ("PHC") are engaged primarily in the ownership, operation and management of casino/hotels and hotels in the United States and Puerto Rico; the management of a riverboat gaming facility located in Aurora, Illinois (the "Aurora Casino") and the provision of consulting services to a gaming facility in Tunica County, Mississippi (the "Tunica Casino"). Approximately 20% of PHC's outstanding common shares are listed and traded on the American Stock Exchange under the symbol PHC. The remaining 80% of the common shares of PHC are owned by Hollywood Casino Corporation ("HCC"), a Delaware corporation with approximately 47% of its outstanding common shares listed and traded on the NASDAQ under the symbol HWCC. The remaining outstanding HCC common shares are owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family").

     A significant portion of PHC's assets relate to its wholly owned subsidiary, Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September; consequently, the results of operations for the three and six month periods ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

     The consolidated financial statements as of June 30, 1995 and for the three and six month periods ended June 30, 1995 and 1994 have been prepared by PHC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PHC as of June 30, 1995, the results of its operations for the three and six month periods ended June 30, 1995 and 1994 and its cash flows for the six month periods ended June 30, 1995 and 1994.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in PHC's 1994 Annual Report on Form 10-K.

                                    2 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                              JUNE 30,      DECEMBER 31,
                                                1995            1994
                                           --------------  --------------
Current Assets:
 Cash and cash equivalents                 $  28,899,000   $  29,302,000
 Accounts receivable, net of allowances
  of $16,083,000 and $15,297,000,
  respectively                                14,035,000      13,982,000
 Inventories                                   4,249,000       4,389,000
 Due from affiliates                           1,598,000       2,990,000
 Deferred income taxes                         3,391,000       3,242,000
 Refundable deposits and other
  current assets                               4,092,000       3,889,000
                                           -------------   -------------

  Total current assets                        56,264,000      57,794,000
                                           -------------   -------------

Property and Equipment:
 Land                                         37,807,000      37,807,000
 Buildings and improvements                  181,849,000     181,849,000
 Operating equipment                          85,689,000      83,373,000
 Construction in progress                      8,414,000         326,000
                                           -------------   -------------

                                             313,759,000     303,355,000
 Less - accumulated depreciation
  and amortization                          (145,015,000)   (136,138,000)
                                           -------------   -------------

  Net property and equipment                 168,744,000     167,217,000
                                           -------------   -------------

Other Assets:
 Obligatory investments                        4,660,000       4,027,000
 Deferred financing costs                      9,279,000       9,811,000
 Notes receivable                              9,274,000       9,325,000
 Other assets                                  2,487,000       2,570,000
                                           -------------   -------------

  Total other assets                          25,700,000      25,733,000
                                           -------------   -------------

                                           $ 250,708,000   $ 250,744,000
                                           =============   =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                    3 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                JUNE 30,      DECEMBER 31,
                                                  1995            1994
                                             --------------  --------------
Current Liabilities:
 Borrowings from affiliate                   $   5,000,000   $     250,000
 Current maturities of long-term debt              532,000         511,000
 Borrowings under credit facilities              2,000,000               -
 Accounts payable                                7,425,000       8,584,000
 Accrued liabilities -
  Salaries and wages                             3,643,000       4,065,000
  Interest                                      12,018,000      11,385,000
  Other                                         10,973,000       9,592,000
 Other current liabilities                       3,370,000       3,645,000
                                             -------------   -------------

  Total current liabilities                     44,961,000      38,032,000
                                             -------------   -------------

Long-Term Debt                                 328,515,000     327,889,000
                                             -------------   -------------

Other Noncurrent Liabilities                    12,977,000      13,146,000
                                             -------------   -------------

Due to Affiliate                                 1,000,000       5,750,000
                                             -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding          519,000         519,000
 Additional paid-in capital                     23,838,000      23,838,000
 Accumulated deficit                          (161,102,000)   (158,430,000)
                                             -------------   -------------

  Total shareholders' deficit                 (136,745,000)   (134,073,000)
                                             -------------   -------------

                                             $ 250,708,000   $ 250,744,000
                                             =============   =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                    4 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE  MONTHS ENDED
                                                          JUNE 30,
                                                  -------------------------
                                                     1995          1994
                                                  -----------   -----------
Revenues:
 Casino                                           $66,460,000   $61,441,000
 Rooms                                              3,821,000     3,690,000
 Food and beverage                                  7,674,000     7,744,000
 Other                                              3,026,000     3,669,000
                                                  -----------   -----------

                                                   80,981,000    76,544,000
 Less - Promotional allowances                     (6,224,000)   (6,176,000)
                                                  -----------   -----------

   Net revenues                                    74,757,000    70,368,000
                                                  -----------   -----------

Expenses:
 Casino                                            48,503,000    48,086,000
 Rooms                                              1,255,000     1,071,000
 Food and beverage                                  2,413,000     2,866,000
 Other                                              1,083,000     1,304,000
 General and administrative                         6,664,000     6,996,000
 Depreciation and amortization                      5,174,000     4,566,000
                                                  -----------   -----------

   Total expenses                                  65,092,000    64,889,000
                                                  -----------   -----------

Income from operations                              9,665,000     5,479,000
                                                  -----------   -----------

Non-operating income (expense):
 Interest income                                      620,000       775,000
 Interest expense, net of capitalized interest
   of $762,000 in 1994                             (9,616,000)   (9,208,000)
                                                  -----------   -----------

   Total non-operating expense, net                (8,996,000)   (8,433,000)
                                                  -----------   -----------

Income (loss) before income taxes                     669,000    (2,954,000)
 Income tax provision                                (351,000)     (106,000)
                                                  -----------   -----------

Net income (loss)                                 $   318,000   $(3,060,000)
                                                  ===========   ===========

Net income (loss) per common share                $       .06   $      (.59)
                                                  ===========   ===========

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                                    5 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                  ---------------------------
                                                     1995          1994
                                                  ------------  -------------
Revenues:
 Casino                                           $130,336,000   $115,577,000
 Rooms                                               7,211,000      6,898,000
 Food and beverage                                  15,542,000     14,271,000
 Other                                               7,243,000      7,916,000
                                                  ------------   ------------

                                                   160,332,000    144,662,000
 Less - Promotional allowances                     (12,354,000)   (11,622,000)
                                                  ------------   ------------

   Net revenues                                    147,978,000    133,040,000
                                                  ------------   ------------

Expenses:
 Casino                                             98,241,000     90,144,000
 Rooms                                               2,339,000      2,036,000
 Food and beverage                                   5,003,000      5,804,000
 Other                                               2,294,000      2,290,000
 General and administrative                         14,132,000     13,678,000
 Depreciation and amortization                      10,303,000      8,980,000
                                                  ------------   ------------

   Total expenses                                  132,312,000    122,932,000
                                                  ------------   ------------

Income from operations                              15,666,000     10,108,000
                                                  ------------   ------------

Non-operating income (expense):
 Interest income                                     1,171,000      1,218,000
 Interest expense, net of capitalized interest
   of $762,000 in 1994                             (19,232,000)   (19,062,000)
                                                  ------------   ------------

   Total non-operating expense, net                (18,061,000)   (17,844,000)
                                                  ------------   ------------

Loss before income taxes                            (2,395,000)    (7,736,000)
 Income tax (provision) benefit                       (277,000)        67,000
                                                  ------------   ------------

Net loss                                          $ (2,672,000)  $ (7,669,000)
                                                  ============   ============

Net loss per common share                         $       (.52)  $      (1.48)
                                                  ============   ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                                    6 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                           ---------------------------------
                                                                 1995              1994
                                                           -----------------  --------------
OPERATING ACTIVITIES:
 Net loss                                                  $     (2,672,000)  $  (7,669,000)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization, including
   accretion of debt discount                                    13,690,000      11,220,000
  Provision for doubtful accounts                                 1,537,000       1,390,000
  Deferred income tax (benefit) provision                          (291,000)        477,000
  Increase in receivables                                          (198,000)     (2,586,000)
  Increase in accounts payable and accrued expenses                 488,000         436,000
  Net change in other current assets and liabilities                302,000         533,000
  Net change in other noncurrent assets and liabilities             196,000        (588,000)
                                                           -----------------  -------------

   Net cash provided by operating activities                     13,052,000       3,213,000
                                                           -----------------  -------------

INVESTING ACTIVITIES:
 Net property and equipment additions                           (10,404,000)    (10,745,000)
 Collections on notes receivable                                     51,000         140,000
 Obligatory investments                                          (1,315,000)       (219,000)
 Purchase of mortgage note                                                -      (5,750,000)
 Investments in and advances to unconsolidated
  affiliates                                                     (1,005,000)              -
                                                           -----------------  -------------

  Net cash used in investing activities                         (12,673,000)    (16,574,000)
                                                           -----------------  -------------

FINANCING ACTIVITIES:
 Repayment of short-term debt                                             -     (21,000,000)
 Net borrowings under credit facilities                           2,000,000               -
 Net repayments to affiliate                                              -     (11,133,000)
 Deferred financing costs                                           (32,000)    (10,155,000)
 Issuance of long-term debt                                               -     285,000,000
 Repayments of long-term debt                                    (2,750,000)   (220,452,000)
 Issuance of common stock                                                 -          27,000
                                                           -----------------  -------------

  Net cash (used in) provided by financing activities              (782,000)     22,287,000
                                                           -----------------  -------------

  Net (decrease) increase in cash and cash equivalents             (403,000)      8,926,000
   Cash and cash equivalents at beginning of period              29,302,000      15,466,000
                                                           -----------------  -------------

   Cash and cash equivalents at end of period              $     28,899,000   $  24,392,000
                                                           =================  =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                                    7 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     Pratt Hotel Corporation, a Delaware corporation, and its subsidiaries ("PHC"), are engaged in the operation or management of casino and hotel properties. PHC's principal assets are the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and management and consulting contracts with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica, Mississippi (the "Tunica Casino") (see Note 5). PHC's other operations in the United States and the Caribbean, including various ventures in which PHC has an interest, are managed by PHC or its subsidiaries. Hollywood Casino Corporation ("HCC"), a Delaware corporation which is approximately 53% owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family") owns approximately 80% of the common stock of PHC.

     The consolidated financial statements as of June 30, 1995 and for the three and six month periods ended June 30, 1995 and 1994 have been prepared by PHC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PHC as of June 30, 1995, the results of its operations for the three and six month periods ended June 30, 1995 and 1994 and its cash flows for the six month periods ended June 30, 1995 and 1994. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be achieved for the year ended December 31, 1995.

(2)  SHORT-TERM CREDIT FACILITIES AND BORROWINGS FROM AFFILIATES

     During June 1994, a subsidiary of PHC entered into an agreement for a bank line of credit in the amount of $5,000,000. The agreement, which was renewed in April 1995, provides for interest on borrowings at the bank's prime lending rate plus 3/4% per annum. In addition to the maintenance of certain financial ratios, the line of credit agreement contains numerous restrictive covenants, all of which are also covenants under other debt as described in Note 3. The bank line of credit agreement also contains certain cross-default provisions with other outstanding debt of PHC and its subsidiaries. Borrowings under the line of credit are guaranteed to the extent of $2,000,000 by another subsidiary of PHC. As of June 30, 1995, borrowings under the line of credit totaled $2,000,000. There were no borrowings outstanding under the line of credit at December 31, 1994.

     As of June 30, 1995 and December 31, 1994, PHC and its subsidiaries had outstanding affiliate borrowings of $6,000,000 from HCC. Of the amounts borrowed, $1,000,000, which is not due until April 1, 1998, is included in noncurrent due to affiliate in the accompanying consolidated balance sheets at June 30, 1995 and December 31, 1994. In addition, $4,750,000, which is due on May 31, 1996 and is secured by a pledge of certain notes receivable acquired by PHC during 1994 (see Note 5) is included in noncurrent due to affiliate in the accompanying consolidated balance sheet at December 31, 1994. The remaining balance of $250,000 is due on demand, or if no demand is made, on April 1, 1998. All such borrowings from HCC bear interest at the rate of 14% per annum, payable semiannually. Under certain conditions, PHC and its subsidiaries may obtain additional loans from HCC under similar terms.

                                    8 of 25

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

                                                             JUNE 30,     DECEMBER 31,
                                                               1995           1994
                                                           ------------   ------------
      10 7/8% first mortgage notes, due 2004 (a)           $185,000,000   $185,000,000
      11 5/8% senior notes, due 2004 (b)                     85,000,000     85,000,000
      14 5/8% junior subordinated notes, due 2005 (c)         8,683,000      8,683,000
      14 7/8% secured promissory note, due 2006, net of
       discount of $58,199,000 and $64,759,000 (d)           46,764,000     45,877,000
      Other                                                   3,600,000      3,840,000
                                                           ------------   ------------

            Total indebtedness                              329,047,000    328,400,000
        Less - current maturities                              (532,000)      (511,000)
                                                           ------------   ------------

            Total long-term debt                           $328,515,000   $327,889,000
                                                           ============   ============

____________________________________

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

                                    9 of 25

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

(c) On February 17, 1994, PRT Funding Corp., a subsidiary of PHC, issued $15,000,000 of junior subordinated notes (the "Junior Subordinated Notes") to HCC. At December 31, 1994, $6,317,000 principal amount of the Junior Subordinated Notes together with $1,914,000 of accrued interest were assigned to PHC by HCC in recognition of tax net operating losses of PHC used by HCC (see Note 4). The Junior Subordinated Notes are due in February 2005 and bear interest at the rate of 14 5/8% per annum which, subject to a PHC subsidiary meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes, is payable semiannually commencing August 17, 1994 (see Note 5).

(d) On February 17, 1994, PPI Funding Corp., a newly formed subsidiary of PHC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38,779,000 principal amount of 15 1/2% unsecured notes held by HCC and issued by PCPI Funding Corp., a subsidiary of PHC (the "PCPI Notes"). The increased principal amount of the new notes included a call premium on the exchange ($1,745,000) equal to 4 1/2% of the principal amount of PCPI Notes exchanged; such premium was also paid to third party holders of $58,364,000 principal amount of PCPI Notes concurrently redeemed. The PPI Funding Notes were discounted to yield interest at the rate of 14 7/8% per annum and had an original face value of $110,636,000. During the second quarter of 1995, PPI Funding Corp. repaid $2,500,000 of principal on the PPI Funding Notes, reducing the maturity value of the notes to $104,963,000. Payment of interest is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of PHC.

     Scheduled payments of long-term debt as of June 30, 1995 are set forth below:

                    1995 (6 months)    $    260,000
                    1996                    553,000
                    1997                  3,465,000
                    1998                  5,439,000
                    1999                  5,479,000
                    Thereafter          372,050,000
                                       ------------

                    Total              $387,246,000
                                       ============

                                    10 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     Interest paid, net of amounts capitalized, amounted to $15,623,000 and $11,563,000, respectively, during the six month periods ended June 30, 1995 and 1994.

(4)  INCOME TAXES

     Components of PHC's income tax (provision) benefit consisted of the following:

                            THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                            --------------------------     ----------------------------
                              1995             1994          1995               1994
                            ---------       ----------     ---------          ---------
Federal income tax
  benefit                   $       -       $       -      $       -          $       -
State income tax benefit
  (provision):
    Current                  (515,000)        120,000       (568,000)           544,000
    Deferred                  164,000        (226,000)       291,000           (477,000)
                            ---------       ---------      ---------          ---------
                            $(351,000)      $(106,000)     $(277,000)         $  67,000
                            =========       =========      =========          =========

     PHC is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and PHC, PHC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCC compensated PHC for the use by HCC and its subsidiaries (exclusive of PHC and its subsidiaries) of PHC's available tax net operating loss carryforwards ("NOL's") at December 31, 1994 through the assignment of $6,317,000 principal amount of Junior Subordinated Notes together with $1,914,000 of accrued interest thereon. PHC paid no federal income taxes for either of the six month periods ended June 30, 1995 or 1994. Total state income taxes paid by PHC amounted to $69,000 and $234,000, respectively, for the six month periods ended June 30, 1995 and 1994.

     Both federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current annual period and reflect the nondeductibility for income tax purposes of certain items, including certain amortization, meals and entertainment and other expenses.

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

     PHC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $59,000,000 (after reduction for the $23,516,000 used by HCC through 1994), of which approximately $43,000,000 do not begin to expire until the year 2003. Additionally, PHC and its subsidiaries have various tax credits available totaling approximately $4,000,000, most of which expire by the year 2002. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the

                                    11 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


extent that management can not assess that the utilization of all or a portion of such NOL's is more likely than not, a valuation allowance should be recorded. Due to losses sustained for both financial and tax reporting by PHC and its subsidiaries through the second quarter of 1995, management was unable to determine that realization of such asset was more likely than not and, thus, has provided valuation allowances for the entire deferred tax asset for all periods presented.

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

     The components of the net deferred tax asset were as follows:

                                       JUNE 30,     DECEMBER 31,
                                         1995           1994
                                     ------------   ------------

Deferred tax assets:
 Net operating loss carryforwards    $ 20,023,000   $ 20,462,000
 Allowance for doubtful accounts        6,676,000      6,330,000
 Investment and jobs tax credits        4,075,000      4,075,000
 Equity losses of unconsolidated
  subsidiaries and joint ventures       3,342,000      3,491,000
 Other liabilities and accruals         2,200,000      1,942,000
 Benefits accrual                       1,566,000      1,514,000
 Other                                  1,269,000        982,000
                                     ------------   ------------

  Total deferred tax assets            39,151,000     38,796,000
                                     ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization         (8,841,000)    (8,897,000)
 Other                                 (1,244,000)      (933,000)
                                     ------------   ------------

  Total deferred tax liabilities      (10,085,000)    (9,830,000)
                                     ------------   ------------

Net deferred tax asset                 29,066,000     28,966,000
Valuation allowance                   (29,066,000)   (28,966,000)
                                     ------------   ------------

                                     $        -     $        -
                                     ============   ============

                                    12 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     Receivables and payables in connection with the aforementioned tax allocation agreements were as follows:

                                     JUNE 30,    DECEMBER 31,
                                       1995          1994
                                   ------------  -------------

Deferred income taxes - current    $ 1,744,000    $ 1,367,000
Other noncurrent liabilities        (1,744,000)    (1,367,000)

(5)  TRANSACTIONS WITH RELATED PARTIES

     PHC operates the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which is owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. PHC is obligated by the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, PHC utilized funds borrowed from HCC to purchase such underlying indebtedness with a principal balance of $13,756,000 from third parties at a cost of $6,750,000 and subject to third party indebtedness amounting to $2,706,000. Payments under the hotel operating agreement (net of debt service receipts since the February 1994 note acquisition date) amounted to $133,000 during each of the three month periods ended June 30, 1995 and 1994 and $267,000 and $410,000, respectively, during the six month periods ended June 30, 1995 and 1994. PHC recorded the note receivable from Metroplex at acquisition cost, which management believes does not exceed the estimated realizable value of the underlying collateral. The note is included in notes receivable on the accompanying consolidated balance sheets. Payments from Metroplex, including interest at the rate of 9 1/2% per annum, are due monthly with the remaining principal balance of $13,533,000 due May 31, 1996.

     A subsidiary of PHC earns, pursuant to a management agreement, a base management fee from an HCC subsidiary equal to 5% of the Aurora Casino's operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Such fees totaled approximately $1,243,000 and $1,693,000, respectively, during the three month periods ended June 30, 1995 and 1994 and $3,872,000 and $4,378,000 during the six month period ended June 30, 1995 and 1994. Unpaid fees amounting to $1,243,000 and $2,341,000, respectively, are included in due from affiliates in the accompanying consolidated balance sheets at June 30, 1995 and December 31, 1994.

     Pursuant to a ten-year consulting agreement with the HCC subsidiary which owns and operates the Tunica Casino, a subsidiary of PHC receives monthly consulting fees of $100,000. The PHC subsidiary earned total fees of $300,000 during each of the three month periods ended June 30, 1995 and 1994, and $600,000 during each of the six month periods ended June 30, 1995 and 1994.

     HCC is obligated under the terms of an administrative services agreement to pay PHC $50,000 per month. In addition, PHC and its subsidiaries share certain general and administrative costs with HCC. Net allocated costs and fees charged to HCC by PHC amounted to $111,000 and $175,000, respectively,

                                    13 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


during the three and six month periods ended June 30, 1995. Such fees totaled $76,000 and $145,000, respectively, during the three and six month periods ended June 30, 1994. A receivable in connection with such allocated costs and fees in the amounts of $26,000 and $77,000, respectively, is included in due from affiliates in the accompanying consolidated balance sheets at June 30, 1995 and December 31, 1994.

     Interest expense with respect to borrowings from HCC is set forth below:

                                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                          ---------------------------  -------------------------
                                              1995            1994       1995            1994
                                          -----------      ----------  ----------      ----------
PPI Funding Notes and PCPI
  Notes held by HCC (Note 3)               $1,695,000      $1,508,000  $3,387,000      $2,962,000
Junior Subordinated
  Notes (Note 3)                              318,000         549,000     635,000         817,000
Short-term borrowings
  (Note 2)                                    212,000         340,000     422,000         816,000

     During the three month period ended March 31, 1994, a newly formed PHC subsidiary issued $40,524,000 discounted principal amount of PPI Funding Notes in exchange for the PCPI Notes held by HCC (see Note 3). As a result of this exchange, PHC's cash interest payments were reduced by approximately $6,000,000 per year. Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balance at June 30, 1995 and December 31, 1994.

     Interest accrued on short-term borrowings which amounted to $23,000 at both June 30, 1995 and December 31, 1994 is included in interest payable on the accompanying consolidated balance sheets together with interest on the Junior Subordinated Notes amounting to $635,000 at June 30, 1995. Outstanding interest on the Junior Subordinated Notes at December 31, 1994 was assigned to PHC by HCC in recognition of tax net operating losses of PHC used by HCC (see Note 3).

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

                                    14 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)



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

     PHC and its subsidiaries have concluded a settlement with Penthouse and its subsidiary in which a PHC subsidiary assigned its interest in a partnership to the Penthouse subsidiary. Related claims in a separate action brought against PHC subsidiaries by a former partner of Penthouse have been settled on a "walk away" basis. The appeal from the state court judgement is pending but only with respect to Trump and Trump Plaza Associates.

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

(7)  PROGRESSIVE JACKPOT

     Regulations approved by the New Jersey Casino Control Commission allow casino licensees to establish time limits for offering progressive slot machine jackpots to customers. Upon the expiration of the stated time limits, and upon providing proper notice to the casino customers, casino licensees are afforded certain relief including the reduction or removal of the progressive jackpot from the gaming floor. Accordingly, during the quarter ended June 30, 1994, the Sands removed certain progressive jackpots from

                                    15 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


the gaming floor, resulting in the reversal of $1,035,000 of progressive jackpot liabilities and the corresponding recognition of an equal amount of slot machine revenues.

(8)  SUPPLEMENTAL CASH FLOW INFORMATION

     During the first quarter of 1994, PHC acquired the underlying indebtedness of the DFW North Holiday Inn subject to third party indebtedness totaling $2,706,000 (see Note 5).

(9)  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1994 consolidated financial statements to conform to the 1995 consolidated financial statement presentation.

                                    16 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     GENERAL

     Management fees earned from the Aurora Casino and the expansion of gaming space at the Sands have enabled PHC to increase its consolidated net revenues to $74.8 million and $148 million, respectively, for the three and six month periods ended June 30, 1995 from $70.4 million and $133 million, respectively, for the three and six month periods ended June 30, 1994. PHC's income from operations has improved to $9.7 million and $15.7 million, respectively, during the second quarter and first six months of 1995 from $5.5 million and $10.1 million, respectively, during the same periods of 1994.

     GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                    -------------------     -------------------
                                                      1995       1994         1995       1994
                                                    --------   --------     --------   --------
                                                          (in thousands, except percentages)
REVENUES:
 Table games                                        $ 24,582   $ 21,622     $ 47,543   $ 43,786
 Slot machines                                        40,841     38,839       80,578     69,967
 Other (1)                                             1,037        980        2,215      1,824
                                                    --------   --------     --------   --------

  Total                                             $ 66,460   $ 61,441     $130,336   $115,577
                                                    ========   ========     ========   ========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)                                        $150,722   $148,470     $293,310   $270,599
                                                    ========   ========     ========   ========

 Hold Percentages: (3)
  Sands                                                 16.3%      14.6%        16.2%      16.2%
  Atlantic City Casino
   Gaming Industry                                      15.9%      15.3%        15.9%      15.7%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)                                      $468,469   $427,879     $938,286   $779,853
                                                    ========   ========     ========   ========

 Sands' Hold Percentage:(3)(4)                           8.7%       8.8%         8.6%       8.8%

____________________________

                                    17 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


(1) Consists of revenues from poker ($724,000 and $1,564,000, respectively, for the three and six month periods ended June 30, 1995 and $644,000 and $1,254,000, respectively, for the three and six month periods ended June 30, 1994) and simulcast horse racing wagering ($313,000 and $651,000, respectively, for the three and six month periods ended June 30, 1995 and $336,000 and $570,000, respectively, for the three and six month periods ended June 30, 1994).

(2) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (collectively, the "drop") and coins wagered in slot machines ("handle").

(3) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

(4) The Sands' hold percentage with respect to slot machines is reflected on an accrual basis. Comparable data for the Atlantic City gaming industry is not available. The 1994 hold percentage calculation for the Sands has been adjusted to exclude the recognition of approximately $1 million in slot machine revenues during the second quarter of 1994 resulting from the reversal of certain progressive jackpot liabilities (see "Revenues" below).

     Table games drop increased $2.3 million (1.5%) and $22.7 million (8.4%), respectively, for the three and six month periods ended June 30, 1995 compared with the same periods of 1994. These changes compare with increases of 5.6% and 5.4% in table drop for all other Atlantic City casinos during the same periods. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 8.5% from 8.8% during the second quarter of 1995 compared to the same period in 1994. Despite this second quarter decrease, the Sands' table game market share for the first six months of 1995 has increased to 8.7% from 8.5% during the same period of 1994. The Sands' table game drop increase is largely attributable to the completion of a 25,000 square foot expansion of gaming space in June 1994, which, among other things, provided patrons with non-smoking areas and resulted in a more spacious and comfortable gaming environment. Such enhancements were designed to appeal to the mass market segment and resulted in both a significant increase in the number of table games and improved accessibility of table games to casino patrons. A number of factors also adversely affected the first quarter of 1994 including the relocation of many blackjack tables to a less accessible temporary gaming space during construction and the severe winter weather during the first quarter, particularly on weekend periods which generally affect the Sands to a greater degree than its competitors since the Sands caters to premium table players who concentrate their visits over weekend periods.

     Slot machine handle increased $40.6 million (9.5%) and $158.4 million (20.3%), respectively, during the second quarter and first six months of 1995 compared with the same periods of 1994. The Sands' slot machine handle increases during 1995 compare to increases of 15.5% and 19.7% in slot machine handle for all other Atlantic City casinos during the same periods. The Sands increased its average number of slot machines during the first six months of 1995 by 22.3% compared to the Atlantic City industry increase of 12.7%. The Sands' six month 1995 slot handle increase exceeded the average industry handle increase as a result of the expansion of gaming space and the introduction of new slot machines operated at a higher payback percentage, which encourages extended patron play. In addition,

                                    18 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


slot marketing efforts implemented in connection with the opening of the expanded Sands facility continued through the first quarter of 1995 contributing to significant increases in the important mass market segment. During the second quarter of 1995, the Sands discontinued certain of these marketing programs and promotions which management deemed to be less cost effective. While this decision negatively impacted second quarter growth in slot machine handle, overall profitability of the slot machine market segment improved. Despite the curtailment of certain marketing programs, increased patronage from the important mass market segment, for which the Sands could not effectively compete prior to its expansion, was maintained as evidenced by the 1995 six month increases in bus passengers and cars parked of 21% and 47.4%, respectively, compared to 1994.

     REVENUES

     Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, increased by $5 million (8.2%) and $14.8 million (12.8%), respectively, for the three and six months ended June 30, 1995 compared with the same periods of 1994. Casino revenues during the second quarter of 1994 included the recognition of approximately $1 million resulting from the reversal of certain progressive jackpot liabilities; the exclusion of such amount from 1994 revenues results in more comparable 1995 three and six month increases in casino revenues of 10% and 13.8%, respectively. The 1995 revenue increases result from the expansion of gaming space and improved marketing efforts as demonstrated by the aforementioned increases in slot machine and table games gross wagering. The impact on revenue of such volume increases was partially offset by a decline in the slot machine hold percentage; such a decline is consistent with the competitive trend in Atlantic City towards lower hold percentages.

     Rooms revenue did not change significantly during either the three or six month periods ended June 30, 1995 compared with the same periods of 1994. Food and beverage revenues during the second quarter of 1995 did not change significantly compared with the same period of 1994, but did increase $1.3 million (8.9%) for the six months ended June 30, 1995 compared with the prior year as a result of the expansion of an existing dining outlet and increases in casino patronage at the Sands. Other revenues decreased $643,000 (17.5%) and $673,000 (8.5%), respectively, during the second quarter and first six months of 1995 compared to the same periods in 1994 as a result of a second quarter decrease in management fees earned from the Aurora Casino. One of the Aurora Casino's two riverboats was removed from service for a period of 30 days in connection with the completion of a 10,000 square foot extension of the riverboat. Such extension was completed and the riverboat returned to service on May 10, 1995.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of rooms, food and beverage and other revenues at the Sands, have decreased to 59.1% and 59.9%, respectively, during the second quarter and first six months of 1995 from 59.2% and 61.2%, respectively, during the corresponding periods of 1994. As a result of the Sands' expansion, wagering attributable to the mass market segment (which generally does not require the same level of complimentaries) has increased at a greater rate than overall wagering.

                                    19 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     DEPARTMENTAL EXPENSES

     Casino expenses at the Sands did not change significantly during the second quarter and increased $8.1 million (9%) during the first six months of 1995 compared with the same periods in 1994. This six month increase was primarily due to higher operating costs during the first quarter of 1995 as a result of increased casino patronage at the expanded Sands facility. Casino expenses did not increase significantly during the second quarter of 1995 compared with the 1994 second quarter primarily due to decreases in marketing programs as previously discussed and other cost containment measures implemented by management. As a result, second quarter costs were basically unchanged although casino revenues increased by over $5 million.

     Rooms expense increased $184,000 (17.2%) and $303,000 (14.9%), respectively, during the second quarter and first six months of 1995 compared with the same periods in 1994 primarily as a result of increased operating and payroll costs due to the higher occupancy rates at the Sands. In addition, the Sands has experienced a decrease in room complimentaries resulting in a reduction of operating costs allocated to casino expenses. Food and beverage expense decreased $453,000 (15.8%) and $801,000 (13.8%), respectively, during the three and six month periods ended June 30, 1995 compared with 1994 as a result of increased food and beverage complimentaries allocated to the casino department at the Sands partially offset by increased payroll and operating costs associated with the Sands' expansion of food and beverage outlets. Other expenses decreased $221,000 (16.9%) during the second quarter of 1995 compared with 1994, but did not change significantly for the 1995 six month period compared with 1994 since higher payroll and production costs associated with theater entertainment in 1995 were offset by reductions in headliner entertainment salaries.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased $608,000 (13.3%) and $1.3 million (14.7%), respectively, during the three and six month period ended June 30, 1995 as compared with 1994. Increases in depreciation expense during 1995 are attributable to 1994 capital asset additions in connection with the expansion of gaming space at the Sands.

     INTEREST

     Interest income decreased $155,000 (20%) and $47,000 (3.9%), during the three and six month periods ended June 30, 1995 compared to the same periods in 1994. During 1994, PHC earned interest income on the underlying indebtedness of a noncasino hotel which it had previously sold; such indebtedness was repaid during the third quarter of 1994. The resulting decrease in interest income was partially offset by incremental interest earned on the underlying indebtedness of another noncasino hotel operated by PHC purchased during February 1994 (see
Note 5 of Notes to Consolidated Financial Statements). Interest expense did not change significantly during either the three or six month periods ended June 30, 1995.

                                    20 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     INCOME TAX PROVISION

     PHC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $59 million (after reduction for approximately $24 million used by HCC through 1994), of which approximately $43 million do not begin to expire until the year 2003. Additionally, PHC and its subsidiaries have various tax credits available totaling approximately $4 million, many of which expire by the year 2002. The provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" require that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that utilization of such NOL's is more likely than not, a valuation allowance should be recorded. Due to losses sustained for both financial and tax reporting by PHC and its subsidiaries through the second quarter of 1995, management was unable to determine that realization of that asset was more likely than not and thus provided valuation allowances for the entire deferred tax asset for all periods presented.

     INFLATION

     Management believes that in the near term, modest inflation, together with increasing competition within the gaming industry for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

     SEASONALITY

     Historically, the Sands' operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of PHC's operations for the first and fourth quarters are traditionally less profitable than the other quarters of the fiscal year. Furthermore, the Aurora Casino has also experienced seasonality, but to a lesser degree than the Sands, and, as a result, the management fees earned have fluctuated with such seasonality. In addition, the Sands' and the Aurora Casino's operations may fluctuate significantly due to a number of factors, including chance. Such seasonality and fluctuations may materially affect PHC's casino revenues and profitability.

                                    21 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES

     PHC's principal assets and sources of revenues are the Sands and management and consulting contracts with the Aurora Casino and the Tunica Casino. During the first six months of 1995, PHC's net cash provided by operating activities (after net interest expense and income taxes) amounted to $13.1 million. A PHC subsidiary receives a base management fee equal to 5% of operating revenues (as defined in the management agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the management agreement) from the operation of the Aurora Casino. Management fees received during the first half of 1995 amounted to $5 million. During 1994, a subsidiary of PHC entered into a consulting agreement with HCT with respect to the Tunica Casino which provides for the payment of $1.2 million annually by the Tunica Casino to the subsidiary for consulting services and for reimbursement of direct costs and expenses incurred.

     The Sands' earnings before depreciation, interest, amortization, taxes and intercompany management fees of more than $42 million during each of the last five years have been sufficient to meet its debt service obligations, other than certain maturities of principal that have been refinanced, and to fund a substantial portion of its capital expenditures. Cash provided by operating activities at the Sands, prior to payment of management fees to a subsidiary of PHC, during the six month period ended June 30, 1995 amounted to $11.3 million. Historically, the Sands has also utilized short-term borrowings to fund seasonal cash needs and for certain capital projects.

     PHC utilized its operating cash flow together with existing cash during the first six months of 1995 to fund capital additions ($10.4 million), make obligatory investments at the Sands ($1.3 million) and provide funding to an unconsolidated partnership for the refurbishment of a Florida hotel property ($1 million).

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

                                    22 of 25

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

     Effective December 31, 1994, HCC began compensating PHC for the use by HCC and its subsidiaries (exclusive of PHC and its subsidiaries) of PHC's available tax net operating loss carryforwards. For the year ended December 31, 1994, such payment was effected through the assignment to PHC of $6.3 million principal amount of the 14 5/8% junior subordinated notes issued by HCC to a subsidiary of PHC together with $1.9 million of accrued interest thereon.

     FINANCING ACTIVITIES

     During February 1994, PHC completed the refinancing of virtually all of its casino-related outstanding debt. The refinancing was completed through a public offering of $270 million of debt securities consisting of $185 million of 10 7/8% First Mortgage Notes due January 15, 2004 and $85 million of 11 5/8% PRT Funding Notes due April 15, 2004. Proceeds from the debt offerings were used, in part, to refinance outstanding mortgage notes on the Sands and other debt maturing in 1994, to repay $58.4 million of publicly held PCPI Notes and to provide additional funding for capital expenditures in connection with an expansion of gaming space at the Sands. During the first half of 1995, the PHC Group repaid long-term indebtedness of $2.8 million, including the payment of $2.5 million to HCC in connection with a deferred interest note issued by HCC as part of the refinancing. Scheduled maturities of long-term debt during the remainder of 1995 are $260,000.

     During June 1994, GBHC entered into an agreement for a $5 million bank line of credit which was renewed in April 1995. At June 30, 1995, $2 million had been borrowed under the agreement for working capital purposes. Management does not anticipate additional borrowings on this line of credit during the remainder of 1995.

                                    23 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     CAPITAL EXPENDITURES AND OTHER INVESTMENTS

     Capital expenditures at the Sands during the first six months of 1995 amounted to approximately $10.1 million. Management anticipates capital expenditures during the remainder of 1995 will be approximately $4.2 million as the Sands begins its conversion to a motion picture theme currently used by affiliated HCC facilities. This motion picture theme utilizes designs inspired by famous movies, displays of motion picture memorabilia and movie-themed gaming, entertainment and dining facilities. The entire thematic conversion is expected to take 18 to 24 months at a cost in excess of $25 million; such funds are anticipated to be provided by cash flow from operations. Projects currently planned during the remainder of 1995 include completion of the Hollywood Epic Buffet, relocation of the Sands' simulcast and poker facilities and a reconfiguration of its slot machines and continued renovation of hotel rooms and suites.

     The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority ("CRDA"), a governmental agency which administers the statutorily mandated investments and reinvestments made by casino licensees. Deposit requirements for the first six months of 1995 totaled $1.3 million and are anticipated to be approximately $1.8 million during the remainder of 1995.

     PHC has also agreed to contribute up to $3.9 million, approximately $1.8 million of which has been paid as of June 30, 1995 (including $1 million in the first six months of 1995), as an additional investment in an unconsolidated hotel partnership to refurbish the hotel facility in Orlando, Florida. Anticipated contributions during the remainder of 1995 toward such commitment are approximately $750,000. Such contributions are in recognition of PHC's partner having agreed to make $5 million in principal reductions on the underlying mortgage note on the facility of which $3.5 million were made during 1994.

     SUMMARY

     Management anticipates that PHC's funding requirements for the next twelve months will be satisfied by (i) existing cash, (ii) cash generated by the Sands' operations, (iii) management fees from the Aurora Casino, (iv) consulting fees from the Tunica Casino and (v) management fees from remaining hotel operations.

                                    24 of 25

PART II:  OTHER INFORMATION
---------------------------

     The registrant did not file any reports on Form 8-K during the quarter ended June 30, 1995.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               PRATT HOTEL CORPORATION
                                               -----------------------
                                                      Registrant



Date:     August  11, 1995                 By:/s/    John C. Hull
        --------------------                  -----------------------
                                                     John C. Hull
                                                Corporate Controller

                                    25 of 25

                               INDEX TO EXHIBITS
                               -----------------



 Exhibit
 Number                                Description
--------    -----------------------------------------------------------------

  27.1 Financial Data Schedule for the Three and Six Month Periods Ended June 30, 1995