Form 10-Q
period 1995-09-30
PRATT HOTEL CORP /DE/
filed 1995-11-13
CIK 30117

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM-10Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 1995
                              -------------------------------------------------
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the transition period from ______________________ to ______________________
Commission file number   1-6339
                      --------------

                            PRATT HOTEL CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                      75-1295630
---------------------------------------  --------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


 TWO GALLERIA TOWER, SUITE 2200
    13455 NOEL ROAD, LB 48
       DALLAS, TEXAS                                     75240
---------------------------------------  --------------------------------------
(Address of principal executive offices)               (Zip Code)


(Registrant's telephone number, including area code)      (214) 386-9777
                                                    ---------------------------


                               (NOT APPLICABLE)
-------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  X         NO
                                                ---           ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                          Outstanding at November 8, 1995
---------------------------------------  --------------------------------------
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

     A significant portion of PHC's assets relate to its wholly owned subsidiary, Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September; consequently, the results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

     The consolidated financial statements as of September 30, 1995 and for the three and nine month periods ended September 30, 1995 and 1994 have been prepared by PHC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PHC as of September 30, 1995, the results of its operations for the three and nine month periods ended September 30, 1995 and 1994 and its cash flows for the nine month periods ended September 30, 1995 and 1994.

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

                                    2 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS


                                           SEPTEMBER 30,    DECEMBER 31,
                                                1995            1994
                                           --------------  --------------

Current Assets:
 Cash and cash equivalents                 $  27,535,000   $  29,302,000
 Accounts receivable, net of allowances
  of $16,534,000 and $15,297,000,
  respectively                                12,749,000      13,982,000
 Inventories                                   4,129,000       4,389,000
 Due from affiliates                           2,627,000       2,990,000
 Deferred income taxes                         3,776,000       3,242,000
 Refundable deposits and other
  current assets                               3,377,000       3,889,000
                                           -------------   -------------

  Total current assets                        54,193,000      57,794,000
                                           -------------   -------------

Property and Equipment:
 Land                                         37,807,000      37,807,000
 Buildings and improvements                  184,769,000     181,849,000
 Operating equipment                          94,330,000      83,373,000
 Construction in progress                      2,817,000         326,000
                                           -------------   -------------

                                             319,723,000     303,355,000
 Less - accumulated depreciation
  and amortization                          (149,427,000)   (136,138,000)
                                           -------------   -------------

  Net property and equipment                 170,296,000     167,217,000
                                           -------------   -------------

Other Assets:
 Obligatory investments                        5,091,000       4,027,000
 Deferred financing costs                      9,004,000       9,811,000
 Notes receivable                              9,248,000       9,325,000
 Other assets                                  2,450,000       2,570,000
                                           -------------   -------------

  Total other assets                          25,793,000      25,733,000
                                           -------------   -------------

                                           $ 250,282,000   $ 250,744,000
                                           =============   =============




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                    3 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1995            1994
                                                  --------------  --------------

Current Liabilities:
 Borrowings from affiliate                        $   5,000,000   $     250,000
 Current maturities of long-term debt                   545,000         511,000
 Accounts payable                                     8,598,000       8,584,000
 Accrued liabilities -
  Salaries and wages                                  4,059,000       4,065,000
  Interest                                            9,994,000      11,385,000
  Insurance                                           2,357,000       1,850,000
  Other                                               8,711,000       7,742,000
 Other current liabilities                            4,130,000       3,645,000
                                                  -------------   -------------

  Total current liabilities                          43,394,000      38,032,000
                                                  -------------   -------------

Long-Term Debt                                      327,085,000     327,889,000
                                                  -------------   -------------

Other Noncurrent Liabilities                         13,260,000      13,146,000
                                                  -------------   -------------

Due to Affiliate                                      1,000,000       5,750,000
                                                  -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,187,000 shares issued and outstanding               519,000         519,000
 Additional paid-in capital                          23,783,000      23,838,000
 Accumulated deficit                               (158,759,000)   (158,430,000)
                                                  -------------   -------------

  Total shareholders' deficit                      (134,457,000)   (134,073,000)
                                                  -------------   -------------

                                                  $ 250,282,000   $ 250,744,000
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

                                    4 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE  MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     -------------------------
                                                         1995          1994
                                                     -----------   -----------
Revenues:
 Casino                                              $72,235,000   $79,023,000
 Rooms                                                 3,938,000     3,869,000
 Food and beverage                                    10,286,000     9,078,000
 Other                                                 4,798,000     5,593,000
                                                     -----------   -----------

                                                      91,257,000    97,563,000
 Less - Promotional allowances                        (7,913,000)   (7,189,000)
                                                     -----------   -----------

   Net revenues                                       83,344,000    90,374,000
                                                     -----------   -----------

Expenses:
 Casino                                               54,582,000    54,118,000
 Rooms                                                 1,041,000     1,051,000
 Food and beverage                                     3,482,000     3,373,000
 Other                                                 1,110,000     2,237,000
 General and administrative                            6,224,000     6,976,000
 Depreciation and amortization                         5,112,000     5,320,000
                                                     -----------   -----------

   Total expenses                                     71,551,000    73,075,000
                                                     -----------   -----------

Income from operations                                11,793,000    17,299,000
                                                     -----------   -----------

Non-operating income (expense):
 Interest income                                         623,000     1,324,000
 Interest expense                                     (9,608,000)   (9,892,000)
                                                     -----------   -----------

   Total non-operating expense, net                   (8,985,000)   (8,568,000)
                                                     -----------   -----------

Income before income taxes                             2,808,000     8,731,000
 Income tax provision                                   (465,000)     (850,000)
                                                     -----------   -----------

Net income                                           $ 2,343,000   $ 7,881,000
                                                     ===========   ===========

Net income per common share                          $       .45   $      1.52
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

                                    5 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                        1995           1994
                                                    ------------   ------------
Revenues:
 Casino                                             $202,571,000   $194,600,000
 Rooms                                                11,149,000     10,767,000
 Food and beverage                                    25,828,000     23,349,000
 Other                                                12,041,000     13,509,000
                                                    ------------   ------------

                                                     251,589,000    242,225,000
 Less - Promotional allowances                       (20,267,000)   (18,811,000)
                                                    ------------   ------------

   Net revenues                                      231,322,000    223,414,000
                                                    ------------   ------------

Expenses:
 Casino                                              152,823,000    144,262,000
 Rooms                                                 3,380,000      3,087,000
 Food and beverage                                     8,485,000      9,177,000
 Other                                                 3,404,000      4,527,000
 General and administrative                           20,356,000     20,654,000
 Depreciation and amortization                        15,415,000     14,300,000
                                                    ------------   ------------

   Total expenses                                    203,863,000    196,007,000
                                                    ------------   ------------

Income from operations                                27,459,000     27,407,000
                                                    ------------   ------------

Non-operating income (expense):
 Interest income                                       1,794,000      2,542,000
 Interest expense, net of capitalized interest
   of $762,000 in 1994                               (28,840,000)   (28,954,000)
                                                    ------------   ------------

   Total non-operating expense, net                  (27,046,000)   (26,412,000)
                                                    ------------   ------------

Income before income taxes                               413,000        995,000
 Income tax provision                                   (742,000)      (783,000)
                                                    ------------   ------------

Net (loss) income                                   $   (329,000)  $    212,000
                                                    ============   ============

Net (loss) income per common share                  $       (.06)  $        .04
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

                                    6 of 25

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                   ----------------------------
                                                                       1995           1994
                                                                   ------------   -------------
OPERATING ACTIVITIES:
 Net (loss) income                                                 $   (329,000)  $     212,000
 Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation and amortization, including
     accretion of debt discount                                      20,458,000      18,080,000
   Provision for doubtful accounts                                    2,263,000       2,205,000
   Deferred income tax (benefit) provision                             (501,000)        794,000
   Increase in receivables                                             (735,000)     (2,440,000)
   Increase (decrease) in accounts payable and accrued expenses         138,000      (2,669,000)
   Net change in other current assets and liabilities                 1,527,000        (529,000)
   Net change in other noncurrent assets and liabilities                828,000      (1,482,000)
                                                                   ------------   -------------
     Net cash provided by operating activities                       23,649,000      14,171,000
                                                                   ------------   -------------
INVESTING ACTIVITIES:
 Net property and equipment additions                               (16,367,000)    (18,526,000)
 Collections on notes receivable                                         77,000       7,590,000
 Obligatory investments                                              (2,102,000)       (400,000)
 Purchase of mortgage note                                                    -      (5,750,000)
 Investments in and advances to unconsolidated
   affiliates                                                        (1,125,000)              -
                                                                   ------------   -------------

     Net cash used in investing activities                          (19,517,000)    (17,086,000)
                                                                   ------------   -------------
FINANCING ACTIVITIES:
 Repayment of short-term debt                                                 -     (21,000,000)
 Net repayments to affiliate                                                  -     (11,133,000)
 Deferred financing costs                                               (32,000)    (10,212,000)
 Issuance of long-term debt                                                   -     285,000,000
 Repayments of long-term debt                                        (5,867,000)   (227,003,000)
 Issuance of common stock                                                     -          27,000
                                                                   ------------   -------------

     Net cash (used in) provided by financing activities             (5,899,000)     15,679,000
                                                                   ------------   -------------

     Net (decrease) increase in cash and cash equivalents            (1,767,000)     12,764,000
       Cash and cash equivalents at beginning of period              29,302,000      15,466,000
                                                                   ------------   -------------

       Cash and cash equivalents at end of period                  $ 27,535,000   $  28,230,000
                                                                   ============   =============

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

                                    7 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     Pratt Hotel Corporation, a Delaware corporation, and its subsidiaries ("PHC"), are engaged in the operation or management of casino and hotel properties. PHC's principal assets are the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and management and consulting contracts with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica, Mississippi (the "Tunica Casino") (see Note 5). PHC's other operations in the United States and the Caribbean, including various ventures in which PHC has an interest, are managed by PHC or its subsidiaries. Hollywood Casino Corporation ("HCC"), a Delaware corporation which is approximately 53% owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family"), owns approximately 80% of the common stock of PHC.

     The consolidated financial statements as of September 30, 1995 and for the three and nine month periods ended September 30, 1995 and 1994 have been prepared by PHC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PHC as of September 30, 1995, the results of its operations for the three and nine month periods ended September 30, 1995 and 1994 and its cash flows for the nine month periods ended September 30, 1995 and 1994. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be achieved for the year ended December 31, 1995.

(2)  SHORT-TERM CREDIT FACILITIES AND BORROWINGS FROM AFFILIATES

     During June 1994, a subsidiary of PHC entered into an agreement for a bank line of credit in the amount of $5,000,000. The agreement, which was renewed in April 1995, provides for interest on borrowings at the bank's prime lending rate plus 3/4% per annum. In addition to the maintenance of certain financial ratios, the line of credit agreement contains numerous restrictive covenants, all of which are also covenants under other debt as described in Note 3. The bank line of credit agreement also contains certain cross-default provisions with other outstanding debt of PHC and its subsidiaries. Borrowings under the line of credit are guaranteed to the extent of $2,000,000 by another subsidiary of PHC. There were no borrowings outstanding under the line of credit at September 30, 1995 or December 31, 1994.

     As of September 30, 1995 and December 31, 1994, PHC and its subsidiaries had outstanding affiliate borrowings of $6,000,000 from HCC. Of the amounts borrowed, $1,000,000, which is not due until April 1, 1998, is included in noncurrent due to affiliate in the accompanying consolidated balance sheets at September 30, 1995 and December 31, 1994. In addition, $4,750,000, which is due on May 31, 1996 and is secured by a pledge of certain notes receivable acquired by PHC during 1994 (see Note 5), is included in current borrowings from affiliate at September 30, 1995 and in noncurrent due to affiliate at December 31, 1994 in the accompanying consolidated balance sheets. The remaining balance of $250,000 is due on demand, or if no demand is made, on April 1, 1998. All such borrowings from HCC bear interest at the rate of 14% per annum, payable semiannually. Under certain conditions, PHC and its subsidiaries may obtain additional loans from HCC under similar terms.

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

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                      1995           1994
                                                 -------------   ------------

10 7/8% first mortgage notes, due 2004 (a)        $185,000,000   $185,000,000
11 5/8% senior notes, due 2004 (b)                  85,000,000     85,000,000
14 5/8% junior subordinated notes, due 2005 (c)      8,737,000      8,683,000
14 7/8% secured promissory note, due 2006, net
 of discount of $52,656,000 and $64,759,000 (d)     45,420,000     45,877,000
Other                                                3,473,000      3,840,000
                                                  ------------   ------------

   Total indebtedness                              327,630,000    328,400,000
 Less - current maturities                            (545,000)      (511,000)
                                                  ------------   ------------

   Total long-term debt                           $327,085,000   $327,889,000
                                                  ============   ============

-------------------

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

(c) On February 17, 1994, PRT Funding Corp., a subsidiary of PHC, issued $15,000,000 of junior subordinated notes (the "Junior Subordinated Notes") to HCC. At December 31, 1994, $6,317,000 principal amount of the Junior Subordinated Notes (subsequently adjusted to $6,262,000 during 1995) together with $1,914,000 of accrued interest were assigned to PHC by HCC in recognition of tax net operating losses of PHC used by HCC (see Note 4). The Junior Subordinated Notes are due in February 2005 and bear interest at the rate of 14 5/8% per annum which, subject to a PHC subsidiary meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes, is payable semiannually commencing August 17, 1994 (see Note 5).

(d) On February 17, 1994, PPI Funding Corp., a newly formed subsidiary of PHC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38,779,000 principal amount of 15 1/2% unsecured notes held by HCC and issued by PCPI Funding Corp., a subsidiary of PHC (the "PCPI Notes"). The increased principal amount of the new notes included a call premium on the exchange ($1,745,000) equal to 4 1/2% of the principal amount of PCPI Notes exchanged; such premium was also paid to third party holders of $58,364,000 principal amount of PCPI Notes concurrently redeemed. The PPI Funding Notes were discounted to yield interest at the rate of 14 7/8% per annum and had an original face value of $110,636,000. During the second and third quarters of 1995, PPI Funding Corp. repaid $5,500,000 of principal on the PPI Funding Notes, reducing the maturity value of the notes to $98,076,000. Payment of interest is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of PHC.

     Scheduled payments of long-term debt as of September 30, 1995 are set forth below:

          1995 (3 months)                          $    133,000
          1996                                          553,000
          1997                                        3,465,000
          1998                                        5,439,000
          1999                                        5,479,000
          Thereafter                                365,217,000
                                                   ------------
            Total                                  $380,286,000
                                                   ============


     Interest paid, net of amounts capitalized, amounted to $25,805,000 and $20,163,000, respectively, during the nine month periods ended September 30, 1995 and 1994.

                                   10 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(4)   INCOME TAXES

      Components of PHC's income tax (provision) benefit consisted of the following:

                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                          -------------------------            ---------------------------
                                            1995            1994                  1995             1994
                                          ---------       ---------            -----------       ---------
Federal income tax benefit                $       -       $       -            $         -       $       -
State income tax benefit (provision):
  Current                                  (675,000)       (533,000)            (1,243,000)         11,000
  Deferred                                  210,000        (317,000)               501,000        (794,000)
                                          ---------       ---------            -----------       ---------
                                          $(465,000)      $(850,000)           $  (742,000)      $(783,000)
                                          =========       =========            ===========       =========

     PHC is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and PHC, PHC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. HCC compensated PHC for the use by HCC and its subsidiaries (exclusive of PHC and its subsidiaries) of PHC's available tax net operating loss carryforwards ("NOL's") at December 31, 1994 through the assignment of principal and interest on the Junior Subordinated Notes (see
Note 3). PHC paid no federal income taxes for either of the nine month periods ended September 30, 1995 or 1994. Total state income taxes paid by PHC amounted to $85,000 and $255,000, respectively, for the nine month periods ended September 30, 1995 and 1994.

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

     PHC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $52,000,000 (after reduction for the $23,360,000 used by HCC through 1994), of which approximately $43,000,000 do not begin to expire until the year 2003. Additionally, PHC and its subsidiaries have various tax credits available totaling approximately $4,400,000, most of which expire by the year 2002. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's is more likely than not, a valuation allowance should be recorded. Due to losses sustained for both financial and tax reporting by PHC and its

                                   11 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


subsidiaries through the third quarter of 1995, management was unable to determine that realization of such asset was more likely than not and, thus, has provided valuation allowances for the entire deferred tax asset for all periods presented.

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

     The components of the net deferred tax asset were as follows:


                                     SEPTEMBER 30,   DECEMBER 31,
                                          1995           1994
                                     -------------   ------------

Deferred tax assets:
 Net operating loss carryforwards     $ 17,809,000   $ 20,462,000
 Allowance for doubtful accounts         6,869,000      6,330,000
 Investment and jobs tax credits         4,417,000      4,075,000
 Equity losses of unconsolidated
  subsidiaries and joint ventures        3,227,000      3,491,000
 Other liabilities and accruals          2,335,000      1,942,000
 Benefits accrual                        1,593,000      1,514,000
 Other                                   1,414,000        982,000
                                      ------------   ------------

  Total deferred tax assets             37,664,000     38,796,000
                                      ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization          (8,267,000)    (8,897,000)
 Other                                    (891,000)      (933,000)
                                      ------------   ------------

  Total deferred tax liabilities        (9,158,000)    (9,830,000)
                                      ------------   ------------

Net deferred tax asset                  28,506,000     28,966,000
Valuation allowance                    (28,506,000)   (28,966,000)
                                      ------------   ------------
                                      $          -   $          -
                                      ============   ============


                                   12 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)




     Receivables and payables in connection with the aforementioned tax allocation agreements were as follows:


                                        SEPTEMBER 30,      DECEMBER 31,
                                             1995              1994
                                        --------------     -------------

  Deferred income taxes - current         $ 1,680,000       $ 1,367,000
  Other noncurrent liabilities             (1,680,000)       (1,367,000)


(5)  TRANSACTIONS WITH RELATED PARTIES

     PHC operates the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which is owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. During the nine month period ended September 30, 1995, PHC made capital expenditures under the hotel operating agreement totaling approximately $700,000 toward property improvements. PHC is also obligated by the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, PHC utilized funds borrowed from HCC to purchase such underlying indebtedness with a principal balance of $13,756,000 from third parties at a cost of $6,750,000 and subject to third party indebtedness amounting to $2,706,000. Such payments (net of debt service receipts since the February 1994 note acquisition date) amounted to $131,000 and $135,000 during the three month periods ended September 30, 1995 and 1994 and $398,000 and $545,000, respectively, during the nine month periods ended September 30, 1995 and 1994. PHC recorded the note receivable from Metroplex at acquisition cost, which management believes does not exceed the estimated realizable value of the underlying collateral. The note is included in notes receivable on the accompanying consolidated balance sheets. Payments from Metroplex, including interest at the rate of 9 1/2% per annum, are due monthly with the remaining principal balance of $13,533,000 due May 31, 1996.

     A subsidiary of PHC earns, pursuant to a management agreement, a base management fee from an HCC subsidiary equal to 5% of the Aurora Casino's operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Such fees totaled approximately $2,716,000 and $2,901,000, respectively, during the three month periods ended September 30, 1995 and 1994 and $6,588,000 and $7,279,000 during the nine month period ended September 30, 1995 and 1994. Unpaid fees amounting to $2,366,000 and $2,341,000, respectively, are included in due from affiliates in the accompanying consolidated balance sheets at September 30, 1995 and December 31, 1994.

     Pursuant to a ten-year consulting agreement with the HCC subsidiary which owns and operates the Tunica Casino, a subsidiary of PHC receives monthly consulting fees of $100,000. The PHC subsidiary earned total fees of $300,000 during each of the three month periods ended September 30, 1995 and 1994, and $900,000 during each of the nine month periods ended September 30, 1995 and 1994.

                                   13 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     HCC is obligated under the terms of an administrative services agreement to pay PHC $50,000 per month. In addition, PHC and its subsidiaries share certain general and administrative costs with HCC. Net allocated costs and fees charged to HCC by PHC amounted to $63,000 and $238,000, respectively, during the three and nine month periods ended September 30, 1995 and $49,000 and $194,000, respectively, for the three and the nine month periods ended September 30, 1994. Receivables in connection with such allocated costs and fees in the amounts of $19,000 and $77,000, respectively, are included in due from affiliates in the accompanying consolidated balance sheets at September 30, 1995 and December 31, 1994.

     Interest expense with respect to borrowings from HCC is set forth below:

                                          THREE MONTHS ENDED                       NINE MONTHS ENDED
                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                --------------------------------------  ---------------------------------------
                                       1995               1994               1995                  1994
                                ------------------  ------------------  ------------------  -------------------
PPI Funding Notes and PCPI
  Notes held by HCC (Note 3)       $1,656,000           $1,540,000         $5,043,000           $4,502,000
Junior Subordinated
  Notes (Note 3)                      321,000              548,000            956,000            1,365,000
Short-term borrowings
  (Note 2)                            215,000              215,000            637,000            1,031,000

     During the three month period ended March 31, 1994, a newly formed PHC subsidiary issued $40,524,000 discounted principal amount of PPI Funding Notes in exchange for the PCPI Notes held by HCC (see Note 3). Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balance at September 30, 1995 and December 31, 1994.

     Interest accrued on short-term borrowings, which amounted to $238,000 and $23,000, respectively, at September 30, 1995 and December 31, 1994, is included in interest payable on the accompanying consolidated balance sheets together with interest on the Junior Subordinated Notes amounting to $959,000 at September 30, 1995. Outstanding interest on the Junior Subordinated Notes at December 31, 1994 was assigned to PHC by HCC in recognition of tax net operating losses of PHC used by HCC (see Note 3).

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

                                   14 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


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

(7)  PROGRESSIVE JACKPOT

     Regulations approved by the New Jersey Casino Control Commission allow casino licensees to establish time limits for offering progressive slot machine jackpots to customers. Upon the expiration of the stated time

                                   15 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


limits, and upon providing proper notice to the casino customers, casino licensees are afforded certain relief including the reduction or removal of the progressive jackpot from the gaming floor. Accordingly, during the second quarter of 1994, the Sands removed certain progressive jackpots from the gaming floor, resulting in the reversal of $1,035,000 of progressive jackpot liabilities and the corresponding recognition of an equal amount of slot machine revenues.

(8)  SUPPLEMENTAL CASH FLOW INFORMATION

     During the third quarter of 1995, an adjustment of $55,000 was made to the 1994 year end assignment of a portion of the Junior Subordinated Notes by HCC to PHC (see Notes 3 and 4). Such adjustment has been reflected as a charge to paid-in capital and has been excluded from the accompanying consolidated statement of cash flows as a noncash transaction.

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

                                   16 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     GENERAL

     PHC's consolidated net revenues decreased to $83.3 million during the three months ended September 30, 1995 from $90.4 million for the same period of 1994, partially offsetting revenue gains achieved during the first half of 1995. Nine month net revenues reflect an increase to $231.3 million for 1995 from $223.4 million for 1994. PHC's income from operations also declined to $11.8 million during the third quarter of 1995 from $17.3 million during the same period of 1994; however, income from operations was substantially unchanged for the nine month period ended September 30, 1995 compared to 1994. As further explained below, a decline in revenues and income from operations at the Sands during the third quarter of 1995 compared to the record-setting third quarter results in 1994 negatively impacted PHC's consolidated results of operations.

    GAMING OPERATIONS

    The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                    --------------------         -----------------------
                                                      1995       1994               1995         1994
                                                    --------   --------          ----------   ----------
                                                            (in thousands, except percentages)
REVENUES:
 Table games                                        $ 24,978   $ 30,114          $   72,521   $   73,900
 Slot machines                                        46,038     47,509             126,616      117,477
 Other (1)                                             1,219      1,400               3,434        3,223
                                                    --------   --------          ----------   ----------

  Total                                             $ 72,235   $ 79,023          $  202,571   $  194,600
                                                    ========   ========          ==========   ==========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)                                        $170,245   $182,609          $  463,555   $  453,207
                                                    ========   ========          ==========   ==========

 Hold Percentages: (3)
  Sands                                                 14.7%      16.5%               15.6%        16.3%
  Atlantic City Casino
   Gaming Industry                                      15.7%      15.7%               15.9%        15.7%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)                                      $521,596   $540,056          $1,459,882   $1,319,909
                                                    ========   ========          ==========   ==========

 Sands' Hold Percentage:(3)(4)                           8.8%       8.8%                8.7%         8.8%

____________________________

(1) Consists of revenues from poker ($830,000 and $2.4 million, respectively, for the three and nine month periods ended September 30, 1995 and $947,000 and $2.2 million, respectively, for the three and nine month periods ended September 30, 1994) and simulcast horse racing wagering ($389,000 and

                                   17 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     $1 million, respectively, for the three and nine month periods ended September 30, 1995 and $453,000 and $1 million, respectively, for the three and nine month periods ended September 30, 1994).

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

     Table games drop decreased $12.4 million (6.8%) for the three month period ended September 30, 1995 compared with the same period of 1994, reducing the overall nine month increase to $10.3 million (2.3%). These changes compare with increases of 3.8% and 4.8% in table drop for all other Atlantic City casinos during the same periods. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 8.5% from 9.3% during the third quarter of 1995 compared to the same period in 1994. Overall, the Sands' table game market share for the first nine months of 1995 has decreased to 8.6% from 8.8% during the same period of 1994. The Sands' third quarter table game drop decrease is largely attributable to an increase in competitive pressures in the rated table market segment, of which a significant portion is in the "high end" and mid-market segments. Such decreases have been offset on a year to date basis by increases in the unrated table segment.

     Slot machine handle decreased slightly ($18.5 million (3.4%)) during the third quarter of 1995 compared with the same period of 1994, reducing the overall nine month slot machine handle increase to $140 million (10.6%) in 1995 over 1994. In spite of the increase in the Sands' average number of slot machines during the first nine months of 1995 of 14.3% compared to the Atlantic City industry increase of 10.9%, the Sands' increase in slot machine handle for the period lagged the increase in slot machine handle for all other Atlantic City casinos of 17.5% during the same period. During the second quarter of 1995, the Sands discontinued certain marketing programs and promotions (particularly slot promotions which included cash giveaways) which management deemed to be marginally profitable. This strategy worked well during the 1995 second quarter; however, entering the peak summer season, many of the Sands' competitors increased such spending programs and the Sands lost market share in the highly profitable mass market segment.

     The Sands' decreases in table game drop and slot machine handle during the third quarter are also a direct result of significantly increased competition from a number of casinos in Atlantic City which completed significant expansion projects and mounted aggressive marketing campaigns during this period. Similarly, during 1994, the Sands' incurred significant marketing and advertising expenditures associated with the opening of its expanded gaming facility on July 1, 1994. Such expenditures primarily impacted slot machine

                                   18 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


handle from the infrequent mass market customer and resulted in record levels of gross wagering during the third quarter of 1994, which could not be sustained in 1995.

     REVENUES

     Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased by $6.8 million (8.6%) and increased by $8 million (4.1%), respectively, for the three and nine months ended September 30, 1995 compared with the same periods of 1994. Casino revenues during the second quarter of 1994 included the recognition of approximately $1 million resulting from the reversal of certain progressive jackpot liabilities; the exclusion of such amount from 1994 revenues results in a more comparable 1995 nine month increase in casino revenues of 4.7%. The decrease in revenue during the third quarter of 1995 results from reduced marketing efforts as discussed above, compounded by a decline in the third quarter table game hold percentage to 14.7% in 1995 from 16.5% in 1994.

     Rooms revenue did not change significantly during the three and nine month periods ended September 30, 1995 compared with the same periods of 1994. Food and beverage revenues increased $1.2 million (13.3%) and $2.5 million (10.6%), respectively, for the third quarter and nine months ended September 30, 1995 compared with the prior year as a result of the opening of the Sands' Epic Buffet during the third quarter of 1995. Other revenues decreased $795,000 (14.2%) and $1.5 million (10.9%), respectively, during the third quarter and the first nine months of 1995 compared to the same periods in 1994 as a result of decreases in headliner entertainment at the Sands during 1995 as compared to 1994 and reductions in management fees earned from the operation of the Aurora Casino. Such management fees were negatively impacted by the removal from service of one of the Aurora Casino's two riverboats for a period of 30 days during the second quarter while the boat was being expanded and by a decline in the Aurora Casino's operating results due to increased competition in its market area.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. These allowances, as a percentage of rooms, food and beverage and other revenues at the Sands, have increased to 57.5% and 59%, respectively, during the third quarter and first nine months of 1995 from 54.7% and 58.5% , respectively, during the corresponding periods of 1994. These increases are attributable to promotional activity associated with the 1995 opening of the Epic Buffet.

     DEPARTMENTAL EXPENSES

     Casino expenses at the Sands did not change significantly during the third quarter and increased $8.6 million (5.9%) during the first nine months of 1995 compared with the same periods in 1994. Higher operating costs during the first half of 1995 resulted primarily from increased casino patronage at the expanded Sands facility. The increased costs were most apparent during the first quarter of 1995, which saw a $7.7 million increase (18.3%) compared to the first quarter of 1994. Higher operating costs have been substantially offset during the second and third quarters of 1995 by decreases in marketing programs as previously discussed and by other cost containment measures implemented by management.

                                   19 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     Rooms expense did not change significantly during the third quarter of 1995 and increased $293,000 (9.5%) during the first nine months of 1995 compared with the same periods in 1994. The nine month increase results primarily from increased operating and payroll costs due to higher occupancy rates at the Sands. These costs were offset by an increase in room complimentaries during the third quarter of 1995 resulting in a greater portion of operating costs being charged to casino expenses. Although food and beverage expense increased $109,000 (3.2%) during the third quarter of 1995 compared to the same period in 1994, such expenses decreased by $692,000 (7.5%) during the nine months ended September 30, 1995 compared to 1994. Increased costs associated with the third quarter opening of the Sands' Epic Buffet have been offset by increases in food and beverage complimentaries allocated to the casino department. Other expenses decreased $1.1 million (50.4%) and $1.1 million (24.8%) during the third quarter and first nine months of 1995 compared with 1994 due to reductions in headliner entertainment at the Sands.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased by $752,000 (10.8%) during the third quarter of 1995 compared to 1994 primarily due to reductions in payroll and marketing costs at the Sands. Such expenses did not change significantly during the nine month period ended September 30, 1995 compared to the same period in 1994.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased $208,000 (3.9%) and increased $1.1 million (7.8%), respectively, during the three and nine month periods ended September 30, 1995 as compared with 1994. Increases in depreciation expense during the current year attributable to the 1994 expansion of gaming space at the Sands were offset in the third quarter of 1995 by reduced amortization of investment credits on obligatory investments contributed to the Casino Reinvestment Development Authority ("CRDA") (see "Liquidity and Capital Resources - Capital Expenditures and Obligatory Investments").

     INTEREST

     Interest income decreased $701,000 (52.9%) and $748,000 (29.4%), respectively, during the three and nine month periods ended September 30, 1995 compared to the same periods in 1994 due primarily to the recognition of interest earned on funds escrowed for the repayment of debt as part of GBHC's 1994 debt refinancing (see "Liquidity and Capital Resources - Financing Activities"). In addition, PHC earned interest income during 1994 on the underlying indebtedness of a noncasino hotel which it had previously sold; such indebtedness was repaid during the third quarter of 1994. The resulting decrease in interest income was partially offset by incremental interest earned on the underlying indebtedness of another noncasino hotel operated by PHC purchased during February 1994 (see Note 5 of Notes to Consolidated Financial Statements). Interest expense did not change significantly during either the three or nine month periods ended September 30, 1995.

                                   20 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     INCOME TAX PROVISION

     PHC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $52 million (after reduction for approximately $23 million used by HCC through 1994), of which approximately $43 million do not begin to expire until the year 2003. Additionally, PHC and its subsidiaries have various tax credits available totaling approximately $4.4 million, many of which expire by the year 2002. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that utilization of such NOL's is more likely than not, a valuation allowance should be recorded. Due to losses sustained for both financial and tax reporting by PHC and its subsidiaries through the third quarter of 1995, management was unable to determine that realization of that asset was more likely than not and, thus, provided valuation allowances for the entire deferred tax asset for all periods presented.

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

     LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES

     PHC's principal assets and sources of revenues are the Sands and management and consulting contracts with the Aurora Casino and the Tunica Casino. During the first nine months of 1995, PHC's net cash provided by operating activities (after net interest expense and income taxes) amounted to $23.6 million. A PHC subsidiary receives a base management fee equal to 5% of operating revenues (as defined in the management agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the management agreement) from the operation of the Aurora Casino. Management fees received during the first nine months of 1995 amounted to $6.6 million. During 1994, a subsidiary of PHC entered into a consulting agreement with HCT with respect to the Tunica Casino which provides for the payment of $1.2 million annually by the Tunica Casino to the subsidiary for consulting services and for reimbursement of direct costs and expenses incurred.

                                   21 of 25

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     The Sands' earnings before depreciation, interest, amortization, taxes and intercompany management fees of more than $42 million during each of the last five years have been sufficient to meet its debt service obligations (other than certain maturities of principal that have been refinanced) and to fund a substantial portion of its capital expenditures. Cash provided by operating activities at the Sands, prior to payment of management fees to a subsidiary of PHC, during the nine month period ended September 30, 1995 amounted to $19.3 million. Historically, the Sands has also utilized short-term borrowings to fund seasonal cash needs and for certain capital projects.

     PHC utilized its operating cash flow together with existing cash during the first nine months of 1995 to fund capital additions ($16.4 million), prepay long-term indebtedness to HCC ($5.5 million), make obligatory investments at the Sands ($2.1 million) and provide funding to an unconsolidated partnership for the refurbishment of a Florida hotel property ($1.1 million).

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

     Effective December 31, 1994, HCC began compensating PHC for the use of PHC's available tax net operating loss carryforwards. For the year ended December 31, 1994, such payment was effected through the assignment to PHC of $6.3 million principal amount of the 14 5/8% junior subordinated notes issued by HCC to a subsidiary of PHC together with $1.9 million of accrued interest thereon.

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


Funding Notes due April 15, 2004. Proceeds from the debt offerings were used, in part, to refinance outstanding mortgage notes on the Sands and other indebtedness scheduled to mature in 1994, to repay $58.4 million of publicly held PCPI Notes and to provide partial funding for an expansion of gaming space at the Sands. During the first nine months of 1995, the PHC Group repaid long-term indebtedness of $5.9 million, including the payment of $5.5 million to HCC in connection with a deferred interest note issued by HCC as part of the refinancing. Scheduled maturities of long-term debt during the remainder of 1995 are $133,000.

     During June 1994, GBHC entered into an agreement for a $5 million bank line of credit, which was renewed in April 1995, and all of which was available for working capital purposes at September 30, 1995. Management does not anticipate additional borrowings on this line of credit during the fourth quarter of 1995.

     CAPITAL EXPENDITURES AND OTHER INVESTMENTS

     Property and equipment additions during the first nine months of 1995 totaled $16.4 million, of which capital expenditures at the Sands amounted to approximately $15.7 million. Projects completed during 1995 include the Epic Buffet and the relocation of the Sands' simulcast and poker facilities and reconfiguration of slot machines. Management anticipates capital expenditures during the remainder of 1995 will be approximately $3 million as the Sands continues its conversion to a motion picture theme currently used by affiliated HCC facilities. This motion picture theme utilizes designs inspired by famous movies, displays of motion picture memorabilia and movie-themed gaming, entertainment and dining facilities. The entire thematic conversion is expected to take 18 to 24 months at a cost in excess of $25 million with funding anticipated to be provided by cash flow from operations. Projects currently planned during the remainder of 1995 include additional refinements to the Epic Buffet and the Sands' retail outlet, enhancements to management information systems and continued renovation of hotel rooms and suites. PHC's additional capital expenditures during the first nine months of 1995 included approximately $700,000 of property improvements at a non-casino hotel property it operates under an agreement with Metroplex Hotel Limited (see Note 5 of Notes to Consolidated Financial Statements).

     The Sands is required by the New Jersey Casino Control Act to make certain investments with the CRDA, a governmental agency which administers the statutorily mandated investments and reinvestments made by casino licensees. Deposit requirements for the first nine months of 1995 totaled $2.1 million and are anticipated to be approximately $896,000 during the remainder of 1995.

     PHC has also agreed to contribute up to $3.9 million, approximately $1.9 million of which has been paid as of September 30, 1995 (including $1.1 million in the first nine months of 1995), as an additional investment in an unconsolidated hotel partnership to refurbish the hotel facility in Orlando, Florida. Anticipated contributions during the remainder of 1995 toward such commitment are approximately $750,000. Such contributions are in recognition of PHC's partner having agreed to make $5 million in principal reductions on the underlying mortgage note on the facility of which $3.5 million were made during 1994.

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

                                   24 of 25

PART II:  OTHER INFORMATION
---------------------------

     The registrant did not file any reports on Form 8-K during the quarter ended September 30, 1995.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               PRATT HOTEL CORPORATION
                                               -----------------------
                                                      Registrant



Date:    November 10, 1995                 By:/s/  John C. Hull
       --------------------                   -------------------------
                                                   John C. Hull
                                               Corporate Controller

                                   25 of 25

                               INDEX TO EXHIBITS
                               -----------------



Exhibit
Number                              Description
------                              -----------

  27 Financial Data Schedule for the Three and Nine Month Periods Ended September 30, 1995