Form 10-K
period 1995-12-31
PRATT HOTEL CORP /DE/
filed 1996-03-29
CIK 30117

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                   DECEMBER 31, 1995
                          -----------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to
                               ----------------------    -----------------------

Commission file number             1-6339
                       ------------------------------

                         PRATT HOTEL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  75-1295630
-------------------------------------   ----------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

  TWO GALLERIA TOWER, SUITE 2200
      13455 NOEL ROAD, LB 48
          DALLAS, TEXAS                                 75240
------------------------------------    ---------------------------------------
  (Address of principal executive                    (Zip Code)
           offices)

(Registrant's telephone number,
     including area code):                          (214) 386-9777
                                        ----------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

           COMMON STOCK,
       PAR VALUE $.10 PER SHARE                    AMERICAN STOCK EXCHANGE
------------------------------------    ---------------------------------------
        Title of each class                       Name of exchange on which
                                                          registered

       Securities registered pursuant to Section 12(g) of the Act:  NONE

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         YES  X         NO
                                                     ------        ------

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of such stock on March 25, 1996, was $2,240,341. For the purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officer, directors and beneficial owners are, in fact, affiliates of the registrant. As of March 25, 1996, 5,186,627 shares of Common Stock, $.10 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                    Portions of the following documents are incorporated by reference into the indicated part or parts of this report.

                                 None

                                    PART I


ITEM 1.  BUSINESS

GENERAL
-------

          Pratt Hotel Corporation, a Delaware corporation, and its subsidiaries ("PHC") are engaged primarily in the ownership, operation and management of casino/hotels and hotels in the United States and Puerto Rico; the management of a riverboat gaming and entertainment facility located in Aurora, Illinois (the "Aurora Casino") and providing consulting services to a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino"). Approximately 20% of PHC's outstanding common shares are listed and traded on the American Stock Exchange under the symbol PHC. The remaining 80% of the common shares of PHC are owned by Hollywood Casino Corporation ("HCC"), a Delaware corporation with approximately 47% of its outstanding common shares listed and traded on the NASDAQ under the symbol HWCC. The remaining outstanding HCC common shares are owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family"). HCC also owns the Aurora Casino and the Tunica Casino.

          PPI Corporation ("PPI") is a wholly owned subsidiary of PHC which owns various entities related to PHC's Atlantic City gaming operations. Included herein as wholly owned subsidiaries of PPI are: GB Property Funding Corp., the issuer of $185 million of 10 7/8% First Mortgage Notes, due 2004 (the "10 7/8% First Mortgage Notes"), PRT Funding Corp., the issuer of $85 million of 11 5/8% senior notes, due 2004 (the "PRT Funding Notes"); New Jersey Management, Inc. ("NJMI"), which manages the operations of the Sands; Pratt Management, L.P. ("PML"), which manages the operations of the Aurora Casino; Pratt Casino Corporation ("PCC"), which earns consulting fees from the Tunica Casino; and Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"), which generates a substantial majority of PHC's consolidated revenues. The Sands is not affiliated with the Sands Hotel and Casino in Las Vegas, Nevada. PHC is also engaged to a lesser extent in the casino gaming business in Puerto Rico and the management of hotels in the United States.

          The principal executive offices of PHC are located at Two Galleria Tower, Suite 2200, 13455 Noel Road, Dallas, Texas 75240, telephone (214) 386-9777.

THE SANDS
---------

          In addition to an ongoing capital improvements program designed to maintain the appearance and attractiveness of the Sands facilities through periodic remodelings and renovations, a number of significant projects have been undertaken to enhance the Sands' operations. Such projects have included the expansion of gaming space from the original 32,000 square feet in 1981 to the present 75,000 square feet; the construction of an adjacent multi-level parking garage to attract drive-in patrons; the completion of an elevated, enclosed, one-way moving sidewalk (the "People Mover") connecting the Sands to the Boardwalk; and the renovation of an adjacent nine-story office building for use as administrative offices.

          The Sands has begun a phased introduction of a motion picture theme (the "Hollywood Theme") currently used by other gaming facilities managed by subsidiaries of PHC on behalf of HCC. The Hollywood Theme incorporates designs inspired by famous movies, displays of motion picture memorabilia and movie themed gaming, entertainment and dining areas. Management believes the timelessness and flexibility of the Hollywood Theme will have particular appeal to Atlantic City casino patrons who tend to visit frequently. Implementation of the Hollywood Theme, which will be accomplished as part of the ongoing capital improvements program, began with the 1995 openings of the "Epic Buffet," a highly themed food and beverage facility, and the Hollywood Casino(R) Studio Store, a highly themed retail complex. The conversion is expected to be completed in 1997.

          Business Strategy. The Sands' success in the highly competitive
          -----------------
Atlantic City market is attributable to its depth of experienced management, its marketing strategy of seeking higher-value repeat patrons, an ongoing capital improvements program, and its use of sophisticated casino information technology to monitor and control certain casino operations and to target marketing efforts toward frequent visitors while limiting costly mass promotions. Traditionally, the Sands has been successful in its marketing efforts toward the high end, frequent table game and slot patron through its offering of private, limited-access facilities and related amenities to premium patrons. While the Sands is continuing to maintain its position in this segment, the completion of the Sands' expansion in 1994 has allowed the Sands to broaden its appeal to the mass drive-in patron for continued growth in this market segment.

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

          The marketing strategy of the Sands is to attract higher-value, repeat patrons who return frequently and typically have larger gaming budgets than other patrons who do not gamble regularly. The Sands will continue its strategy to attract these segments through its focus of capital dollars in its high-end slot product and conversion to the Hollywood Theme. The Sands' facilities and programs, including the Plaza Club and the Island Club, have been designed to appeal principally to these target patrons.

          In implementing the Sands' marketing and operating strategy, the Sands uses proprietary casino information technology developed by Advanced Casino Systems Corporation ("ACSC"), an affiliate of GBHC. This technology includes ACSC's table game and slot machine monitoring systems which enable the Sands to track and rate patron play through the use of a casino player's card. These systems provide management with the key characteristics of patron play as slot machines and table games are connected with its data base monitoring system. When patrons use the casino player's card at slot machines or table games, the information is immediately available to management and allows management to implement marketing programs to recognize and reward patrons during their visits to the casino. Such promotions and complimentaries include free meals, hotel accommodations, retail merchandise, parking and sweepstakes giveaways based on slot machine patrons' gross wagering. Management believes that its ability to reward its customers on a "same-visit" basis is valuable in developing a loyal base of higher value patrons. ACSC's systems also allow the Sands to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs. ACSC also has developed a system that the Sands utilizes to capture and maintain patron information necessary in implementing its casino players' card and other data base marketing programs.

          Management uses its data bases to focus its marketing efforts on patrons who have been identified as higher value patrons. Management believes that its process of identifying higher value patrons, encouraging participation in its casino player's card program and tailoring promotions and special events to cater to this market segment enhances the profitability of the Sands.

          The Sands also markets to the "mass" casino patron market segment through various forms of advertising media as well as through group and bus tour packages. Once new patrons are introduced to the Sands' gaming facilities and the casino player's card program, management uses its data base capabilities to direct market to these patrons in an attempt to convert them into higher value patrons.

          Competition.  The Sands faces intense competition from the 11 other
          -----------
existing Atlantic City casinos. According to reports of the New Jersey Casino Control Commission (the "Casino Commission"), the twelve Atlantic City casinos currently offer over 950,000 square feet of gaming space. Several companies have recently announced plans to build and operate additional casino/hotels over the next few years. For example, Mirage Resorts and Circus Circus have jointly submitted a proposal to the city for an approximately $1 billion resort complex consisting of two casinos, two 2,000 room hotels, several theaters and an upscale shopping concourse. In addition, other individuals have submitted applications and have been qualified in New Jersey to hold casino licenses. Legislation enacted during 1993 requires the allocation of $100 million of Casino Reinvestment Development Authority ("CRDA") funds and credits to subsidize the construction of new hotel rooms by casinos in Atlantic City. The CRDA is a governmental agency which administers the statutorily mandated investments made by casino licensees. Competitors of the Sands which have the financial resources and that can currently access such funds and are capable of physically expanding their facilities so as to take advantage of such subsidy may benefit disproportionately from such recently enacted legislation. Plans have been announced by other casino operators to complete in excess of 3,400 rooms within the required subsidy period. In addition, management expects that many casinos will expand their gaming facilities as a result of recent Atlantic City regulations which allow casinos to increase the number of slot machines and which allow poker in conjunction with wagering on simulcast horse racing and keno. The expansion of existing gaming facilities and the addition of new casinos could significantly increase the competitiveness of the Atlantic City market.

          New Jersey requires newly constructed casino/hotel facilities to have a minimum of 500 hotel rooms. This requirement, along with the high initial capital investment required to develop and open a new casino/hotel in Atlantic City, may prove a deterrent to additional new competitors in the market.

          In this highly competitive environment, each property's relative success is affected by a great many factors that relate to its location and facilities. These include availability and number of parking facilities, hotel accommodations, proximity to the Boardwalk, proximity to other casino/hotels, and access to the main expressway entering into Atlantic City. GBHC believes its operating strategy and facilities have enabled it to compete effectively against most other Atlantic City casino/hotels, many of which have greater sources of funding for capital improvements and financial resources for marketing and promotional budgets than GBHC.

          Management estimates that a significant amount of the Sands' revenues is derived from patrons living within a 120 mile radius of Atlantic City, New Jersey, particularly from southeastern Pennsylvania, northern New Jersey and metropolitan New York City. If casino gaming were to be legalized in those areas or in other venues that are more convenient to those areas, it could have a material adverse effect on the Sands. Gaming is currently conducted on Indian lands in nearby states, including the Foxwoods Casino in Connecticut and the Turning Stone Casino in Oneida, New York near Syracuse.

          Industry Developments.  A number of significant changes to the
          ---------------------
regulations governing the casino industry have been initiated and approved by New Jersey regulators since 1991, beginning with the implementation of 24-hour gaming on a limited basis, the introduction of new types of games, greater flexibility in the allocation of a facility's floor space and relief in employee licensing requirements. During 1992, additional regulatory changes were adopted which resulted in 24-hour gaming without limitation, increased the allowable number of slot machines on the casino floor and approved new casino games including poker in conjunction with wagering on simulcast horse racing and keno.

          Additional deregulation of the industry occurred in 1995 with the enactment of legislation amending the New Jersey Casino Control Act (the "Casino Act"). Among other things, the amendments allow an increase from 50,000 to 60,000 square feet of casino space for the minimum required 500 hotel rooms, eliminate any licensing requirements for certain hotel employees, provide for temporary licensing for all casino employees, increase the maximum renewal period of casino licenses for up to four years, permit the square footage of simulcast space to be considered in determining the permissible density of slot machines, and eliminate business and experience requirements for employee licensing. The legislation also removes the ownership limit of three casino licenses per person.

          Partly as a result of such regulatory changes, the Atlantic City gaming industry has continued to grow. Revenues have increased from $3.3 billion in 1993 to $3.4 billion in 1994 (an increase from the previous year of 3.7%) and to $3.7 billion in 1995 (an increase from the previous year of 9.5%). The 1995 increase resulted primarily from an overall expansion of gaming space to approximately 950,000 square feet at the end of 1995 from approximately 925,000 square feet at the end of 1994, and a rebound in revenues from the first two months of 1994 which were negatively impacted by severe weather.

          Casino/hotel operators have also benefited in recent years from a trend toward increased slot play as slot machines have increasingly become more popular than table games with loyal and frequent patrons, as well as with recreational and other casual visitors. Casino operators have also been catering increasingly to slot patrons through new forms of promotions and incentives such as slot machines which are linked between the various casinos to pay out a pooled jackpot and more attractive gaming machines. Slot machines generally produce higher margins and profitability than table games because they require less labor and have lower operating costs. As a result, slot machine revenue growth has significantly outpaced table game revenue growth in recent years to the point where for 1995 slot win accounted for approximately 68.7% of total Atlantic City gaming win. Table games remain important, however, in catering to the higher-end segment of gaming patrons as well as in adding to the gaming ambience and providing a varied gaming experience.

          Casino Credit.  Casino operations are conducted on both a credit and a
          -------------
cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable under New Jersey law. For the three years ended December 31, 1995, gaming credit extended to Sands' customers accounted for approximately 28.9% of overall table game wagering, while table game wagering accounted for approximately 25.7% of overall casino wagering during the period. At December 31, 1995 and 1994, gaming receivables amounted to $26.1 million and $26.5 million, respectively, before allowances for uncollectible gaming receivables amounting to $16.4 million and $15.2 million, respectively. Management of the Sands believes that the allowances for uncollectible gaming receivables are adequate.

          License Agreement.  PHC entered into a 99-year license agreement (the
          -----------------
"Sands License Agreement") during 1987 to use the trade name "Sands" in Atlantic City, New Jersey. GBHC pays an annual royalty of 3% of gross room charges, as defined in the Sands License Agreement. Such charges amounted to $288,000 during each of the years ended December 31, 1995 and 1994 and $294,000 during the year ended December 31, 1993.

          Employees and Labor Relations.  In Atlantic City, all casino
          -----------------------------
employees, except certain hotel employees, must be licensed under the Casino Act. Due to the seasonality of the operations of the Sands, the number of employees varies during the course of the year. At December 31, 1995, there were approximately 3,400 employees at the Sands. The Sands has collective bargaining agreements with two unions that represent approximately 1,000 hotel employees, substantially all of whom are represented by the Hotel, Restaurant Employees and Bartenders International Union, AFL-CIO, Local 54. The collective bargaining agreements expire in September 1999. Management considers its labor relations to be good.

PRATT MANAGEMENT, L.P.
---------------------

          PML manages the Aurora Casino pursuant to the Aurora Casino Management Contract, which was executed in June 1991 and has an initial term of 99 years. PML acts as the sole and exclusive agent in the supervision, direction and control of the management of the Aurora Casino and any additions or expansions thereof.

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

          PML also receives an incentive fee equal to 10% of gross operating profit (as defined in the agreement). However, for as long as certain HCC indebtedness remains outstanding, the incentive fee may not be paid until Gross Operating Cash Flow (as defined in the agreement) is at least $25 million for any consecutive 12 month period.

          The Aurora Casino Management Contract can be terminated by either party upon 45 days prior written notice in the event of the other party's material breach of the agreement, inability to pay debts generally as they become due, bankruptcy or other similar proceedings, action to suspend normal business operations, or imposition of any materially adverse levy or judgment. Furthermore, PML has the right to terminate if the HCC subsidiary which owns the Aurora Casino fails to furnish funds required for PML to manage the Aurora Casino or fails to compensate or reimburse PML. In such case, PML is entitled to liquidated damages in an amount equal to 10 times the aggregate base services fee and incentive fee earned by PML in the preceding fiscal year.

THE AURORA CASINO
-----------------

          The Aurora Casino commenced operations on June 17, 1993 and is one of only four casinos currently operating within 50 miles of downtown Chicago. The Aurora Casino currently consists of two multi-level riverboat casinos containing an aggregate of approximately 32,100 square feet of gaming space with approximately 945 slot machines and approximately 60 table games. The Aurora Casino also includes an approximately 64,000 square foot land-based Pavilion through which patrons board the facility's two riverboat casinos via enclosed passenger loading ramps. The highly themed Pavilion features a glass-domed, four-story atrium with two grand staircases, two upscale lounges, two gourmet restaurants, a large buffet and a snack bar. Patrons of the Aurora Casino are offered valet parking or may self-park in either a multi-level parking garage that accommodates approximately 840 cars or other available surface parking.

          In order to enhance the operating performance of the Aurora Casino, HCC recently completed a number of improvements to the Aurora facility. The first phase of this project was completed on May 10, 1995 with the opening of a 10,000 square foot expansion of one of the Aurora Casino's riverboats. Management believes that prior to the expansion, the Aurora Casino's gaming facilities were capacity constrained during peak periods, which limited the property's operating performance. The casino expansion increased the Aurora Casino's gaming space by approximately 45% to the current 32,100 square feet, allowed the facility to offer patrons the maximum number of gaming positions permitted by Illinois gaming regulations in a spacious, highly-themed setting and permitted the addition of over 235 slot machines. HCC also completed a renovation of the Aurora Casino's second riverboat casino in September 1995. This renovation included the installation of new interior decor more extensively utilizing HCC's Hollywood Theme and the reconfiguration of the gaming area to provide a more spacious and comfortable setting. In addition to expanding and improving the Aurora Casino's gaming space, HCC recently completed an extensive redesign of the Epic Buffet, a highly themed food and beverage facility.

          HCC has also begun construction of a new five-story, approximately 500-space parking garage directly across the street from the Pavilion. Management believes that this approximately 60% increase in covered parking capacity will significantly enhance access to the Aurora Casino since a majority of the facility's patrons arrive by car. The parking garage will contain approximately 1,500 square feet of retail space and will be connected to the Pavilion through a climate controlled tunnel. This retail space is planned as a "Hollywood Casino(R) Studio Store," a highly themed store selling logo items licensed from motion picture studios as well as first-run movies on videocassette. HCC has agreed with the City of Aurora and the Aurora Metropolitan Exposition, Auditorium and Office Building Authority ("ACCA") to jointly construct the parking garage and to also renovate ACCA's existing North Island Center banquet and meeting facilities. The renovation of the banquet and meeting facilities will allow the Aurora Casino to cater to groups of up to 450 people. Construction commenced in September 1995 and is scheduled to be completed by July 1996.

          Business Strategy.  The Aurora facility's primary market is the
          -----------------
affluent suburbs north and west of Chicago. Based on a sampling of its patrons, management believes that the casino drew approximately 44% of its patrons from such suburbs during 1995. Approximately 7.1 million people live within a 40-mile radius and approximately 11.6 million people live within a 100-mile radius of the Aurora Casino. The facility is easily accessible from major highways, can be reached from downtown Chicago in approximately 50 minutes by train with an average of 20 trips a day, and is approximately 30 miles from O'Hare International Airport. The four operating Chicago-area casinos, including the Aurora Casino, have approximately 132,000 square feet of combined gaming space. No additional casinos may be licensed in Illinois without the passage of new state legislation.

          The Aurora Casino's riverboats currently depart from their landings for between 13 and 14 cruises daily, commencing at various times from 8:30 a.m. until 4:30 a.m. This schedule may be varied, based on experience and seasonal factors. Once passengers board, they are permitted to game during the half hour prior to the time the riverboat departs. After the excursion, passengers are permitted to game for another half hour before new passengers board, for a total of up to three hours of gaming per cruise. In addition, Illinois regulations permit dockside gaming if the riverboat captain reasonably determines that it is unsafe to cruise due to inclement weather, mechanical or structural problems or river icing. During dockside gaming, the Aurora riverboats operate on their normal schedules and passengers may leave the vessels at any time but may board only during the half hour prior to the regularly scheduled start of the cruise.

          The Aurora Casino employs a marketing strategy designed to take advantage of its proximity to the affluent northern and western suburbs of Chicago and the large population base of the Chicago metropolitan area. Management uses the patron data base information developed through ACSC's systems to focus its marketing efforts on patrons who have been identified through the system as having the characteristics of a higher value patron. Given the limited number of gaming positions available on each daily casino excursion, management believes that its process of identifying the premium patron, encouraging participation in its casino players' card program and tailoring promotions and special events to cater to this market segment will enhance the profitability.

          The Aurora Casino also markets to the "mass" casino patron market segment through various forms of advertising media as well as through group and bus tour packages. Once new patrons are introduced to the gaming facility and the casino players' card program, management uses its data base capabilities to direct market to these patrons in an attempt to convert them into higher value patrons.

          Management believes that the Aurora Casino's facilities, in particular its highly themed dockside Pavilion and its close proximity to the city-owned Paramount Theatre, a 1,900-seat art deco theatre in which HCC features headliner entertainment, are appealing to both the premium and mass casino patron markets. Entertainers who have appeared include Frank Sinatra, Tom Jones, Ann-Margaret, the Temptations, Howie Mandel, Willie Nelson and the Bolshoi Ballet.

          Competition.  The gaming industry is highly fragmented and
          ------------
characterized by a high degree of competition among a large number of participants, some of which have greater financial and other resources than HCC. Competitive gaming activities include land-based casinos, dockside casinos, riverboat casinos, video lottery terminals, Indian gaming and other forms of legalized gaming in the United States and other jurisdictions. Casino gaming is currently permitted in a number of states, including Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, Montana, Nevada, New Jersey and South Dakota, and in

Windsor, Ontario, Canada, as well as on Native American Indian lands in certain states. Other jurisdictions may legalize gaming in the near future. Several states have proposals to legalize gaming either introduced or being prepared for introduction to their state legislatures. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other persons can be expected to increase competition and could have a material adverse impact on the Aurora Casino.

          The Illinois Riverboat Gambling Act and the rules promulgated by the Illinois Gaming Board thereunder (the "Riverboat Act") authorizes only ten owner's licenses for riverboat gaming operations in Illinois and permits a maximum of 1,200 gaming positions (as defined by the Illinois Gaming Board) at any time for each of the ten licensed sites. All authorized owner's licenses have been granted and no additional licenses or gaming positions can be permitted without further state legislation. Four riverboat sites, including the Aurora Casino, are currently licensed in Illinois within 50 miles of downtown Chicago. Two of these riverboat sites are in Joliet, approximately 42 miles southwest of downtown Chicago, and a third is in Elgin, Illinois, approximately 20 miles from Aurora, 45 miles from downtown Chicago and amid the affluent northern and western suburbs. The next closest operating casinos other than the aforementioned casinos are in Milwaukee, Wisconsin, approximately 90 miles from downtown Chicago, and in Peoria, and Rock Island, Illinois, approximately 160 miles from downtown Chicago. Additional gaming sites could eventually be located in the Chicago area. Management understands that legislation may be introduced in the Illinois legislature to authorize one or more land-based and/or riverboat casinos in downtown Chicago and/or the granting of additional casino licenses elsewhere in Illinois including within the Aurora Casino's principal market. The Management also anticipates increased competition from up to five riverboat operations in northwestern Indiana, which is within 25 miles of downtown Chicago, including the potential operations of three operators who were recently awarded licenses to operate riverboat casinos in northwestern Indiana under Indiana gaming regulations. Increased competition from casinos in Indiana may result in greater competition for patrons from the downtown Chicago market and from the suburban Chicago market. Native American Indian tribes are seeking to open casino facilities in northwestern Indiana and Michigan under the Indian Gaming Regulatory Act. The opening of additional casinos proximate to Chicago could have a material adverse impact on the Aurora Casino.

          Casino Credit.  Casino operations are conducted on both a credit and a
          -------------
cash basis. Gaming debts arising in Aurora in accordance with applicable regulations are enforceable under Illinois law. For the year ended December 31, 1995, gaming credit extended to customers accounted for approximately 13% of overall table game wagering, while table game wagering accounted for approximately 57% of overall casino wagering during the period. At December 31, 1995, gaming receivables amounted to $2.3 million before allowances for uncollectible gaming receivables which amounted to $603,000. Management of the Aurora Casino believes that the allowances for uncollectible gaming receivables are adequate.

          Employees and Labor Relations.  In Aurora, all casino employees must
          -----------------------------
be licensed by the Illinois Gaming Board. At December 31, 1995 there were approximately 1,740 employees at the Aurora Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

THE TUNICA CASINO CONSULTING AGREEMENT
--------------------------------------

          PCC, through its ownership and management of the Sands and through its management of the Aurora Casino, has certain casino management experience and expertise which the Tunica Casino as a newly established business did not have. In order to utilize PCC's experience and expertise, the Tunica Casino entered into a consulting agreement with PCC as of January 1, 1994. The agreement has a term of 10 years and provides, among other things, for PCC to advise and consult the Tunica Casino on any matters relating to business and for monthly payments of $100,000 to PCC for its performance thereunder. The Tunica Casino is also obligated to reimburse PCC for its direct costs and expenses incurred under the agreement.

CASINO REGULATION
-----------------

          NEW JERSEY

          Casino gaming is strictly regulated in Atlantic City under the Casino Act and the rules and regulations of the Casino Commission, which affect virtually all aspects of the operations of the Sands. The laws, rules and regulations affecting Atlantic City gaming operations concern primarily the financial stability, integrity and character of casino operators, their employees, their debt and equity security holders and others financially interested in casino operations; the nature of casino/hotel facilities; the operation methods (including rules of games and credit granting procedures); and financial and accounting practices used in connection with casino operations. A number of these regulations require practices that are different from those in many casinos in Nevada and elsewhere, and some of these regulations result in casino operating costs greater than those in comparable facilities in Nevada and elsewhere.

          Casino Licenses.  The Casino Act requires that all casino operations
          ---------------
be licensed by the Casino Commission and that all employees (except for certain non-casino job positions), major shareholders and other persons or entities financially interested in the casino operation be either licensed or approved by the Casino Commission. A license is not transferable and may be revoked or suspended under certain circumstances by the Casino Commission. A plenary license authorizes the operation of a casino with the games authorized in an operation certificate issued by the Casino Commission, and the operation certificate may be issued only on a finding that the casino conforms to the requirements of the Casino Act and applicable regulations and that the casino is prepared to entertain the public. Under such determination, GBHC and NJMI have been issued plenary casino licenses, and PHC has been approved as a holding company of a casino licensee.

          The plenary license issued to GBHC to own and operate the Sands was renewed by the Casino Commission in September 1994 and extended through September 30, 1996. Terms of the current license require GBHC to comply with periodic financial reporting requirements and to obtain prior Casino Commission approval of certain cash transfers to affiliates. Due to a corporate restructuring completed in February 1994, the Casino Commission determined that NJMI was a new entity. Accordingly, the term for the first two renewals of its casino license is limited to one year and its current license expires September 30, 1996.

          The Casino Act provides for a casino license fee of not less than $200,000 based upon the cost of the investigation and consideration of the license application, and a renewal fee of not less than $100,000 or $200,000 for a one year or four year renewal, respectively, based upon the cost of maintaining control and regulatory activities. In addition, a licensee must pay annual taxes of 8% of casino win (as defined in the Casino Act), net of a provision for uncollectible accounts of up to 4% of casino win. During the years ended December 31, 1995, 1994 and 1993, the taxes assessed by, and the license and other fees paid by the Sands to the Casino Commission amounted to $25 million, $24.5 million and $23.3 million, respectively.

          The Casino Act also requires a casino licensee to make certain approved investments (including CRDA bonds) in New Jersey of at least 1.25% of its gross casino revenues (as defined in the Casino Act) or pay an investment alternative tax of 2.5% of its gross casino revenues.

          GBHC has, from time to time, contributed certain amounts held in escrow to the CRDA. In return, the CRDA granted GBHC waivers of certain of its investment obligations in future periods. GBHC made such contributions during the years ended December 31, 1995, 1994 and 1993 totaling $250,000, $2.5 million and $5.7 million, respectively, resulting in waivers granted by the CRDA during 1995 and 1993 totaling $128,000 and $2.9 million, respectively. No such waivers were granted during 1994; however, the contribution has been designated for a project expected to benefit the community and the Sands facility.

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

          Supplier's License.  PML is required to maintain a supplier's license
          ------------------
with respect to the management services it provides to the Aurora Casino. PML's initial supplier's license expired in December 1995 and was renewed by the Illinois Gaming Board through December 1996. A supplier's license is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Gaming Board that the licensee continues to meet all of the requirements of the Riverboat Act. The Illinois Gaming Board also requires that officers, directors and employees of suppliers be licensed. Licenses issued by the Illinois Gaming Board may not be transferred to another person or entity. All licensees must maintain their suitability for licensure and have a continuing duty to disclose any material changes in information provided to the Illinois Gaming Board.

          A holder of any license is subject to imposition of penalties and fines, suspension or revocation of such license, or other action for any act or failure to act by such holder or his or her agents or employees, that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of Illinois, or that would discredit or tend to
discredit the Illinois gaming industry or the State of Illinois.   The Illinois
Gaming Board may revoke or suspend licenses, as the Board may see fit and in compliance with applicable laws of Illinois regarding administrative procedures.

          Regulation of Gaming Operations.  The Riverboat Act does not limit the
          -------------------------------
maximum bet or per patron loss and licensees may set any maximum or minimum limits on wagering. Vessels must have the capacity to hold a minimum of 500 persons if operating on the Mississippi River or the Illinois River south of Marshall County, and a minimum of 400 persons on any other waterway. The number of gaming positions is limited to a maximum of 1,200 per license. Gaming sessions are limited to a four hour duration; however, special event extended cruises may be authorized by the Illinois Gaming Board.

          If a riverboat captain reasonably determines for reason of safety that although seaworthy, the riverboat should not leave the dock or should return immediately thereto, due to inclement weather, river icing, or mechanical or structural difficulties, a gaming excursion may commence or continue while the gangplank or its equivalent is raised and remains raised, in which event the riverboat is not considered docked. Recently, the Illinois Gaming Board proposed amendments to its rules that restrict the circumstances under which dockside gaming will be permitted and require that imposition of a fine for violations of the cruising requirements.

          A $2 per person admission tax is imposed on the owner of a riverboat operation. Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the Riverboat Act, of a riverboat operation at the rate of 20%. The licensee is required to wire transfer all such gaming tax payments to the Illinois Gaming Board.

          The Illinois Gaming Board is authorized to conduct investigations into the conduct of gaming and into alleged violations of the Riverboat Act and to take such disciplinary and enforcement action as it may deem necessary and proper. Employees and agents of the Illinois Gaming Board have access to and may inspect any facilities relating to the riverboat gaming operations at all times.

          Any riverboat operation not conducted in compliance with the Riverboat Act may constitute an illegal gaming place and consequently may be subject to criminal penalties, which penalties include possible seizure, confiscation and destruction of illegal gaming devices and seizure and sale of riverboats and dock facilities to pay any unsatisfied judgment that may be recovered and any unsatisfied fine that may be levied. The Riverboat Act also provides for civil penalties, equal to the amount of gross receipts derived from wagering on the gaming, whether unauthorized or authorized, conducted on the day of any violation.

          The Illinois Gaming Board may waive any licensing requirement or procedure provided by rule if it determines that such waiver is in the best interests of the public and the gaming industry.

          OTHER OPERATIONS
          ----------------

          The financial structure of PHC's San Juan, Puerto Rico hotel operations has been reorganized, and PHC has disposed of most of its non-casino hotel operations. PHC continues to manage and has an ownership interest (but no obligation to fund future losses) in the San Juan, Puerto Rico hotel operations. PHC also currently manages two non-casino hotels and has an ownership interest in one of the hotels. For the year ended December 31, 1995, earnings before interest, taxes, depreciation and amortization attributable to these operations amounted to $1.3 million. As of December 31, 1995, PHC's non-casino hotel related indebtedness totaled $2.2 million.

ITEM 2.   PROPERTIES

THE SANDS
---------

          The Sands is located in Atlantic City, New Jersey on approximately 2.6 acres of land one-half block from the boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands facility currently consists of a casino and simulcasting facility with approximately 75,000 square feet of gaming space containing approximately 2,000 slot machines and approximately 125 table games, a hotel with 532 rooms (including 58 suites), six restaurants, a cocktail lounge, two private lounges for invited guests (the Plaza Club and the Island Club), an 800-seat cabaret theater, an adjacent nine-story executive office building with 77,000 square feet of office space for its executive, financial and administrative personnel, the "People Mover" and parking for approximately 1,900 vehicles. In addition, a warehouse near Atlantic City and a building located in Atlantic City that houses a print shop and auto shop, are used to support the operations of the Sands.

          On February 17, 1994, GB Property Funding issued the 10 7/8% First Mortgage Notes collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2.5 million will become due on each interest payment date. The 10 7/8% First Mortgage Notes are redeemable at the option of the issuer, in whole or in part, on or after January 15, 1999 at stated redemption prices ranging up to 104.08% of par plus accrued interest.

          The indenture to the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PHC to pay dividends to PHC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture provides for the maintenance of certain cash balances and, commencing in 1994, requires that a minimum of $7 million be expended for property and fixture renewals, replacements and betterments, subject to increases of five percent each year thereafter. The indenture also contains certain cross-default provisions with the indenture to the senior notes issued simultaneously by PRT Funding as described below.

          On February 17, 1994, PRT Funding issued the PRT Funding Notes. Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PCC to pay dividends to PHC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with the indenture to the 10 7/8% First Mortgage Notes described above.

THE AURORA CASINO
-----------------

          Although it has no ownership interest in the Aurora Casino, PHC, through its subsidiaries, manages the facility under the Aurora Casino Management Contract. For a description of the facility, see "Business - The Aurora Casino" above.

OTHER OPERATIONS
----------------

          PHC has a 50% partnership interest with an unrelated third party in the Sheraton Plaza, a 496-room hotel located in Orlando, Florida. PHC does not guarantee the underlying mortgage indebtedness; however, it does have an ongoing commitment to fund its proportionate share of operating cash deficits. No such funding was required during 1995. PHC also agreed to contribute up to $3.9 million (including approximately $1.7 million during 1995) as an additional investment in the Sheraton Plaza hotel partnership to refurbish the hotel facility. PHC has contributed $2.5 million toward such commitment through 1995. Such contributions are in recognition of PHC's partner having agreed to make $5 million in principal reductions on the underlying mortgage note on the facility of which $4 million have been made through 1995.

          PHC operates the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which is owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. During 1995, PHC made capital expenditures under the hotel operating agreement totaling approximately $750,000 toward property improvements. PHC is also obligated by the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, PHC utilized funds borrowed from HCC to purchase such underlying indebtedness with a principal balance of $13.8 million from third parties at a cost of $6.8 million ($1 million of which was paid during 1993), and subject to third party indebtedness amounting to $2.7 million. The required minimum rental payments (net of debt service receipts since the February 1994 note acquisition date) amounted to $530,000, $678,000 and $1.4 million, respectively, during the years ended December 31, 1995, 1994 and 1993. PHC recorded the note receivable from Metroplex at acquisition cost, which management believes does not exceed the estimated realizable value of the underlying collateral. Payments from Metroplex, including interest at the rate of 9 1/2% per annum, are due monthly with the remaining principal balance of $13.5 million due May 31, 1996.

          PHC also has a 46% interest in Southmark San Juan, Inc. ("Southmark San Juan"), a subsidiary of Southmark Corporation ("Southmark") which owns the 420-room Sands Hotel and Casino located in San Juan, Puerto Rico (the "Sands San Juan"). A wholly owned subsidiary of PHC operates this facility under a management agreement with Southmark San Juan and earned management fees of $513,000, $488,000 and $481,000 during the years ended December 31, 1995, 1994 and 1993, respectively. The wholly owned subsidiary of PHC which owns the 46% interest has not recognized losses incurred since 1990 as the subsidiary's investment had been eliminated through the recognition of prior years' losses. The subsidiary has not funded any operating cash deficits since 1990 and has no obligation or intention to fund future losses.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of 1995, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

          PHC's common stock is traded on the American Stock Exchange under the symbol PHC. The prices set forth in the following table represent actual transactions.

                Period              High    Low
                ------------------  -----  -----

                1995
                  First Quarter     $5.33  $3.63
                  Second Quarter     4.63   3.88
                  Third Quarter      4.94   3.81
                  Fourth Quarter     5.13   2.13

                1994
                  First Quarter     $7.00  $4.13
                  Second Quarter     5.25   3.25
                  Third Quarter      6.13   3.88
                  Fourth Quarter     6.88   4.13

          At March 25, 1996, there were approximately 4,200 holders of record of PHC's common stock.

          No dividends have been paid on PHC's common stock in the past and PHC has no plans to pay dividends in the foreseeable future. See Note 4 of "Notes to Consolidated Financial Statements" for a description of certain agreements that impose certain restrictions upon the ability of certain subsidiaries to transfer funds to PHC.

ITEM 6.   SELECTED FINANCIAL DATA

          The following tables present selected financial data for PHC and are qualified in their entirety by the consolidated financial statements, including the notes thereto, appearing elsewhere herein. The data as of December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994 and 1993, have been derived from the audited consolidated financial statements of PHC contained elsewhere in Item 8.

STATEMENT OF OPERATIONS DATA:                                                    YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------------
                                                                 1995        1994        1993        1992        1991
                                                              ----------  ----------  ----------  ----------  ----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net revenues................................................  $ 303,793   $ 295,390   $ 276,738   $ 274,984   $268,589
                                                              ---------   ---------   ---------   ---------   --------
Expenses:
 Departmental...............................................    224,510     215,444     202,659     204,430    194,825
 General and administrative.................................     27,139      28,224      26,542      34,739     33,950
 Depreciation and amortization..............................     20,553      19,547      20,837      19,437     21,342
 Losses on properties held for disposition..................          -           -           -         295      2,177
                                                              ---------   ---------   ---------   ---------   --------
  Total expenses                                                272,202     263,215     250,038     258,901    252,294
                                                              ---------   ---------   ---------   ---------   --------
Income from operations......................................     31,591      32,175      26,700      16,083     16,295
                                                              ---------   ---------   ---------   ---------   --------
Nonoperating income (expenses):
 Interest income............................................      2,397       3,101       1,450       2,814      3,388
 Interest expense...........................................    (38,375)    (38,692)    (38,704)    (37,559)   (38,521)
 Write-off deferred pre-acquisition costs...................          -           -           -     (13,086)         -
 Gain on disposition of assets..............................          -           -           -           -      2,469
                                                              ---------   ---------   ---------   ---------   --------
  Total nonoperating expenses, net                              (35,978)    (35,591)    (37,254)    (47,831)   (32,664)
                                                              ---------   ---------   ---------   ---------   --------
Loss before income taxes and extraordinary item.............     (4,387)     (3,416)    (10,554)    (31,748)   (16,369)
Income tax benefit (provision)..............................        100      (1,080)       (754)       (642)    (1,216)
                                                              ---------   ---------   ---------   ---------   --------
Loss before extraordinary item..............................     (4,287)     (4,496)    (11,308)    (32,390)   (17,585)
Extraordinary item:
 Early extinguishment of debt, net of related tax benefits..          -           -     (14,814)          -          -
                                                              ---------   ---------   ---------   ---------   --------
  Net loss                                                    $  (4,287)  $  (4,496)  $ (26,122)  $ (32,390)  $(17,585)
                                                              =========   =========   =========   =========   ========

Per common share(1):
 Loss before extraordinary item.............................      $(.83)      $(.87)     $(2.19)     $(6.38)    $(3.48)
 Extraordinary item.........................................          -           -       (2.87)          -          -
                                                              ---------   ---------   ---------   ---------   --------
  Net loss                                                        $(.83)      $(.87)     $(5.06)     $(6.38)    $(3.48)
                                                              =========   =========   =========   =========   ========

BALANCE SHEET DATA:                                                                   DECEMBER 31,
                                                              ----------------------------------------------------------
                                                                 1995        1994        1993        1992        1991
                                                              ----------  ----------  ----------  ----------  ----------
                                                                                   (IN THOUSANDS)

Total assets................................................  $ 250,283   $ 250,744   $ 224,292   $ 222,061   $270,445
Long-term debt..............................................  $ 329,123   $ 328,400   $ 288,122   $ 285,199   $296,125
Shareholders' deficit.......................................  $(138,415)  $(134,073)  $(137,835)  $(111,796)  $(79,781)

----------
(1) Fully diluted per share data are not presented for any year because the inclusion of such securities would be antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          GENERAL

          PHC's consolidated net revenues increased to $303.8 million during 1995 from $295.4 million for 1994; however, PHC's income from operations declined slightly to $31.6 million from $32.2 million during the same period due primarily to higher operating costs at the Sands.

          GAMING OPERATIONS

          The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                 YEAR ENDED DECEMBER 31,
                          -------------------------------------
                             1995         1994         1993
                          -----------  -----------  -----------
                           (IN THOUSANDS, EXCEPT PERCENTAGES)

REVENUES:
 Table games              $   95,835   $   96,485   $   93,731
 Slot machines               163,821      155,381      148,844
 Other (1)                     4,392        4,341        2,367
                          ----------   ----------   ----------

  Total                   $  264,048   $  256,207   $  244,942
                          ==========   ==========   ==========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)              $  606,283   $  605,854   $  610,843
                          ==========   ==========   ==========

 Hold Percentages: (3)
  Sands                         15.8%        15.9%        15.3%
  Atlantic City Casino
   Gaming Industry              15.9%        15.8%        15.6%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)            $1,892,159   $1,760,279   $1,631,012
                          ==========   ==========   ==========

 Hold Percentage:(3)
  Sands (4)                      8.7%         8.8%         9.1%

__________

(1) Consists of revenues from poker ($3 million for each of the years ended December 31, 1995 and 1994 and $1.7 million for the year ended December 31,
     1993) and simulcast horse racing wagering ($1.4 million, $1.3 million and $700,000, respectively, for the years ended December 31, 1995, 1994 and
     1993).

(2) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (collectively, the "drop") and coins wagered in slot machines ("handle").

(3) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

(4) The Sands' hold percentage with respect to slot machines is reflected on an accrual basis. Comparable data for the Atlantic City gaming industry is not available. The 1994 and 1993 hold percentage calculations for the Sands have been adjusted to exclude the recognition of approximately $1 million and $340,000, respectively, in slot machine revenues resulting from the reversal of certain progressive jackpot liabilities (see "Revenues" below).

          Table games drop at the Sands did not change significantly for the year ended December 31, 1995 compared with 1994 and decreased $5 million (.8%) for the year ended December 31, 1994 compared with 1993. The Sands' slight decrease in drop during 1995 compares with an increase of 4.7% in table drop for all other Atlantic City casinos during the same period. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 8.5% during 1995 from 8.8% in 1994. The Sands' table game drop decrease is largely attributable to an increase in competitive pressures in the rated table market segment, of which a significant portion is in the "high end" and mid-market segments. Such decreases have been partially offset by increases in the unrated table segment. The 1994 decrease in table drop compares with an increase of .3% in table drop for the overall Atlantic City industry during the same period. Consequently, the Sands' 1994 table game market share declined slightly to 8.8% from 8.9% during 1993. As a result of the Grand Opening on July 1, 1994, the number of table games, excluding poker, increased significantly and table games were made more accessible to casino patrons. These changes resulted in table drop for the final six months of 1994 exceeding table drop for the same period of 1993 by $25 million (8%). This improvement could not, however, completely mitigate the $30 million decrease in table game drop experienced prior to July 1. A number of factors adversely affected the 1994 first six months' table games performance including: (i) the relocation of many blackjack tables to a less accessible temporary gaming space during construction and the periodic closing of selected tables on the main casino floor as construction neared completion; (ii) the severe winter weather during the first quarter, particularly on weekend periods which generally affect the Sands to a greater degree than its competitors since the Sands caters to premium table players who concentrate their visits over weekend periods; (iii) the overall trend in the Atlantic City marketplace towards slot machine play and (iv) competitive pressures, particularly in the high-end table patron segment.

          Slot machine handle increased $132 million (7.5%) and $129.3 million (7.9%) for the years ended December 31, 1995 and 1994, respectively, compared with the previous years. The Sands' slot machine handle increases compare with 15.7% and 9.2% increases, respectively, in slot machine handle for all other Atlantic City casinos during the same periods. Although the Sands' increase in the average number of slot machines during 1995 was comparable to the overall Atlantic City industry increase, the Sands' increase in slot machine handle lagged the 15.7% increase in handle for all other Atlantic City casinos. During the second quarter of 1995, the Sands discontinued certain marketing programs and promotions (particularly slot promotions which included cash giveaways) which management deemed to be only marginally profitable. This strategy worked well during the 1995 second quarter; however, entering the peak summer season, many of the Sands' competitors increased such spending programs and the Sands lost market share in the highly profitable mass market segment. The increase in the average number of slot machines at the Sands during 1994 compared with 1993 was 13%, compared to the Atlantic City industry increase of 8.4%. The Sands' 1994 slot handle increase lagged both its own capacity increase and the average industry handle increases due to the construction-related factors mentioned above as well as to a decrease in the number of bus patrons during the first six months of 1994. Marketing efforts implemented for the Grand Opening were continued through the remainder of 1994 and resulted in overall increases in bus patrons of 5.6% (versus a decline of 4.1% for the Atlantic City industry) and in cars parked of 21.9% for the year 1994 compared to 1993. The increase in slot handle during the last six months of 1994 of 13.4% reflects both the expansion of gaming space and the introduction of new slot machines operated at a higher payback percentage, which encourages extended patron play.

          The Sands' loss of market share in table game drop and slot machine handle during 1995 is also a direct result of significantly increased competition from a number of casinos in Atlantic City which completed significant expansion projects and mounted aggressive marketing campaigns during this period. Similarly, during 1994, the Sands' incurred significant marketing and advertising expenditures associated with the opening of its expanded gaming facility on July 1, 1994. Such expenditures primarily impacted slot machine handle from the infrequent mass market customer and resulted in record levels of gross wagering during the third quarter of 1994, which could not be sustained in 1995.

          REVENUES

          Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, increased by $7.8 million (3.1%) for the year ended December 31, 1995 compared with 1994. Casino revenues during the second quarter of 1994 included the recognition of approximately $1 million resulting from the reversal of certain progressive jackpot liabilities; the exclusion of such amount from 1994 revenues results in a more comparable 1995 increase in casino revenues of 3.5%. Casino revenues were also negatively impacted by decreases in both the table games and slot machine hold percentages at the Sands during 1995 compared to 1994.

          During 1994, casino revenues at the Sands increased by $11.3 million (4.6%) compared with 1993. The 1994 revenue increases result from the expansion of gaming space as demonstrated by the aforementioned increases in slot machine and table games gross wagering during the second half of the year of 13.4% and 8%, respectively. The impact on revenue of such volume increases was enhanced by improved hold percentages on table games, but diminished by a decline in slot machine hold percentages; such a decline is consistent with the competitive trend in Atlantic City towards lower slot hold percentages. Table games benefited from improved table hold percentages and other casino revenues benefited from increases of $1.3 million in poker revenues during 1994 compared to 1993 as a result of a full year of poker operations (poker commenced at the Sands during June 1993), from improved simulcast revenues and from the introduction in 1994 of keno. In addition, the removal of certain progressive jackpots during 1994 and 1993 resulted in the recognition of casino revenues amounting to approximately $1 million and $340,000, respectively.

          Rooms revenues did not change significantly for the year ended December 31, 1995 compared with 1994 or for 1994 compared with 1993. Food and beverage revenues increased by $3.3 million (10.6%) and by $3.1 million (11.1%), respectively, for the years ended December 31, 1995 and 1994 compared with the prior years. The 1995 increase was primarily the result of the opening of the Epic Buffet during the third quarter of 1995. The 1994 increase results from the opening of additional dining outlets and increases in casino patronage at the Sands. Other revenues decreased $1.1 million (6.1%) during 1995 compared to 1994 primarily due to decreased revenues from PHC's computer services subsidiary. Such revenues increased by $4.7 million (34.9%) for 1994 compared with 1993 reflecting the inclusion of $10 million of fees earned from the management of the Aurora Casino in 1994 compared with $5.6 million for the partial year of operations in 1993.

          Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances have varied from 58.3% in 1995, to 57.5% in 1994 and to 59% in 1993. The 1995 increase is primarily attributable to promotional activity associated with the 1995 opening of the Epic Buffet. As a result of the Sands' expansion in 1994, table drop and slot machine handle attributable to the mass market segment (which generally does not require the same level of complimentaries) have increased at a greater rate than overall wagering. In addition, the Sands reduced utilization of rooms, food and beverage and entertainment complimentaries during the casino construction period.

          DEPARTMENTAL EXPENSES

          Casino expenses at the Sands increased $10.9 million (5.6%) during 1995 and $12 million (6.7%) during 1994 compared with the prior years. Higher operating costs during the first half of 1995 resulted primarily from increased casino patronage at the expanded Sands facility. The increased costs were most apparent during the first quarter of 1995, which saw a $7.7 million increase (18.3%) compared to the first quarter of 1994. Higher operating costs were substantially offset during the remainder of 1995 by decreases in marketing programs as previously discussed and by other cost containment measures implemented by management. The 1994 increase was primarily due to higher operating costs during the second half of the year as a result of increased casino patronage at the expanded Sands facility. In addition, marketing costs preparatory to the Grand Opening, including the implementation of an aggressive mass marketing strategy and direct costs of approximately $1.1 million, contributed to the increase.

          Rooms expense increased $237,000 (5.7%) and $150,000 (3.7%) during 1995 and 1994 compared with the prior years reflecting both improved occupancy at non-casino properties as well as increased operating costs at the Sands during the last six months of 1994. Costs associated with patronage increases subsequent to the Grand Opening offset lower costs at the Sands earlier during the year which resulted primarily from inclement weather during the first quarter of 1994.

          Food and beverage expense decreased $563,000 (4.6%) during 1995 compared with 1994 and increased slightly by $142,000 (1.2%) during 1994 compared with 1993. Increased costs associated with the 1995 third quarter opening of the Epic Buffet were offset by increases in food and beverage complimentaries allocated to the casino department. The 1994 increase was a result of increased patronage at the Sands, which is reflected in increased payroll and operating costs, and to increased promotional expenditures incurred in 1994 with respect to the Ambassador buffet.

          Other expenses decreased $1.5 million (24.7%) during 1995 compared with 1994 primarily due to reductions in entertainment costs associated with headliner entertainment at the Sands. Other expenses increased $455,000 (8%) for 1994 compared with 1993 principally because of higher payroll and production costs associated with theater entertainment at the Sands.

          GENERAL AND ADMINISTRATIVE

          General and administrative expenses decreased by $1.1 million (3.8%) during 1995 compared to 1994 primarily due to reductions in legal and professional fees. General and administrative expenses increased $1.7 million (6.3%) during 1994 compared to 1993 primarily due to increases in payroll and general corporate overhead consistent with the additional management and consulting services being provided by PHC to HCC-owned facilities.

          DEPRECIATION AND AMORTIZATION

          Depreciation and amortization expense increased $1 million (5.1%) during 1995 compared to 1994 and decreased $1.3 million (6.2%) during 1994 compared to 1993. Increases in depreciation during 1995 and the second half of 1994 attributable to the expansion of gaming space at the Sands were partially offset by reduced amortization of investment credits on obligatory investments (see "Liquidity and Capital Resources - Capital Expenditures and Obligatory Investments") and were more than offset in 1994 by reductions in the monthly amortization of deferred financing costs resulting from the refinancing of PHC's casino-related indebtedness in February 1994.

  INTEREST

  Interest income decreased $704,000 (22.7%) during 1995 compared to 1994 and increased $1.7 million (113.9%) during 1994 compared to 1993. The 1995 decrease results from comparison to an unusually high level of interest income in 1994. The 1994 increase was due primarily to the recognition of interest earned on funds escrowed for the repayment of debt as part of GBHC's 1994 debt refinancing (see "Liquidity and Capital Resources - Financing Activities"). In addition, PHC earned interest income during 1994 on the underlying indebtedness of a noncasino hotel which it had previously sold; such indebtedness was repaid during the third quarter of 1994. Interest expense did not change significantly during either 1995 or 1994 from prior years.

  INCOME TAX BENEFIT (PROVISION)

  PHC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $61 million (after reduction for approximately $23 million used by HCC in 1994), of which approximately $45 million do not begin to expire until the year 2003. Additionally, PHC and its subsidiaries have various tax credits available totaling approximately $4 million, many of which expire by the year 2002. In the first quarter of 1993, PHC adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The new standard requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that utilization of such NOL's is more likely than not, a valuation allowance should be recorded. Due to losses sustained for both financial and tax reporting by PHC and its subsidiaries through 1995, management was unable to determine that realization of that asset was more likely than not and, thus, provided valuation allowances for the entire deferred tax asset for all periods presented. As a result, there was no cumulative financial statement effect of adopting the standard as of January 1, 1993.

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

LIQUIDITY AND CAPITAL RESOURCES

  OPERATING ACTIVITIES

  PHC's principal assets and sources of revenues are the Sands and management and consulting contracts with the Aurora Casino and the Tunica Casino. During 1995, PHC's net cash provided by operating activities (after net interest expense and income taxes) amounted to $29.2 million. A PHC subsidiary receives a base management fee equal to 5% of operating revenues (as defined in the management agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the management agreement) from the operation of the Aurora Casino. Management fees received during 1995 amounted to $9.6 million. During 1994, a subsidiary of PHC entered into a consulting agreement with HCT with respect to the Tunica Casino which provides for the payment of $1.2 million annually by the Tunica Casino to the subsidiary for consulting services and for reimbursement of direct costs and expenses incurred.

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

  PHC utilized its operating cash flow together with existing cash during 1995 to fund capital additions ($19.9 million), prepay long-term indebtedness to HCC ($5.5 million), make obligatory investments at the Sands ($3 million) and provide funding to an unconsolidated partnership for the refurbishment of a Florida hotel property ($1.7 million).

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

  Effective December 31, 1994, HCC began compensating PHC for the use of PHC's available tax net operating loss carryforwards. For the year ended December 31, 1994, such payment was effected through the assignment to PHC of $6.3 million principal amount of the 14 5/8% junior subordinated notes issued by HCC to a subsidiary of PHC together with $1.9 million of accrued interest thereon. No such compensation was required during 1995 as a result of losses sustained by HCC with respect to the refinancing of its outstanding indebtedness.

  FINANCING ACTIVITIES

  During February 1994, PHC completed the refinancing of virtually all of its casino-related outstanding debt. The refinancing was completed through a public offering of $270 million of debt securities consisting of $185 million of 10 7/8% First Mortgage Notes due January 15, 2004 and $85 million of 11 5/8% PRT Funding Notes due April 15, 2004. Proceeds from the debt offerings were used, in part, to refinance outstanding mortgage notes on the Sands and other indebtedness scheduled to mature in 1994, to repay $58.4 million of publicly held PCPI Notes and to provide partial funding for an expansion of gaming space at the Sands. During 1995, PHC repaid long-term indebtedness of $6 million, including the payment of $5.5 million to HCC in connection with a deferred interest note issued by HCC as part of the refinancing. Scheduled maturities of long-term debt during 1996 are $553,000.

  During June 1994, GBHC entered into an agreement for a $5 million bank line of credit, which was renewed in April 1995, and all of which was available for working capital purposes at December 31, 1995. GBHC borrowed $3 million on the line of credit during the first quarter of 1996.

  CAPITAL EXPENDITURES AND OTHER INVESTMENTS

  Property and equipment additions during 1995 totaled $19.9 million, of which capital expenditures at the Sands amounted to approximately $19.2 million. Projects completed during 1995 include the Epic Buffet, the relocation of the Sands' simulcast and poker facilities and reconfiguration of its slot machines. Additional capital expenditures by PHC during 1995 included approximately $750,000 of property improvements at a non-casino hotel property it operates under an agreement with Metroplex Hotel Limited (see Note 7 of Notes to Consolidated Financial Statements). Management anticipates capital expenditures during 1996 will be approximately $14.5 million at the Sands. Projects currently planned during 1996 include substantial upgrades and improvements to all rooms at the Sands, including its higher-end suite product, refurbishment of public areas, additional refinements to the Epic Buffet and the Sands' retail outlet and enhancements to management information systems.

  The Sands is required by the New Jersey Casino Control Act to make certain investments with the CRDA, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for 1995 totaled $3 million and are anticipated to be approximately $3.4 million during 1996.

  PHC has also agreed to contribute up to $3.9 million, approximately $2.5 million of which has been paid as of December 31, 1995 (including $1.7 million in 1995), as an additional investment in an unconsolidated hotel partnership to refurbish the hotel facility in Orlando, Florida. Anticipated contributions during 1996 toward such commitment are approximately $1.2 million. Such contributions are in recognition of PHC's partner having agreed to make $5 million in principal reductions on the underlying mortgage note on the facility of which $4 million have been made through 1995.

  SUMMARY

  Management anticipates that PHC's funding requirements for the next twelve months will be satisfied by (i) existing cash, (ii) cash generated by the Sands' operations, (iii) management fees from the Aurora Casino, (iv) consulting fees from the Tunica Casino and (v) management fees from remaining hotel operations.

ITEM 8.           INDEX TO FINANCIAL STATEMENTS

                                                         PAGE
                                                         ----

PRATT HOTEL CORPORATION AND SUBSIDIARIES:

   Report of Independent Public Accountants.............  25

   Consolidated Balance Sheets as of December 31, 1995
     and 1994...........................................  26

   Consolidated Statements of Operations for the Years
     Ended December 31, 1995, 1994 and 1993.............  28

   Consolidated Statements of Changes in Shareholders'
     Deficit for the Three Years Ended December 31, 1995  29

   Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1995, 1994 and 1993.............  30

   Notes to Consolidated Financial Statements...........  31


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To Pratt Hotel Corporation:

  We have audited the accompanying consolidated balance sheets of Pratt Hotel Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pratt Hotel Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



                                                 ARTHUR ANDERSEN LLP


Roseland, New Jersey
February 15, 1996

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    DECEMBER 31,
                                           ------------------------------
                                                1995            1994
                                           --------------  --------------

Current Assets:
 Cash and cash equivalents                 $  28,067,000   $  29,302,000
 Accounts receivable, net of allowances
  of $16,496,000 and $15,297,000,
  respectively                                12,293,000      13,982,000
 Inventories                                   4,462,000       4,389,000
 Due from affiliates                           2,435,000       2,990,000
 Deferred income taxes                         4,055,000       3,242,000
 Refundable deposits and other
  current assets                               2,764,000       3,889,000
                                           -------------   -------------

  Total current assets                        54,076,000      57,794,000
                                           -------------   -------------

Property and Equipment:
 Land                                         37,807,000      37,807,000
 Buildings and improvements                  185,077,000     181,849,000
 Operating equipment                          92,474,000      83,373,000
 Construction in progress                      2,450,000         326,000
                                           -------------   -------------

                                             317,808,000     303,355,000
 Less - accumulated depreciation
  and amortization                          (148,531,000)   (136,138,000)
                                           -------------   -------------

  Net property and equipment                 169,277,000     167,217,000
                                           -------------   -------------

Other Assets:
 Obligatory investments                        5,521,000       4,027,000
 Deferred financing costs                      8,730,000       9,811,000
 Notes receivable                              9,222,000       9,325,000
 Other assets                                  3,457,000       2,570,000
                                           -------------   -------------

  Total other assets                          26,930,000      25,733,000
                                           -------------   -------------

                                           $ 250,283,000   $ 250,744,000
                                           =============   =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                      DECEMBER 31,
                                             ------------------------------
                                                  1995            1994
                                             --------------  --------------

Current Liabilities:
 Borrowings from affiliate                   $   5,000,000   $     250,000
 Current maturities of long-term debt              553,000         511,000
 Accounts payable                                9,503,000       8,584,000
 Accrued liabilities -
  Salaries and wages                             4,349,000       4,065,000
  Interest                                      11,856,000      11,385,000
  Insurance                                      2,339,000       1,850,000
  Other                                          8,770,000       7,742,000
 Other current liabilities                       3,728,000       3,645,000
                                             -------------   -------------

  Total current liabilities                     46,098,000      38,032,000
                                             -------------   -------------

Long-Term Debt                                 328,570,000     327,889,000
                                             -------------   -------------

Other Noncurrent Liabilities                     8,747,000      13,146,000
                                             -------------   -------------

Due to Affiliate                                 5,283,000       5,750,000
                                             -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding          519,000         519,000
 Additional paid-in capital                     23,783,000      23,838,000
 Accumulated deficit                          (162,717,000)   (158,430,000)
                                             -------------   -------------

  Total shareholders' deficit                 (138,415,000)   (134,073,000)
                                             -------------   -------------

                                             $ 250,283,000   $ 250,744,000
                                             =============   =============

                The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                  1995          1994            1993
                                              ------------   ------------   ------------
Revenues:
 Casino                                       $264,048,000   $256,207,000   $244,942,000
 Rooms                                          14,763,000     14,287,000     14,160,000
 Food and beverage                              34,856,000     31,518,000     28,374,000
 Other                                          17,209,000     18,321,000     13,583,000
                                              ------------   ------------   ------------

                                               330,876,000    320,333,000    301,059,000
 Less - Promotional allowances                 (27,083,000)   (24,943,000)   (24,321,000)
                                              ------------   ------------   ------------

  Net revenues                                 303,793,000    295,390,000    276,738,000
                                              ------------   ------------   ------------

Expenses:
 Casino                                        203,869,000    192,970,000    180,932,000
 Rooms                                           4,420,000      4,183,000      4,033,000
 Food and beverage                              11,616,000     12,179,000     12,037,000
 Other                                           4,605,000      6,112,000      5,657,000
 General and administrative                     27,139,000     28,224,000     26,542,000
 Depreciation and amortization                  20,553,000     19,547,000     20,837,000
                                              ------------   ------------   ------------

  Total expenses                               272,202,000    263,215,000    250,038,000
                                              ------------   ------------   ------------

  Income from operations                        31,591,000     32,175,000     26,700,000
                                              ------------   ------------   ------------
Non-operating income (expense):
 Interest income                                 2,397,000      3,101,000      1,450,000
 Interest expense, net of capitalized interest
  of $762,000 in 1994                          (38,375,000)   (38,692,000)   (38,704,000)
                                              ------------   ------------   ------------

  Total non-operating expense, net             (35,978,000)   (35,591,000)   (37,254,000)
                                              ------------   ------------   ------------
 Loss before income taxes and extraordinary
  item                                          (4,387,000)    (3,416,000)   (10,554,000)
Income tax benefit (provision)                     100,000     (1,080,000)      (754,000)
                                              ------------   ------------   ------------

 Loss before extraordinary item                 (4,287,000)    (4,496,000)   (11,308,000)
Extraordinary item:
 Early extinguishment of debt, net of
  related tax benefit                                    -              -    (14,814,000)
                                              ------------   ------------   ------------

Net loss                                      $ (4,287,000)  $ (4,496,000)  $(26,122,000)
                                              ============   ============   ============

Per common share:
 Loss before extraordinary item                      $(.83)         $(.87)        $(2.19)
 Extraordinary item                                      -              -          (2.87)
                                              ------------   ------------   ------------

Net loss per common share                            $(.83)         $(.87)        $(5.06)
                                              ============   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                                                    COMMON STOCK      ADDITIONAL
                                              ---------------------    PAID-IN     ACCUMULATED
                                               SHARES       AMOUNT     CAPITAL       DEFICIT
                                              ---------    --------   ----------  -------------

BALANCE, JANUARY 1, 1993                      5,142,307    $514,000  $15,502,000   $(127,812,000)
  Issuance of common stock                       33,670       4,000       79,000               -
  Net loss                                            -           -            -     (26,122,000)
                                              ---------    --------  -----------   -------------

BALANCE, DECEMBER 31, 1993                    5,175,977     518,000   15,581,000    (153,934,000)
  Issuance of common stock                       10,650       1,000       26,000               -
  Capital contribution                                -           -    8,231,000               -
  Net loss                                            -           -            -      (4,496,000)
                                              ---------    --------  -----------   -------------

BALANCE, DECEMBER 31, 1994                    5,186,627     519,000   23,838,000    (158,430,000)
  Adjustment to prior year capital
   contribution                                       -           -      (55,000)              -
  Net loss                                            -           -            -      (4,287,000)
                                              ---------    --------  -----------   -------------

BALANCE, DECEMBER 31, 1995                    5,186,627    $519,000  $23,783,000   $(162,717,000)
                                              =========    ========  ===========   =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------
                                                                 1995            1994           1993
                                                             -------------  --------------  -------------
OPERATING ACTIVITIES:
 Net loss                                                    $ (4,287,000)  $  (4,496,000)  $(26,122,000)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Extraordinary item                                                    -               -     14,814,000
  Depreciation and amortization, including
   accretion of debt discount                                  27,219,000      24,945,000     21,198,000
  Provision for doubtful accounts                               2,988,000       3,283,000      3,603,000
  Deferred income tax (benefit) provision                        (480,000)      1,580,000         27,000
  Increase in accounts receivable                                (744,000)     (3,086,000)    (8,126,000)
  Increase (decrease) in accounts payable and
   other accrued liabilities                                    3,517,000      (3,151,000)     2,309,000
  Net change in other current assets and liabilities            1,500,000          20,000     (1,857,000)
  Net change in other noncurrent assets and liabilities          (468,000)       (679,000)       571,000
                                                             ------------   -------------   ------------

 Net cash provided by operating activities                     29,245,000      18,416,000      6,417,000
                                                             ------------   -------------   ------------

INVESTING ACTIVITIES:
 Net property and equipment additions                         (19,911,000)    (20,140,000)   (11,595,000)
 Collections on notes receivable                                  103,000       7,614,000              -
 Obligatory investments                                        (2,967,000)       (826,000)    (1,549,000)
 Purchase of mortgage note                                              -      (5,750,000)    (1,000,000)
 Investments in and advances to unconsolidated affiliates      (1,675,000)       (660,000)      (325,000)
                                                             ------------   -------------   ------------

   Net cash used in investing activities                      (24,450,000)    (19,762,000)   (14,469,000)
                                                             ------------   -------------   ------------

FINANCING ACTIVITIES:
 (Repayments) borrowings of short-term debt                             -     (21,000,000)    21,000,000
 Issuance of long-term debt                                             -     285,000,000         83,000
 Net (repayments) borrowings from affiliate                             -     (11,133,000)    10,133,000
 Deferred financing costs                                         (32,000)    (10,458,000)    (2,327,000)
 Deferred preopening costs                                              -               -       (227,000)
 Repayments of long-term debt                                  (5,998,000)   (227,254,000)   (18,686,000)
 Issuance of common stock                                               -          27,000         83,000
                                                             ------------   -------------   ------------

  Net cash (used in) provided by financing activities          (6,030,000)     15,182,000     10,059,000
                                                             ------------   -------------   ------------

  Net (decrease) increase in cash and cash equivalents         (1,235,000)     13,836,000      2,007,000
  Cash and cash equivalents at beginning of year               29,302,000      15,466,000     13,459,000
                                                             ------------   -------------   ------------

  Cash and cash equivalents at end of year                   $ 28,067,000   $  29,302,000   $ 15,466,000
                                                             ============   =============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     Pratt Hotel Corporation, a Delaware corporation, and its subsidiaries ("PHC"), are engaged in the operation or management of casino and hotel properties. PHC's principal assets are the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and management and consulting contracts with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica, Mississippi (the "Tunica Casino") (see Note 7). PHC's other operations in the United States and the Caribbean, including various ventures in which PHC has an interest, are managed by PHC or its subsidiaries. Hollywood Casino Corporation ("HCC"), a Delaware corporation which is approximately 53% owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family") owns approximately 80% of the common stock of PHC.

     PHC estimates that a significant amount of the Sands' revenues are derived from patrons living in southeastern Pennsylvania, northern New Jersey and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue in the future.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies followed in the preparation of the accompanying consolidated financial statements are discussed below. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

 CASINO REVENUES, PROMOTIONAL ALLOWANCES AND DEPARTMENTAL EXPENSES -

     The Sands recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are reflected as current liabilities in the accompanying consolidated balance sheets. During the years ended December 31, 1994 and 1993, the Sands removed certain progressive jackpots from the gaming floor in accordance with regulations of the New Jersey Casino Control Commission (the "Casino Commission") resulting in the reduction of $1,035,000 and $342,000 of progressive jackpot liabilities, respectively, and the corresponding recognition of an equal amount of slot machine revenues.

     The estimated value of rooms, food and beverage and other items which were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included as casino expenses in the accompanying

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 1995, 1994 and 1993 are as follows:

                        1995         1994         1993
                     -----------  -----------  -----------

Rooms                $ 6,023,000  $ 6,080,000  $ 5,785,000
Food and beverage     28,259,000   24,611,000   20,138,000
Other                  3,631,000    3,393,000    4,034,000
                     -----------  -----------  -----------

                     $37,913,000  $34,084,000  $29,957,000
                     ===========  ===========  ===========

 CASH AND CASH EQUIVALENTS -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

 ALLOWANCE FOR DOUBTFUL ACCOUNTS -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $2,988,000, $3,283,000 and $3,603,000 were made during the years ended December 31, 1995, 1994 and 1993, respectively.

 INVENTORIES -

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

 PROPERTY AND EQUIPMENT -

     Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over their estimated useful lives as follows:

     Buildings and improvements                10-25 years
     Operating equipment                        3-15 years

     Interest costs related to property and equipment acquisitions were capitalized during the acquisition period and are being amortized over the useful lives of the related assets.

 DEFERRED FINANCING COSTS -

     The costs of issuing long-term debt, including all underwriting, licensing, legal and accounting fees, have been capitalized and are being amortized over the term of the related debt issue. Amortization of such costs was $1,113,000, $964,000 and $3,144,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

 LONG-LIVED ASSETS

     During 1995, PHC adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, PHC does not believe that any material impairment currently exists related to its long-lived assets.

 ACCRUED INSURANCE -

     PHC is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, PHC's ultimate liability may differ from the amounts accrued.

 INCOME TAXES -

     Since May 1992, PHC has been included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and PHC, PHC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed.

     On January 1, 1993, PHC adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which utilizes the liability method and results in the determination of deferred taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities.

 INTEREST EXPENSE -

     Interest expense includes the accretion of debt discount amounting to $6,666,000, $5,398,000 and $361,000, respectively, during the years ended December 31, 1995, 1994 and 1993.

  NET LOSS PER COMMON SHARE -

     Net loss per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. The weighted average number of common stock equivalents outstanding was 5,187,000, 5,183,000 and 5,164,000 during the years ended December 31, 1995, 1994 and 1993, respectively. Shares issuable upon the exercise of stock options were not considered in the computation of net loss per common share as the result would have been antidilutive.

 RECLASSIFICATIONS -

          Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1995 consolidated financial statement presentation.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

(3)  SHORT-TERM CREDIT FACILITIES AND BORROWINGS FROM AFFILIATES

     During June 1994, a subsidiary of PHC entered into an agreement for a bank line of credit in the amount of $5,000,000. The agreement, which was renewed in April 1995, provides for interest on borrowings at the bank's prime lending rate plus 3/4% per annum. In addition to the maintenance of certain financial ratios, the line of credit agreement contains numerous restrictive covenants, all of which are also covenants under other debt as described in Note
4. The bank line of credit agreement also contains certain cross-default provisions with other outstanding debt of PHC and its subsidiaries. Borrowings under the line of credit are guaranteed to the extent of $2,000,000 by another subsidiary of PHC. There were no borrowings outstanding under the line of credit at December 31, 1995 or 1994; however, $3,000,000 was borrowed during the first quarter of 1996.

     During 1993, a subsidiary of PHC issued $21,000,000 of Series A and Series B 13 1/2% Guaranteed First Mortgage Notes due in 1994 (the "Series Notes"). The Series Notes were not registered under the Securities Act and, since no such registration became effective prior to August 18, 1993, the interest rate increased to 14% per annum effective at that date with additional increases of 1/4% after each succeeding 90-day period. Refinancing of the Series Notes was completed in February 1994 when a subsidiary of PHC issued $185,000,000 of 10 7/8% First Mortgage Notes due in 2004 (see Note 4).

     PHC and its subsidiaries had outstanding affiliate borrowings from HCC of $6,000,000 as of both December 31, 1995 and 1994. Of the amounts borrowed, $1,000,000, which is not due until April 1, 1998, is classified as noncurrent in the accompanying consolidated balance sheets at December 31, 1995 and 1994. In addition, $4,750,000 is due in May 1996 and is secured by a pledge of certain notes receivable from a partnership owned by certain numbers of the Pratt Family (see Note 7). The remaining balance of $250,000 is due on demand, or if no demand is made, on April 1, 1998. All such borrowings from HCC bear interest at the rate of 14% per annum, payable semiannually. Under certain conditions, PHC and its subsidiaries may obtain additional loans from HCC under similar terms.

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

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

(4)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of PHC's assets are pledged in connection with PHC's long-term indebtedness. Additionally, the indentures with respect to the February 1994 refinancing of substantially all of PHC's casino related outstanding debt contain certain cross-default provisions.

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1995           1994
                                                              -------------  -------------

10 7/8% first mortgage notes, due 2004 (a)                    $185,000,000   $185,000,000
11 5/8% senior notes, due 2004 (b)                              85,000,000     85,000,000
14 5/8% junior subordinated notes, due 2005 (c)                  8,738,000      8,683,000
14 7/8% secured promissory note, due 2006, net of
 discount of $51,033,000 and $64,759,000, respectively (d)      47,043,000     45,877,000
Other                                                            3,342,000      3,840,000
                                                              ------------   ------------

     Total indebtedness                                        329,123,000    328,400,000
   Less - current maturities                                      (553,000)      (511,000)
                                                              ------------   ------------

     Total long-term debt                                     $328,570,000   $327,889,000
                                                              ============   ============

--------------------

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

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

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

(c) On February 17, 1994, PRT Funding Corp., a subsidiary of PHC, issued $15,000,000 of junior subordinated notes (the "Junior Subordinated Notes") to HCC. At December 31, 1994, $6,317,000 principal amount of the Junior Subordinated Notes (subsequently adjusted to $6,262,000 during 1995) together with $1,914,000 of accrued interest were assigned to PHC by HCC in recognition of tax net operating losses of PHC used by HCC (see Notes 5 and 12). The Junior Subordinated Notes are due in February 2005 and bear interest at the rate of 14 5/8% per annum which, subject to a PHC subsidiary meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes, is payable semiannually commencing August 17, 1994. Because the PHC subsidiary had not met the financial coverage tests, interest was not paid on August 17, 1994 and February 17, 1995. However, based on the PHC subsidiary subsequently meeting such tests, all interest due through the August 17, 1995 interest payment dates has been paid (see Note 7).

(d) On February 17, 1994, PPI Funding Corp., a newly formed subsidiary of PHC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for the $38,779,000 principal amount of 15 1/2% unsecured notes held by HCC and issued by PCPI Funding Corp., a subsidiary of PHC (the "PCPI Notes"). The increased principal amount of the new notes included a call premium on the exchange ($1,745,000) equal to 4 1/2% of the principal amount of PCPI Notes exchanged; such premium was paid to all third party holders of $58,364,000 principal amount of PCPI Notes concurrently redeemed. The PPI Funding Notes were discounted to yield interest at the rate of 14 7/8% per annum and have a face value of $110,636,000. During the second and third quarters of 1995, PPI Funding Corp. repaid $5,500,000 of principal on the PPI Funding Notes, reducing the maturity value of the notes to $98,076,000. Payment of interest is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of PHC.

     Scheduled payments of long-term debt as of December 31, 1995 are set forth below:

          1996                                 $    553,000
          1997                                    3,468,000
          1998                                    5,439,000
          1999                                    5,479,000
          2000                                    5,515,000
          Thereafter                            359,702,000
                                               ------------

               Total                           $380,156,000
                                               ============

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

     Interest paid, net of amounts capitalized, amounted to $32,058,000, $27,253,000 and $38,582,000, respectively, during the years ended December 31, 1995, 1994 and 1993.

(5)    INCOME TAXES

     Components of PHC's benefit (provision) for income taxes consist of the following:


                                               YEAR ENDED DECEMBER 31,
                                         ------------------------------------
                                            1995         1994         1993
                                         ----------  ------------  ----------

Federal income tax benefit               $     -     $       -     $     -
State income tax benefit (provision):
  Current                                 (380,000)      500,000    (727,000)
  Deferred                                 480,000    (1,580,000)    (27,000)
                                         ---------   -----------   ---------
                                         $ 100,000   $(1,080,000)  $(754,000)
                                         =========   ===========   =========

     PHC is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and PHC, PHC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. In addition, HCC compensates PHC for the use by HCC and its subsidiaries (exclusive of PHC and its subsidiaries) of PHC's available tax net operating loss carryforwards ("NOL's"). There was no such utilization of PHC's NOL's for the year ended December 31, 1995 or 1993; for the year ended December 31, 1994, such payment was effected through the assignment of principal and interest on the Junior Subordinated Notes (see Note 12). Total state income taxes paid by PHC for the years ended December 31, 1995, 1994 and 1993 amounted to $171,000, $412,000 and $1,735,000, respectively.

     A reconciliation between the calculated tax benefit (provision) based on the statutory rates in effect and the effective tax rates follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                1995          1994          1993
                                                             -----------  ------------  ------------

Calculated income tax benefit
 at 34%                                                      $1,492,000   $ 1,161,000   $ 3,588,000
Tax benefit of operating
 losses not recognized                                         (297,000)     (361,000)   (2,805,000)
Amortization of excess
 purchase price                                                (803,000)     (803,000)     (803,000)
Disallowance of meals and
 entertainment                                                 (354,000)     (336,000)     (209,000)
State income taxes                                               66,000      (713,000)     (498,000)
Other                                                            (4,000)      (28,000)      (27,000)
                                                             ----------   -----------   -----------
Tax benefit (provision) as shown on
 consolidated statements of operations                       $  100,000   $(1,080,000)  $  (754,000)
                                                             ==========   ===========   ===========

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

     PHC and its subsidiaries have NOL's totaling approximately $61,000,000 (after reduction for the approximately $23,000,000 used by HCC in 1994), of which approximately $45,000,000 do not begin to expire until the year 2003. Additionally, PHC and its subsidiaries have various tax credits available totaling approximately $4,000,000, most of which expire by the year 2002. In the first quarter of 1993, PHC adopted the provisions of SFAS 109. SFAS 109 requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's is more likely than not, a valuation allowance should be recorded. Due to losses sustained for both financial and tax reporting by PHC and its subsidiaries through 1995, management was unable to determine that realization of such asset was more likely than not and, thus, has provided valuation allowances for the entire deferred tax asset for all periods presented.

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

     The components of the net deferred tax asset were as follows:

                                                                                                             DECEMBER 31,
                                                                                                     ----------------------------
                                                                                                         1995           1994
                                                                                                     -------------  -------------
Deferred tax assets:
  Net operating loss carryforwards                                                                   $ 20,668,000   $ 20,462,000
  Allowance for doubtful accounts                                                                       6,830,000      6,330,000
  Investment and jobs tax credits                                                                       4,417,000      4,075,000
  Equity losses of unconsolidated
    subsidiaries and joint ventures                                                                     3,165,000      3,491,000
  Other liabilities and accruals                                                                        2,455,000      1,942,000
  Other                                                                                                 1,377,000      2,496,000
                                                                                                     ------------   ------------

    Total deferred tax assets                                                                          38,912,000     38,796,000
                                                                                                     ------------   ------------

Deferred tax liabilities:
  Depreciation and amortization                                                                        (8,555,000)    (8,897,000)
  Other                                                                                                  (695,000)      (933,000)
                                                                                                     ------------   ------------

    Total deferred tax liabilities                                                                     (9,250,000)    (9,830,000)
                                                                                                     ------------   ------------

Net deferred tax asset                                                                                 29,662,000     28,966,000
Valuation allowance                                                                                   (29,662,000)   (28,966,000)
                                                                                                     ------------   ------------

                                                                                                     $        -     $        -
                                                                                                     ============   ============

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

     Receivables and payables in connection with the aforementioned tax allocation agreements were as follows:

                                                 DECEMBER 31,
                                        ------------------------------
                                            1995              1994
                                        ------------      ------------
Deferred income taxes - current           $1,950,000        $1,367,000
Other noncurrent liabilities              (1,950,000)       (1,367,000)



(6)  STOCK OPTIONS AND COMPENSATION PLANS

INCENTIVE STOCK OPTION PLAN
---------------------------

     During 1990, PHC adopted the 1990 Incentive Stock Option Plan (the "Plan"). The 1990 Plan provides for the granting of incentive stock options intended to qualify for special tax treatment under the Internal Revenue Code, as amended (the "Code"). The shares offered under the 1990 Plan consist of shares of PHC common stock. Options for no more than 102,092 shares of common stock may be granted under the 1990 Plan.

     The 1990 Plan is administered by the Board of Directors of PHC through its compensation committee. Options granted under the 1990 Plan are exercisable for a term ending five years from the date of grant and are subject to limitations on the quantity exercised in a calendar year and to certain repurchase provisions. As of December 31, 1995, no options to purchase shares are outstanding; options to purchase 57,772 shares are available for grant.

     The following table lists the activity of the stock option plan during 1995 and 1994:


                                            1995                1994
                                     -------------------  -------------------
                                                OPTION               OPTION
                                                 PRICE                PRICE
                                     OPTIONS   PER SHARE  OPTIONS   PER SHARE
                                     --------  ---------  --------  ---------

OUTSTANDING OPTIONS AT
 BEGINNING OF YEAR                     8,030       $2.50   18,880       $2.50
 Options exercised                         -        2.50  (10,650)       2.50
 Options terminated                   (8,030)       2.50     (200)       2.50
                                      ------              -------
OUTSTANDING OPTIONS AT
 END OF YEAR                               -           -    8,030        2.50
                                      ======              =======

COMPENSATION PLAN
-----------------

     During October 1995, HCC assumed the outstanding unfunded obligations of PHC under existing agreements with certain of PHC's principal shareholders and key executive officers providing for (1) lifetime

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES pension benefits upon the expiration of existing employment contracts and subsequent consulting agreements and (2) death benefits to be paid for a period of ten years. The obligation assumed by HCC was based on the net present value of the obligation at that date of $4,283,000. PHC issued a non-interest bearing note payable to HCC for a like amount in exchange for the assumption, which is included in noncurrent due to affiliate on the accompanying consolidated balance sheet at December 31, 1995. The obligation accrued under the agreements at December 31, 1994 amounted to $4,035,000 and was included in other noncurrent liabilities in the accompanying consolidated balance sheet. Amounts charged to expense by PHC under the agreements for the years ended December 31, 1995, 1994 and 1993 were approximately $158,000, $109,000 and $15,000, respectively.

(7)  TRANSACTIONS WITH RELATED PARTIES

     PHC operates the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which is owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. During 1995, PHC made capital expenditures under the hotel operating agreement totaling approximately $750,000 toward property improvements. PHC is also obligated by the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, PHC utilized funds borrowed from HCC to purchase such underlying indebtedness with a principal balance of $13,756,000 from third parties at a cost of $6,750,000 ($1,000,000 of which was paid during 1993) and subject to third party indebtedness amounting to $2,706,000. The required minimum rental payments (net of debt service receipts since the February 1994 note acquisition date) amounted to $530,000, $678,000 and $1,396,000, respectively, during the years ended December 31, 1995, 1994 and 1993. PHC recorded the note receivable from Metroplex at acquisition cost, which management believes does not exceed the estimated realizable value of the underlying collateral. The note is included in notes receivable in the accompanying consolidated balance sheets. Payments from Metroplex, including interest at the rate of 9 1/2% per annum, are due monthly with the remaining principal balance of $13,533,000 due May 31, 1996.

     PHC leased a hotel located in Garland, Texas from a partnership (the "Garland Partnership") controlled by certain members of the Pratt Family. The Garland Partnership was the obligor on the related underlying mortgage note which matured in June 1993. PHC was obligated under the terms of its lease agreement to make minimum rental payments equal to the Garland Partnership's debt service, including all required principal and interest payments and any payment due at maturity. For the year ended December 31, 1993, PHC paid the Garland Partnership $164,000. No such payments were made during 1995 and 1994. In 1990, the Garland Partnership sold the hotel and PHC sold its interest in the hotel's furniture, fixtures and equipment. During June 1993, PHC reacquired the hotel and immediately sold the property to a third party. PHC did not recognize a gain or loss in connection with this reacquisition and sale, and PHC has no further obligation with respect to this property. The Pratt Family's guarantee of indebtedness with respect to this property and PHC's related indemnification have been extinguished.

     From time to time, certain members of the Pratt Family have advanced monies to PHC for working capital requirements. At December 31, 1993, a loan in the amount of $140,000 was outstanding. This loan, which accrued interest at the prime lending rate, was repaid during 1994. Interest expense and guarantee fees with respect to such advances amounted to $8,000 for each of the years ended December 31, 1994 and 1993.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

          Pratt Management, L.P. ("PML"), a limited partnership wholly owned by PHC, earns, pursuant to a management agreement, a base management fee from Hollywood Casino - Aurora, Inc. ("HCA"), an HCC subsidiary, equal to 5% of the Aurora Casino's operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Such fees totaled approximately $9,432,000, $10,009,000 and $5,625,000, respectively, during the years ended December 31, 1995, 1994 and 1993. Unpaid fees amounting to $2,177,000, and $2,341,000, respectively, are included in due from affiliates in the accompanying consolidated balance sheets at December 31, 1995 and 1994.

          Pursuant to a ten-year consulting agreement with Hollywood Casino - Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino, a subsidiary of PHC receives monthly consulting fees of $100,000. Total fees earned for each of the years ended December 31, 1995 and 1994 amounted to $1,200,000.

          HCC is obligated under the terms of an administrative services agreement to pay PHC $50,000 per month during 1995 and 1994 ($20,000 per month during 1993). In addition, PHC and its subsidiaries share certain general and administrative costs with HCC. Net allocated costs and fees charged to HCC by PHC amounted to $153,000, $315,000 and $2,225,000, respectively, during the years ended December 31, 1995, 1994 and 1993. In connection with such allocated costs and fees, a payable in the amount of $53,000 and a receivable in the amount of $77,000 are included in due to affiliates and due from affiliates, respectively, in the accompanying consolidated balance sheets at December 31, 1995 and 1994.

          HCT and Advanced Casino Systems Corporation ("ACSC"), a PHC subsidiary, entered into a Computer Services Agreement dated as of January 1, 1994. The agreement has a term of three years and provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties as well as a fixed license fee of $30,000 a month payable in arrears on the first day of each month commencing September 1, 1994. HCT also reimburses ACSC for its direct costs and expenses incurred under this agreement. Total charges incurred under such agreement amounted to $532,000 and $763,000, respectively, for the years ended December 31, 1995 and 1994. HCA also receives certain computer-related services from PHC subsidiaries including hardware, software, and operator support. HCA reimburses PHC for its direct costs and any expenses incurred. Such costs totaled $602,000, $288,000 and $2,280,000, respectively, during the years ended December 31, 1995, 1994 and 1993.

          Greate Bay Hotel and Casino, Inc. ("GBHC"), the PHC subsidiary which owns and operates the Sands, performs certain administrative and marketing services on behalf of HCT and HCA. During the years ended December 31, 1995, 1994 and 1993, fees charged by GBHC for such services totaled $729,000, $211,000 and $272,000, respectively.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

          HCT and HCA are charged for certain legal, accounting, and other expenses incurred by PHC that relate to their business. For the years ended December 31, 1995, 1994 and 1993, such charges amounted to $423,000, $257,000 and $349,000, respectively.

          Interest expense with respect to borrowings from HCC is set forth below:

                                       FOR THE YEARS ENDED DECEMBER 31,
                                      ----------------------------------
                                         1995        1994        1993
                                      ----------  ----------  ----------

PPI Funding Notes and PCPI
  Notes held by HCC (Note 4)          $6,666,000  $6,121,000  $6,011,000
Junior Subordinated Notes (Note 4)     1,278,000   1,914,000           -
Short-term borrowings (Note 3)           853,000   1,246,000   1,191,000

          During 1994, a newly formed PHC subsidiary issued $40,524,000 discounted principal amount of PPI Funding Notes in exchange for the PCPI Notes held by HCC (see Note 4). Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balance at December 31, 1995 and 1994. Interest due to HCC on the PCPI Funding Notes at December 31, 1993 amounted to $1,503,000 and is included in interest payable on the accompanying consolidated balance sheet.

          Interest accrued on short-term borrowings at both December 31, 1995 and 1994, which amounted to $23,000 is also included in interest payable on the accompanying consolidated balance sheets together with interest on the Junior Subordinated Notes amounting to $476,000 at December 31, 1995. Outstanding interest on the Junior Subordinated Notes at December 31, 1994 was assigned to PHC by HCC in recognition of tax net operating losses of PHC used by HCC (see
Note 4).

(8)       NEW JERSEY REGULATIONS AND OBLIGATORY INVESTMENTS

          Certain of PHC's wholly owned subsidiaries conduct gaming operations in Atlantic City, New Jersey and operate a related hotel, several restaurants, and related support facilities. The operation of an Atlantic City casino/hotel is subject to significant regulatory control. Under the New Jersey Casino Control Act (the "Casino Act"), such PHC subsidiaries were required to obtain and are required to periodically renew their operating licenses. A casino license is not transferable and, after the initial licensing and two one-year renewal periods, is issued for a term of up to four years. However, the Casino Commission still has the authority to reopen license hearings at any time. During September 1994, the Casino Commission renewed GBHC's license to operate the Sands and found PHC qualified as a holding company of a casino license through September 30, 1996 and, during 1995, renewed NJMI's license to manage the Sands through September 30, 1996. Management will file for renewal of GBHC's license to operate and NJMI's license to manage the Sands during 1996. Terms of the current license require the Sands to comply with periodic financial reporting requirements as well as obtain prior Casino Commission approval of certain cash transfers and borrowings to and from affiliates. If it were determined that gaming laws were violated by a licensee, the gaming license held by each licensee could be conditioned, suspended or revoked. In addition, the licensees and other persons involved could be subject to substantial fines.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

          The Casino Act requires casino licensees to make certain approved investments in New Jersey or to pay an investment alternative tax. Casino licensees may obtain investment credits, which amount to 1.25% of casino revenues, by purchasing bonds at below-market interest rates from the Casino Reinvestment Development Authority (the "CRDA") or by making qualified investments approved by the CRDA. This governmental agency administers the statutorily mandated investments made by casino licensees and is required to expend the monies received by it for eligible projects defined in the statute. The investment alternative tax amounts to 2.5% of casino revenues. Payments of the investment obligations must be made quarterly. The Sands has elected to comply with the requirements by obtaining investment credits or by making qualified investments.

          As of December 31, 1995 and 1994, the Sands had purchased bonds totaling $4,631,000 and $4,368,000, respectively. In addition, the Sands had remaining funds on deposit and held in escrow by the CRDA at December 31, 1995 and 1994 of $4,683,000 and $2,117,000, respectively. The bonds purchased and the amounts on deposit and held in escrow are collectively referred to as "obligatory investments" in the accompanying consolidated financial statements.

          Obligatory investments at December 31, 1995 and 1994 are net of accumulated valuation allowances of $3,792,000 and $2,458,000, respectively, based upon the estimated realizable values of the investments. Provisions for valuation allowances during the years ended December 31, 1995, 1994 and 1993 amounted to $1,457,000, $617,000 and $340,000, respectively.

          Through 1995, the Sands has, from time to time, contributed certain amounts held in escrow to the CRDA. In consideration thereof, the CRDA granted the Sands waivers of certain of its investment obligations in future periods. The amount of the obligatory investments contributed during the years ended December 31, 1995, 1994 and 1993 was $250,000, $2,500,000 and $5,694,000,
respectively, resulting in waivers granted by the CRDA during 1995 and 1993 totaling $128,000 and $2,904,000, respectively. No such waivers were granted during 1994; however, the contribution has been designated for a project expected to benefit the community and the Sands facility. Accordingly, intangible assets of $1,275,000 have been included in other assets on the accompanying consolidated balance sheets at both December 31, 1995 and 1994 and will be amortized over a period of ten years effective with the completion of the project. Amortization of waivers granted totaled $128,000, $1,727,000 and $2,078,000, respectively, during the years ended December 31, 1995, 1994 and 1993. At December 31, 1995, all waivers were fully amortized.

(9)       ILLINOIS REGULATORY MATTERS

          Riverboat gaming operations in Illinois are subject to regulatory control by the Illinois Gaming Board. Under the provisions of the Illinois gaming regulations, PML is required to maintain its supplier's license, which was most recently renewed in 1995 and expires in December 1996. Management intends to file for renewal of PML's supplier's license and anticipates that such renewal will be approved by the Illinois Gaming Board during 1996. If it were determined that gaming laws were violated by a licensee, the license held could be limited, conditioned, suspended or revoked. In addition, the licensee and other persons involved could be subject to substantial fines.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

(10) SUMMARIZED COMBINED FINANCIAL INFORMATION OF AND TRANSACTIONS WITH UNCONSOLIDATED AFFILIATES

          Certain summarized combined financial information of PHC's unconsolidated affiliates, which include joint ventures, is presented below.

                                           YEAR ENDED DECEMBER 31,
                                 -------------------------------------------
                                     1995           1994           1993
                                 -------------  -------------  -------------

Net revenues                     $ 40,005,000   $ 38,897,000   $ 44,635,000
Expenses                          (43,144,000)   (42,154,000)   (52,457,000)
                                 ------------   ------------   ------------

Net (loss) income                $ (3,139,000)  $ (3,257,000)  $ (7,822,000)
                                 ============   ============   ============

                                                        DECEMBER 31,
                                                ----------------------------
                                                    1995           1994
                                                -------------  -------------
Current assets                                  $  5,410,000   $  5,273,000
                                                ============   ============

Noncurrent assets                               $ 58,011,000   $ 58,648,000
                                                ============   ============

Current liabilities                             $  7,398,000   $  7,430,000
                                                ============   ============

Noncurrent liabilities                          $ 77,877,000   $ 77,217,000
                                                ============   ============

          Income and losses of PHC's unconsolidated affiliates have not been reflected in the accompanying consolidated statements of operations for the years ended December 31, 1995, 1994 or 1993 as PHC's investments in such affiliates have previously been eliminated through the recognition of prior years' losses.

          At December 31, 1995, PHC had an ongoing commitment to fund its proportionate share of operating cash deficits with respect to its 50% ownership interest in the Sheraton Plaza located in Orlando, Florida; PHC was not required to make any such payments during 1995 and 1994 and paid $200,000 during 1993. PHC also agreed to contribute up to $3,900,000 (including approximately $1,200,000 during 1996) as an additional investment in the Sheraton Plaza hotel partnership to refurbish the hotel facility. PHC contributed $1,675,000, $660,000 and $125,000 during 1995, 1994 and 1993, respectively, toward such commitment. Such contributions are in recognition of PHC's partner having agreed to make $5,000,000 in principal reductions on the underlying mortgage note on the facility.

          PHC earns management and project fees from unconsolidated affiliates for the management and project supervision of certain hotel facilities. During the years ended December 31, 1995, 1994 and 1993, such fees amounted to $1,139,000, $977,000 and $930,000, respectively.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

(11)      LITIGATION

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

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

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

(12)      SUPPLEMENTAL CASH FLOW INFORMATION

          At December 31, 1994, HCC assigned to PHC $6,317,000 principal amount of the Junior Subordinated Notes (see Note 4) together with $1,914,000 of accrued interest thereon in recognition of the utilization by HCC of a portion of PHC's available tax net operating losses to reduce HCC's separate tax liability. The assignment resulted in the recording of $8,231,000 of additional paid-in capital on the accompanying consolidated balance sheet at December 31, 1994. This amount was adjusted by a charge to paid-in capital in the amount of $55,000 during 1995 upon filing the 1994 HCC consolidated federal income tax return.

          During 1994, PHC acquired the underlying indebtedness of the DFW North Holiday Inn subject to third party indebtedness totaling $2,706,000 (see Note
7).

(13)      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          Cash and cash equivalents - The carrying amounts approximate fair value because of the short maturity of these instruments.

          Obligatory investments - The carrying amount of obligatory investments approximates its fair value as a result of an allowance reflecting the below market interest rate associated with such investments.

          Notes receivable - The fair value of notes receivable is estimated based on the discounting of net cash flows at current market rates for notes of similar remaining maturities and collateral.

          Interest payable - The carrying amount of interest payable approximates fair value because of the short maturity of the obligation.

          Long-term debt - The fair value of PHC's long-term debt is estimated based on either the quoted market prices of the issue or on the discounted cash flow of future payments utilizing current rates available to PHC for debt of similar remaining maturities. Debt obligations with a short remaining maturity are valued at the carrying amount.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

           The estimated carrying amounts and fair values of PHC's financial instruments are as follows:


                                              DECEMBER 31, 1995                 DECEMBER 31, 1994
                                          --------------------------  ------------------------------------
                                            CARRYING                      CARRYING
                                             AMOUNT      FAIR VALUE        AMOUNT           FAIR VALUE
                                          ------------  ------------  -----------------  -----------------
Financial Assets
          Cash and cash equivalents       $ 28,067,000  $ 28,067,000       $ 29,302,000       $ 29,302,000
          Notes receivable                   9,222,000     9,222,000          9,325,000          9,325,000
          Obligatory investments             5,521,000     5,521,000          4,027,000          4,027,000

Financial Liabilities
          Interest payable                $ 11,856,000  $ 11,856,000       $ 11,385,000       $ 11,385,000
          Borrowings from affiliates         6,000,000     6,000,000          6,000,000          6,000,000
          10 7/8% First Mortgage Notes     185,000,000   160,950,000        185,000,000        150,775,000
          11 5/8% PRT Funding Notes         85,000,000    62,900,000         85,000,000         58,650,000
          14 7/8% PPI Funding Notes         47,043,000    47,043,000         45,877,000         45,877,000
          14 5/8% Junior Subordinated
                   Notes                     8,738,000     8,738,000          8,683,000          8,683,000
          Other                              3,342,000     3,194,000          3,840,000          3,670,000

(14) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                     QUARTER
                              -----------------------------------------------------
                                  FIRST        SECOND        THIRD        FOURTH
                              ------------  ------------  -----------  ------------
YEAR ENDED
       DECEMBER 31, 1995 -

Net revenues                  $73,221,000   $74,757,000   $83,344,000  $72,471,000
                              ===========   ===========   ===========  ===========

Net (loss) income             $(2,990,000)  $   318,000   $ 2,343,000  $(3,958,000)
                              ===========   ===========   ===========  ===========

Net (loss) income per
  common share                $      (.58)  $       .06   $       .45  $      (.76)
                              ===========   ===========   ===========  ===========

YEAR ENDED
  DECEMBER 31, 1994 -

Net revenues                  $62,672,000   $70,368,000   $90,374,000  $71,976,000
                              ===========   ===========   ===========  ===========

Net (loss) income             $(4,609,000)  $(3,060,000)  $ 7,881,000  $(4,708,000)
                              ===========   ===========   ===========  ===========

Net (loss) income per
  common share                $      (.89)  $      (.59)  $      1.52  $      (.91)
                              ===========   ===========   ===========  ===========

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING   AND
          FINANCIAL DISCLOSURE

       PHC had no disagreements with its independent accountants to report under this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Certain information is set forth below concerning the executive officers, directors and certain key employees of Pratt Hotel Corporation (the "Company").

                   Name                     Age            Position
                   ----                     ---            --------

Jack E. Pratt.............................   68  Chairman of the Board, Chief
                                                 Executive Officer and Director

Edward T. Pratt, Jr.......................   72  Vice Chairman of the Board,
                                                 Treasurer and Director

William D. Pratt..........................   67  Executive Vice President,
                                                 Acting General Counsel,
                                                 Secretary and Director

Edward T. Pratt III.......................   40  President

Albert J. Cohen...........................   56  Executive Vice President and
                                                 Principal Financial Officer

Lawrence C. Cole..........................   49  Vice President of Management
                                                 Information Systems

Charles F. LaFrano III....................   40  Vice President

Arthur Lewis..............................   66  Vice President of Corporate
                                                 Security and Governmental
                                                 Relations

Leonard M. DeAngelo.......................   44  President of Greate Bay Hotel
                                                 and Casino, Inc. ("GBHC"), a
                                                 wholly owned subsidiary of
                                                 of the Company

Bernard A. Capaldi, CPA...................   53  Director

Edward D. Muir............................   85  Director

BUSINESS EXPERIENCE FOR PAST FIVE YEARS

          Mr. Jack E. Pratt has served as Chairman of the Board, a director and Chief Executive Officer of the Company for more than five years. Mr. Pratt has also served as a director of Hollywood Casino Corporation ("HCC"), which owns approximately 80% of the Company's outstanding common stock, since its inception in 1990.

          Mr. Edward T. Pratt, Jr. has served as Vice Chairman of the Board and a director and executive officer of the Company for more than five years. Mr. Pratt has also served as a director of HCC since its inception in 1990.

          Mr. William D. Pratt has served as Executive Vice President, Secretary and a director of the Company for more than five years. He also currently serves as Acting General Counsel and, prior to May 1995, served as General Counsel of the Company for more than five years. Mr. Pratt has also served as a director of HCC since its inception in 1990. Mr. Pratt also served as Vice President and Secretary of Southmark San Juan, Inc. ("SSJ"), 46.3% of the stock of which is owned by a subsidiary of the Company, at the time of the filing by SSJ on August 20, 1992 of a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. In November 1992, the reorganization plan was confirmed by the Bankruptcy Court.

          Mr. Edward T. Pratt III was elected President and Chief Operating Officer of the Company in November 1995. From May 1987 until November 1995, he served the Company as Executive Vice President -- Development and Corporate Affairs. Mr. Pratt has served as a director of HCC since 1992. Mr. Pratt also served as co-chairman and co-chief executive officer of SSJ at the time of the filing of its voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code (see previous paragraph).

          Mr. Albert J. Cohen, a certified public accountant, was elected Executive Vice President and Principal Financial Officer of the Company in May 1987.

          Mr. Lawrence C. Cole has served as Vice President of Management Information Systems of the Company since December 1987 and of GBHC since January 1983. Mr. Cole also serves as Chief Executive Officer and President of Advanced Casino Systems Corporation ("ACSC"), a subsidiary of the Company, which licenses software for automated casino accounting and control systems.

          Mr. Charles F. LaFrano III is a certified public accountant and has served as Vice President of the Company since September 1988. He also served as Corporate Controller (Principal Accounting Officer) of the Company from September 1988 until November 1994.

          Mr. Arthur Lewis has served as Vice President of Corporate Security and Governmental Relations of the Company since December 1987 and of GBHC since November 1982.

          Mr. Leonard M. DeAngelo was named President of GBHC in November 1995. He previously served as Senior Vice President of GBHC from March 1995 to November 1995 and as Vice President of Casino Operations of GBHC from February 1988 to March 1995.

          Mr. Bernard A. Capaldi is a certified public accountant and is a principal of Capaldi, Reynolds & Associates, P.A., C.P.A.'s in New Jersey, and has held such position since 1965. He is also the Chairman of the Board of Shore Memorial Hospital's parent holding company.

          Mr. Edward D. Muir is currently retired. He is a former Senior Vice President of Rauscher Pierce Refsnes of San Antonio, Texas, an investment banking firm, and was associated with Rauscher Pierce Refsnes in numerous executive capacities for more than five years.

FAMILY RELATIONSHIPS

     Messrs. Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt are brothers (the "Pratt Brothers"). Mr. Edward T. Pratt III, President of the Company, is the son of Mr. Edward T. Pratt, Jr. There is no other family relationship between any of the directors and any executive officers of the Company or its subsidiaries or affiliates.

ITEM 11.  EXECUTIVE COMPENSATION

     SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table provides certain summary information concerning compensation paid or accrued by the Company, its subsidiaries and affiliates to or on behalf of (i) the Company's Chief Executive Officer; (ii) each of the four other most highly compensated executive officers of the Company (determined as of the end of the last fiscal year; and (iii) additional individuals who would have qualified as among the four other most highly compensated executive officers of the Company but for the fact that the individual was not serving as an executive officer of the Company at the end of the last fiscal year (hereafter referred to as the named executive officers) for the fiscal years ended December 31, 1995, 1994 and 1993.


                                                                ANNUAL COMPENSATION                LONG-TERM
                                                        ------------------------------------      COMPENSATION
                                                                               OTHER ANNUAL          AWARDS/        ALL OTHER
       NAME AND PRINCIPAL POSITION              YEAR     SALARY     BONUS    COMPENSATION (1)        OPTIONS     COMPENSATION (2)
       ---------------------------             -----    ---------  --------  ----------------     ------------   ----------------
Jack E. Pratt (3)                              1995      $111,068  $ 71,750      $14,000                 -           $105,886
         Chief Executive Officer and           1994        87,934   124,615       13,000                 -             52,024
         Chairman of the Board of the          1993       150,075         -       16,500                 -             14,288
         Company

Edward T. Pratt, Jr. (3)                       1995        81,060    31,000       18,500                 -             21,698
         Treasurer and Vice Chairman           1994        69,775    49,846       18,000                 -             19,683
         of the Board of the Company           1993       111,742         -       20,625                 -              1,376

Leonard M. DeAngelo                            1995       284,772    75,000            -                 -              1,980
         President of GBHC                     1994       223,920         -            -                 -              2,100
                                               1993       207,853         -            -                 -              2,956

Lawrence C. Cole                               1995       270,085         -            -                 -              1,980
         Vice President of Management          1994       250,139         -            -                 -              2,250
         Information Systems of the Company    1993       251,885    10,000            -                 -              3,000

Arthur Lewis                                   1995       127,590         -            -                 -              1,412
         Vice President of Security            1994       124,407         -            -                 -              2,250
         of the Company                        1993       113,561         -            -                 -              3,000

William P. Weidner                             1995       814,180         -            -                 -              1,980
         Formerly President and Chief          1994       727,698         -            -                 -              2,250
         Operating Officer of the Company      1993       690,075         -            -                 -              3,000

Bradley H. Stone                               1995       506,313         -            -                 -              1,980
         Formerly Executive Vice President     1994       479,231         -            -                 -              2,250
         of the Company                        1993       457,983         -            -                 -              3,000


__________

(1) Represents directors' fees for service as a director to a subsidiary of the Company.

(2) Includes matching contributions by the Company to The Hollywood Casino Corporation and Subsidiaries Retirement Savings Plan on behalf of the named executive officer. See also "Employee Retirement Savings Plan" below. Amounts set forth for Jack E. Pratt and Edward T. Pratt, Jr. also include pension benefit accruals on their behalf. See also "Employment Contracts" below.

(3) Amounts shown for Jack E. Pratt and Edward T. Pratt, Jr. represent payments by the Company and its subsidiaries for services on their behalf. Messrs. Jack Pratt and Edward T. Pratt, Jr. concurrently hold positions as officers of HCC, which reimburses the Company for services provided to HCC pursuant to intercompany allocation agreements ratified by the respective Boards of Directors of the Company and HCC. Additional compensation amounts earned by the Messrs. Pratt for their services provided to HCC and paid by HCC are set forth in the following tabulation:

                                              All Other
                          Salary    Bonus    Compensation
                         --------  --------  ------------
Jack E. Pratt
  1995                   $454,930  $133,250    $105,886
  1994                    442,263    25,385      53,528
  1993                    294,173         -      28,007

 Edward T. Pratt, Jr.
  1995                   $202,941  $ 31,000    $ 21,698
  1994                    207,677    10,154      20,802
  1993                    131,906         -           -

          No grants of stock options under the Pratt Hotel Corporation 1990 Incentive Stock Option Plan (the "Plan") were made to the named executive officers during the most recent fiscal year.

          OPTION EXERCISES AND HOLDINGS

          The following table provides information, with respect to the named executive officers, concerning options granted under the Plan during the last fiscal year and unexercised options held as of the end of the fiscal year:

                      AGGREGATED OPTION EXERCISES IN LAST
                 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                                                  VALUE OF UNEXERCISED
                                                                                                 IN-THE-MONEY OPTIONS AT
                                                                                                 FY-END (MARKET PRICE OF
                                             VALUE REALIZED        NUMBER OF UNEXERCISED         SHARES AT FY-END ($2.25)
                                SHARES      (MARKET PRICE AT         OPTIONS AT FY-END             LESS EXERCISE PRICE)
                               ACQUIRED       EXERCISE LESS    ----------------------------   ------------------------------
  NAME                       ON EXERCISE     EXERCISE PRICE)    EXERCISABLE   UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
  ----                       -----------     ---------------   -------------  -------------   -------------    -------------

Jack E. Pratt..............            -                 -                -               -               -                 -

Edward T. Pratt, Jr........            -                 -                -               -               -                 -

Leonard M. DeAngelo........            -                 -                -               -               -                 -

Lawrence C. Cole...........            -                 -                -               -               -                 -

Arthur Lewis...............            -                 -                -               -               -                 -

William P. Weidner.........            -                 -                -               -               -                 -

Bradley H. Stone...........            -                 -                -               -               -                 -

          EMPLOYMENT CONTRACTS

          Jack E. Pratt, Chairman of the Board and Chief Executive Officer of the Company, Edward T. Pratt, Jr., Vice Chairman of the Board and Treasurer of the Company, and William D. Pratt, Executive Vice President, Secretary and Acting General Counsel of the Company, have been under employment contracts with the Company and have provided services to HCC pursuant to intercompany allocation agreements ratified by the respective Boards of Directors of the Company and HCC. Their employment contracts were executed during October 1989 and originally expired on December 31, 1994, but were extended by amendment through December 31, 1996. Effective as of January 1, 1996, HCC has assumed the obligations and extended the terms of the contracts to December 31, 1998 with respect to Jack E. Pratt and to December 31, 1997 with respect to Edward T. Pratt, Jr. and William D. Pratt. Services to the Company will continue to be provided pursuant to intercompany allocation agreements. The terms of the contracts may be extended again by mutual agreement of the parties and the extended term, or any further extension thereof, will be followed immediately by a four-year period as consultants to HCC. Upon expirations the consulting term, each of the Pratt Brothers will be entitled to receive a lifetime pension benefit and his designated beneficiary is entitled to receive a death benefit, throughout the term of the employment, consulting and pension benefit periods.

          The terms of the employment contracts provide for an annual base salary in the first year for Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt of $350,000, $223,000 and $191,000, respectively, subject to annual review and increase by the Compensation Committee of the Board of Directors. Compensation under the consulting and pension benefit provisions of the employment contracts of each of the Pratt Brothers will be 75% of the average of his three highest annual salaries during the employment term of the contract. The death benefit is derived by multiplying a Pratt Brother's highest annual salary during his employment term by 50% and such benefit will be paid annually to his designated beneficiary for a period of ten years after his death. The estimated annual pension benefit payable to Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt is currently $425,000, $220,000 and $192,000, respectively.

          Leonard M. DeAngelo, President of GBHC, serves under an employment contract, as amended on November 17, 1995, in such capacity continuing through November 16, 1998, unless sooner terminated by one of the respective parties. The terms of Mr. DeAngelo's amended contract provides for a minimum annual base salary of $450,000, subject to annual increases of five percent.

          Lawrence C. Cole, Vice President of Management Information Systems of the Company serves under an employment contract, as amended on January 1, 1996, with a wholly owned subsidiary of the Company in such capacity continuing through December 31, 1998 unless sooner terminated by one of the respective parties. The terms of Mr. Cole's amended contract provides for a minimum annual base salary of $275,000 subject to annual increases based on changes in the Consumer Price Index, as defined in the employment contract, together with incentive bonuses based on operating results. Obligations of the subsidiary under the employment contract are guaranteed by GBHC.

          William P. Weidner, formerly President and Chief Operating Officer of the Company, and Bradley H. Stone, formerly Executive Vice President of the Company and President of GBHC, were under employment contracts in such respective capacities continuing through December 31, 1995; both contracts were terminated in November 1995. The terms of Mr. Weidner's and Mr. Stone's contracts provided for minimum annual base salaries of $677,000 and $422,000, respectively, subject to annual increases based on changes in the Consumer Price Index, as defined in the employment contracts.

          INCENTIVE STOCK OPTION PLAN

          The 1990 Incentive Stock Option Plan. On March 22, 1990, the Company
          ------------------------------------
adopted the Pratt Hotel Corporation 1990 Incentive Stock Option Plan (the "PHC Plan"). The PHC Plan provides for the granting of incentive stock options that are intended to qualify for special tax treatment under the Internal Revenue Code

(the "Code"). The shares to be offered under the PHC Plan consist of shares (whether authorized and unissued or issued and reacquired) of the Common Stock. Options for no more than 102,092 shares of the Common Stock may be granted under the PHC Plan.

          The PHC Plan is administered by the Compensation Committee of the Board of Directors (the "Board") of the Company. Subject to the terms of the PHC Plan, the Compensation Committee may from time to time determine those key employees who shall be granted stock options under the PHC Plan, the number of shares to be subject to such options and interpret and establish and amend rules and regulations relating to the PHC Plan. Only key employees of the Company or any of its subsidiaries are eligible to participate in the PHC Plan. Incentive stock options granted under the PHC Plan are exercisable for a term ending five years from the date of grant.

          The exercise of options is subject to a $100,000 calendar-year limit for each option holder based on the fair market value of the Common Stock at the time the option was granted. Options not exercised in earlier periods shall be accumulated and available for exercise in later periods. Options may be exercised only as to full shares of Common Stock. Upon termination of an optionee's employment with the Company for any reason, including death or disability, his or her options will immediately expire.

          The Compensation Committee may provide for the exercise of options immediately or in installments, and upon such other terms, conditions and restrictions as it may determine, including granting the Company the right to repurchase shares issued upon the exercise of options. The PHC Plan provides that if any person or group (other than Pratt Brothers) becomes the beneficial owner of more than 51% of the Common Stock (other than by merger, consolidation or purchase from the Company), the Company's right to repurchase a former employee's shares shall terminate.

          EMPLOYEE RETIREMENT SAVINGS PLAN

          On January 1, 1989, the Company adopted GBHC's qualified defined contribution plan for the benefit of all of the Company's employees who satisfy certain eligibility requirements. GBHC had adopted this plan for the benefit of its eligible employees in November 1984. Upon adoption by the Company, the former plan changed its name to The Hollywood Casino Corporation and Subsidiaries Retirement Savings Plan (the "Savings Plan"). The Savings Plan is qualified under the requirements of section 401(k) of the Code allowing participating employees to benefit from the tax deferral opportunities provided therein. All employees of the Company who have completed one year of service, as defined, and who have attained the age of 21, are eligible to participate in the Savings Plan.

          The Savings Plan provides for a matching contribution by the Company based upon certain criteria, including levels of participation by the Company's employees. The Company accrued matching contributions totaling approximately $535,000 for the year ended December 31, 1995.

          COMPENSATION OF DIRECTORS

          Nonemployee directors of the Company received an annual fee of $25,000 for service on the Board of Directors and $1,000 for each Board meeting attended during 1995. The Board of Directors of the Company held four regularly scheduled meetings during the year ended December 31, 1995. The Board of Directors of the Company has Audit, Executive and Compensation Committees, but does not have a standing nominating committee. Nonemployee members of the Audit Committee receive an annual fee of $2,500 for service on the committee and $500 for each committee meeting attended. No additional compensation or fees are paid to directors for attending Executive and Compensation Committee meetings.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The Compensation Committee of the Board of Directors of the Company is comprised of Messrs. Edward D. Muir, Jack E. Pratt and William D. Pratt and, prior to his resignation in November 1995, included Mr. James A. Colquitt. Messrs. Muir and Colquitt are neither former nor current officers or employees of the Company or any of its subsidiaries. Jack E. Pratt and William D. Pratt serve as executive officers and directors of the Company and HCC. They also serve on the Compensation Committee of HCC.

                     REPORT OF THE COMPENSATION COMMITTEE

          As members of the Compensation Committee, it is our duty to administer the Company's various incentive plans, including its incentive stock option plan and to review compensation levels of members of management, to evaluate the performance of management and to consider management succession and related matters. The Compensation Committee reviews with the Board in detail all aspects of compensation for all executive officers.

          The compensation policy of the Company, which is endorsed by the Compensation Committee, is that the annual compensation of each officer has been established to reward long-term strategic management and the enhancement of shareholder value, as well as to attract and retain key executives critical to the long-term success of the Company. Such compensation relates to and must be contingent upon the contributions, responsibilities and relative position in the Company of each individual officer, as well as the relative performance of the Company. The Compensation Committee has also taken into consideration competition within the rapidly expanding gaming industry for experienced personnel as well as other subjective considerations in its deliberations regarding executive compensation.

          In 1995 Mr. Jack E. Pratt, Chairman of the Board and Chief Executive Officer of the Company, served the Company under an employment agreement with the Company dated as of September 21, 1989, as amended (the "Employment Agreement"), described in the Company's Form 10K for the fiscal year ended December 31, 1995. In addition, Mr. Pratt provided services to HCC through an intercompany overhead allocation arrangement (the "Overhead Allocation Arrangement") previously approved by the Boards of Directors of the Company and HCC. In light of previous decisions of the Board of Directors of the Company and its Compensation Committee, the minimum annual base salary of Mr. Pratt under the Employment Agreement has been set at $566,000 effective as of July 1, 1994. There were no adjustments to the annual base salary of Mr. Pratt in the fiscal year 1995.

          Effective as of January 1, 1996, HCC assumed the obligations of the Company under the Employment Agreement and extended the term of such Employment Agreement to December 31, 1998. Mr. Pratt continues to provide services to the Company and HCC which allocate the cost of such services pursuant to the Overhead Allocation Arrangement. In January 1996, the Compensation Committee of the Board of Directors of HCC approved (i) an increase in the annual base salary of Mr. Pratt from $566,000 to $645,000 effective as of January 1, 1996 and (ii) the award of a bonus to Mr. Pratt in the amount of $205,000 for fiscal year 1995 (of which $71,750 has been allocated to the Company based on the Overhead Allocation Arrangement), in recognition of profitable operations at a riverboat gaming facility owned by a subsidiary of HCC and managed by a subsidiary of the Company, profitable operations at a dockside gaming facility owned by a subsidiary of HCC and for which a subsidiary of the Company provides consulting services and the successful refinancing of substantially all of HCC's gaming related debt obligations at more favorable terms.

          During 1995, the Compensation Committee also considered stock option grants to each of the senior officers and key employees of the Company. No such grants were issued during 1995.

          This report and the accompanying stock price performance graph are provided for general informational purposes only pursuant to regulations under the Securities Exchange Act of 1934. No information contained in this report or the accompanying graph shall be deemed to be filed in whole or in part for purposes under the Securities Act of 1933 or the Securities Exchange Act of 1934, or incorporated by reference into any filing made thereunder.

                                                Compensation Committee


                                                Jack E. Pratt
                                                William D. Pratt
                                                Edward D. Muir

                            STOCK PRICE PERFORMANCE

          The graph set forth below compares the stock price performance of the Company with those of the Dow Jones Equity Market Index and the Dow Jones Index for the Casino Industry for the previous five years. The Company has not paid dividends over such period of time; however, the comparative equity market and industry data assumes reinvestment of dividends. The stock price performance
shown below may not be indicative of future stock price performance.    (Table
substituted for graph).

                            Pratt Hotel Corporation
                            Stock Price Performance
                            (January 1, 1991 = 100)

                                          Equity  Casino  Pratt Hotel
                          Date            Index   Index   Corporation
                    ------------------    ------  ------  -----------

                    January 1, 1991        100.0   100.0     100.0
                    March 28, 1991         115.6   131.2     175.0
                    June 28, 1991          115.1   141.4     275.0
                    September 30, 1991     121.8   157.2     175.0
                    December 31, 1991      132.4   153.4     100.0
                    March 31, 1992         129.6   181.9     175.0
                    June 30, 1992          131.6   162.4     175.0
                    September 30, 1992     136.1   202.7     150.0
                    December 31, 1992      143.8   236.9      80.0
                    March 31, 1993         150.4   251.4     295.0
                    June 30, 1993          151.0   306.2     435.0
                    September 30, 1993     155.2   398.1     185.0
                    December 31, 1993      158.1   361.6     235.0
                    March 31, 1994         152.2   313.5     170.0
                    June 30, 1994          152.4   239.8     160.0
                    September 30, 1994     159.7   269.2     245.0
                    December 30, 1994      159.4   277.6     165.0
                    March 31, 1995         174.9   359.1     165.0
                    June 30, 1995          191.8   401.6     165.0
                    September 29, 1995     207.9   387.1     190.0
                    December 29, 1995      220.5   368.2      90.0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          Based on filings with the Securities and Exchange Commission, the only person known to the Company, other than certain directors of the Company, which beneficially owned more than 5% of the outstanding Common Stock is described below:

                                                    Shares of    Percentage of
                                                   Common Stock   Outstanding
                      Name and Address of          Beneficially      Common
                        Beneficial Owner              Owned          Stock
                  -----------------------------    ------------  -------------

                   Hollywood Casino Corporation
                   13455 Noel Road, LB48
                   Dallas, TX  75240                 4,156,013        80.1%

SECURITY OWNERSHIP OF MANAGEMENT

          The following information pertains to the Common Stock beneficially owned by each director, nominee for director, each executive officer and former executive officer named under Item 11 - "Executive Compensation" and by all current directors and officers of the Company as a group as of March 26, 1996:

                                  Shares of    Percentage of
                                 Common Stock   Outstanding
                                 Beneficially     Common
Beneficial Owner                   Owned (a)      Stock
-------------------------------  ------------  -------------

Jack E. Pratt..................   4,156,013(b)      80.1%
Edward T. Pratt, Jr............   4,156,013(c)      80.1%
William D. Pratt...............   4,156,013(d)      80.1%
Edward T. Pratt III............   4,156,013(e)      80.1%
William P. Weidner (f).........      46,239(g)         *
Bradley H. Stone (f)...........       7,500(h)         *
Edward D. Muir.................      29,677(i)         *
Bernard A. Capaldi, CPA........          --           --
Lawrence C. Cole...............       2,390(j)         *
Leonard M. DeAngelo............       1,840(k)         *
Arthur Lewis...................       1,000            *
All directors and officers as
  a group (9 individuals)......   4,189,080(l)      80.8%

__________

*    Less than 1%

(a) Except as otherwise described, each individual has the sole power to vote and dispose of the Common Stock beneficially owned by him.

(b) By virtue of the following, Jack E. Pratt may be deemed to share beneficial ownership of all of the Common Stock held by HCC: (i) C. A. Pratt Partners, Ltd., a Texas limited partnership of which Mr. Pratt is the General Partner, owns 1,282,123 shares (5.2%) of the outstanding stock of HCC; such shares are subject to a voting agreement giving Mr. Pratt sole voting power on all matters to come before the stockholders of the Company,
     (ii) J. E. Pratt Co. I, a Texas general partnership of which Mr. Pratt is the Managing General Partner, owns 1,799,387 shares (7.3%) of the outstanding stock of HCC, (iii) the W.D. Pratt Family Trust, for which Mr. Pratt is the managing trustee, owns 1,003,867 shares (4.1%) of the outstanding stock of HCC and (iv) Mr. Pratt is a director of HCC.

(c) By virtue of the following, Edward T. Pratt, Jr. may be deemed to share beneficial ownership of all of the Common Stock held by HCC: (i) E.T. Pratt Co. I, a Texas general partnership of which Mr. Pratt is the Managing General Partner, owns 926,748 shares (3.7%) of the outstanding stock of HCC and (ii) Mr. Pratt is a director of HCC.

(d) By virtue of the following, William D. Pratt may be deemed to share beneficial ownership of all the Common Stock held by HCC: (i) W.D. Pratt Co. I, a Texas general partnership of which Mr. Pratt is the Managing General Partner, owns 290,830 shares (1.2%) of the outstanding stock of HCC, (ii) the J.E. Pratt Family Trust, for which Mr. Pratt is the managing trustee, owns 4,588,867 shares (18.5%) of the outstanding stock of HCC and
     (iii) Mr. Pratt is a director of HCC.

(e) By virtue of the following, Edward T. Pratt III may be deemed to share beneficial ownership of all the Common Stock held by HCC: (i) E. Pratt Family Trust, of which Mr. Pratt is the Managing Trustee, owns 2,076,013 (8.4%) of the outstanding stock of HCC; (ii) direct ownership of 332,500 (1.3%) of the outstanding stock of HCC; and (iii) Mr. Pratt is a director of HCC. Mr. Pratt also holds options to purchase 130,008 shares of common stock of HCC exercisable within 60 days, which represents less than one percent of the outstanding shares of HCC.

(f)  Former officer or director of the Company.  Resigned effective November
     1995.

(g) Mr. Weidner also owns 339,981 shares of HCC Common Stock, which represents 1.4% of the outstanding shares of HCC Common Stock.

(h) Mr. Stone also owns 191,990 shares of HCC Common Stock, which represents less than one percent of the outstanding shares of HCC Common Stock.

(i) Includes 10,780 shares held of record by the Betty Fay Muir Survivors Trust of which Mr. Edward D. Muir is the Trustee.

(j) Mr. Cole also owns 65,004 shares of HCC Common Stock, which represents less than one percent of the outstanding shares of HCC.

(k) Mr. DeAngelo also owns 65,004 shares of HCC Common Stock, which represents less than one percent of the outstanding shares of HCC.

(l) Current officers and directors of the Company as a group also beneficially own 12,516,947 shares of HCC Common Stock (50.1% of the HCC shares outstanding) and hold options to purchase 130,008 shares of HCC Common Stock exercisable within 60 days. Such shares subject to options represent less than one percent of the outstanding shares of HCC Common Stock.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     HOLLYWOOD CASINO CORPORATION. During 1990, HCC, a corporation then wholly owned by the Pratt Family, acquired approximately $38.8 million of unsecured notes (the "PCPI Notes") issued by PCPI Funding Corp., a subsidiary of the Company. As part of a refinancing in February 1994 of virtually all of the Company's casino-related outstanding debt, a newly formed subsidiary of the Company issued approximately $40.5 million discounted principal amount of new deferred interest notes (the "PPI Funding Notes") in exchange for the $38.8 million principal amount of PCPI Notes held by HCC. The increased principal amount of the new notes includes a call premium on the exchange ($1.7 million) equal to 4 1/2% of the principal amount of PCPI Notes exchanged; such premium was paid to all third parties holding PCPI Notes. Interest expense accreted with respect to the PPI Funding Notes for the year ended December 31, 1995 amounted to $6.6 million. During 1995, the PHC subsidiary repaid $5.5 million of principal on the PPI Funding Notes.

     Since May 1992, the Company and its subsidiaries have borrowed funds from a liquidity fund established by HCC for such purpose. As of December 31, 1995, the outstanding balance on such borrowings was $6 million and, under certain conditions, the Company and its subsidiaries may obtain additional loans from HCC under similar terms. Of the amounts borrowed, $1 million, which is not due until April 1, 1998, is classified as noncurrent. Borrowings of $4.8 million are due on May 31, 1996 and are secured by a pledge of certain notes receivable acquired by the Company during 1994 (see "DFW North" below). The remaining $250,000 is due on demand, or if no demand is made, on April 1, 1998. Such borrowings from HCC bear interest at the rate of 14% per annum, payable semiannually.

     In connection with the February 1994 refinancing of virtually all of the Company's casino-related indebtedness, a newly formed subsidiary of the Company borrowed $15 million from HCC to be used in connection with an expansion of the Sands Hotel and Casino. The debt accrues interest at the rate of 14 5/8% per annum and is due in February 2005. At December 31, 1994, $6.3 million principal amount of such notes together with $1.9 million of accrued interest were assigned to the Company by HCC in recognition of tax net operating losses of the Company used by HCC.

     Interest expense on borrowings from HCC as described in the preceding two paragraphs amounted to $2.1 million for the year ended December 31, 1995. Interest payable to HCC in connection with such borrowings amounted to $499,000 at December 31, 1995.

     Hollywood Casino - Aurora, Inc. ("HCA"), a wholly owned subsidiary of HCC, was organized for the purpose of developing and owning a riverboat gaming facility in Aurora, Illinois, (the "Aurora Casino") which commenced operations on June 17, 1993. A wholly owned subsidiary of the Company receives, pursuant to a services agreement, a base services fee equal to 5% of operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Such fees totaled approximately $9.6 million during 1995 of which unpaid base services and incentive fees of $2.2 million were owed to the PHC subsidiary at December 31, 1995.

     HWCC - Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, completed construction of a dockside gaming facility in Tunica County, Mississippi (the "Tunica Casino") which commenced operations in August 1994. Pursuant to a ten-year consulting agreement with HCT, a subsidiary of the Company receives monthly consulting fees of $100,000.

     HCC is obligated under the terms of an administrative services agreement to pay the Company $50,000 per month in connection with certain shared administrative costs. In addition, the Company and its subsidiaries share certain general and administrative costs with HCC. Net allocated costs and fees charged to HCC by the Company amounted to $153,000 during the year ended December 31, 1995. A payable in the amount of $53,000 in connection with such allocated costs and fees was due to HCC at December 31, 1995.

     Various subsidiaries of the Company provide legal, accounting, marketing and other administrative services to casino facilities owned by HCC. The HCC facilities are billed for such services at either the direct or allocated cost of providing the services. Such charges amounted to approximately $1.2 million for the year ended December 31, 1995.

     A subsidiary of the Company also provides computer-related services to the HCC-owned casino facilities. The subsidiary has an agreement with one casino facility which expires on December 31, 1996 and provides for the sale of computer hardware and information systems equipment and the licensing of software necessary to operate the facility. The casino pays prices and fees in amounts and on terms and conditions that the subsidiary provides to unrelated third parties as well as a fixed license and consulting fee of $30,000 per month. The subsidiary is also reimbursed for its direct costs and expenses incurred under this agreement. Total charges under the agreement amounted to $532,000 for the year ended December 31, 1995. The PHC subsidiary also provides similar services and hardware to another HCC-owned casino facility which it charges for direct costs and expenses. Such charges amounted to $602,000 for the year ended December 31, 1995.

     On October 16, 1995, HCC assumed the employment contracts of each of the Pratt Brothers, including the outstanding obligations of the Company for the pension and death benefit payments to be made to the Pratt Brothers. As consideration for the assumption, the Company has incurred a non-interest bearing payable to HCC in the amount of approximately $4.3 million, representing the net present value of the outstanding obligations as of such date.

          DFW NORTH. The Company operates the Holiday Inn located at the north entrance of the Dallas/Fort Worth International Airport ("DFW North") which is owned by Metroplex Hotel Limited ("Metroplex"), a limited partnership owned at December 31, 1995 by Jack E. Pratt and Edward T. Pratt, Jr., each as 30% general and limited partners, William D. Pratt as a 10% general and limited partner and Crystal A. Pratt, the former wife of Jack E. Pratt, as a 30% limited partner. During the year ended December 31, 1995, the Company made capital expenditures under the hotel operating agreement totaling approximately $750,000 toward property improvements. The Company is also obligated by the operating agreement, which expires in 2002, to make minimum payments equal to principal and interest payments on the indebtedness incurred by Metroplex to purchase DFW North.

          During February 1994, the Company purchased such underlying indebtedness with a principal balance of approximately $13.8 million from third parties at a cost of $6.8 million ($1 million of which was paid during 1993), with funds borrowed from HCC, and subject to third party indebtedness amounting to $2.7 million. Payments under the hotel operating agreement, net of debt service receipts, amounted to $530,000 during the year ended December 31, 1995. Payments from Metroplex, including interest at the rate of 9 1/2% per annum, are due monthly with the remaining principal balance of $13.5 million due May 31, 1996.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       The following documents are filed as a part of this report:

          1.    FINANCIAL STATEMENTS

               The financial statements filed as part of this report are listed on the Index to Financial Statements on page 24.

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


          3.    EXHIBITS

                @3.1    --  Certificate of Incorporation of PHC as amended.
                            (Exhibit 3.1)
                @3.2    --  Amended Bylaws of PHC.  (Exhibit 3.2)
                +4.1    --  Form of Indenture among PCPI Funding Corp., Pratt
                            Casino Properties and PHC and First Interstate Bank
                            of Dallas as Trustee (including form of Security).
                            (Exhibit 10.4)
                +4.2    --  First Supplemental Indenture, dated as of February
                            27,1989, among PCPI Funding Corp., First Interstate
                            Bank of Texas, N.A., PHC and Pratt Casino
                            Properties. (Exhibit 10.11)

                **4.3   --  Indenture dated as of February 15, 1994 between GB
                            Property Funding Corp. as Issuer, GB Holdings, Inc.
                            and GBHC as Guarantors, and Shawmut Bank
                            Connecticut, N.A. as Trustee. (Exhibit 10.50)
                **4.4   --  Mortgage, Fixture Filing and Security Agreement
                            dated February 17, 1994, by GBHC in favor of Shawmut
                            Bank Connecticut, National Association, as
                            Mortgagee. (Exhibit 10.51)
                **4.5   --  Security Agreement dated February 17, 1994 made by
                            GB Property Funding Corp., GBHC, GB Holdings, Inc.,
                            Advanced Casino Systems International, Inc.
                            Computerized Management Systems International, Inc.
                            and any Additional Collateral Grantor to Shawmut
                            Bank Connecticut, National Association, as Trustee.
                            (Exhibit 10.52)
                **4.6   --  Collateral Assignment of Leases dated as of February
                            17, 1994, by GBHC, in favor of Shawmut Bank
                            Connecticut, National, Association, as Assignee.
                            (Exhibit 10.53)
                **4.7   --  Indenture dated as of February 15, 1994 between PRT
                            Funding Corp. as Issuer, Pratt Casino Corporation as
                            Guarantor and Shawmut Bank, N.A. as Trustee.
                            (Exhibit 10.54)
                ++9.1   --  Voting Trust Agreement dated as of May 31, 1990 by
                            and between Crystal A. Pratt and Jack E. Pratt.
                            (Exhibit 9.1)
                ++9.2   --  Voting Interest Trust Agreement dated as of November
                            9, 1987 between the partners of J.E. Pratt Co. I and
                            William D. Pratt. (Exhibit 9.2)
                +10.1   --  Management Services Agreement dated August 19, 1987,
                            between Pratt Hotel Management, Inc. ("PHMI") and
                            GBHC. (Exhibit 10.1)
                +10.2   --  Overhead Allocation Agreement, effective as of
                            January 1, 1988, between PHC and PHMI. (Exhibit
                            10.2)
                +10.3   --  Amended License Agreement by and between Hughes
                            Properties, Inc. and PHC dated May 19, 1987.
                            (Exhibit 10.3)
                *10.4   --  Amendment and Restatement of Joint Venture Agreement
                            dated August 1, 1984, between PHC and DeBartolo
                            Hotel Associates. (Exhibit 10.13)
                *10.5   --  Second Amendment of Joint Venture Agreement of
                            Pratt/DeBartolo Associates of Orlando dated June 30,
                            1985 between PHC and DeBartolo Hotel Associates.
                            (Exhibit 10.14)
                +10.6   --  Joint Operating Agreement dated as of May 31, 1992
                            between Metroplex Hotel Limited and PHC. (Exhibit
                            10.14)
                +10.7   --  Management Agreement between Pratt/DeBartolo
                            Associates of Orlando and PHC dated May 20, 1983, as
                            amended. (Exhibit 10.15)
                +10.8   --  Management Agreement by and between Southmark San
                            Juan, Inc., owner, and SJPR Inc., operator, dated
                            September 15, 1987, as amended. (Exhibit 10.16)
                +10.9   --  Tax Allocation Agreement by and among PHC, PPI
                            Corporation, Greate Bay Hotel Corporation, Pratt
                            Casino Properties, Pacsa No. 2, Inc., Pacsa No. 3,
                            Inc., Pratt Hotel Funding, Inc. and Greate Bay
                            Property Funding Corp., effective as of January 1,
                            1987. (Exhibit 10.17)
                +10.10  --  Tax Allocation Agreement by and among Pratt Casino
                            Properties, BPHC Acquisition, Inc., PHMI, Greate Bay
                            Casino Corporation, PCPI Funding Corp. and GBHC effective as of January 1, 1987. (Exhibit 10.18)
                +10.11  --  Indemnification Agreement dated as of December 17,
                            1987, by and between PHC and the Pratt Brothers.
                            (Exhibit 10.19)
               @@10.12  --  Fourth Amendment to Employment Agreement dated
                            January 1, 1996, between HCC and Jack E. Pratt.
                            (Exhibit 10.12)
               @@10.13  --  Fourth Amendment to Employment Agreement dated
                            January 1, 1996, between HCC and Edward T. Pratt,
                            Jr.  (Exhibit 10.13)

               @@10.14  --  Fourth Amendment to Employment Agreement dated
                            January 1, 1996, between HCC and William D. Pratt. (Exhibit 10.14)
              +++10.15  --  Employment Agreement as amended, dated May 14, 1992, between PHC and William P. Weidner. (Exhibit 10.28)
              +++10.16  --  Employment Agreement dated May 31, 1992, between
                            GBHC and Bradley H. Stone. (Exhibit 10.29)
               @@10.17  --  Employment Agreement, as amended, dated November 17,
                            1995 between GBHC and Leonard M. DeAngelo. (Exhibit 10.15)
               @@10.18  --  Employment Agreement dated January 1, 1996, between
                            ACSC and Lawrence C. Cole. (Exhibit 10.16)
                *10.19  --  Management Services Agreement dated as of June 21,
                            1991, between HCA and GBCC (the "Management Services Agreement"). (Exhibit 10.34)
                *10.20  --  First Amendment to the Management Services Agreement
                            dated as of May 14, 1992. (Exhibit 10.35)
                *10.21  --  Tax Sharing Agreement dated May 13, 1992, by and among HCC, HCA and PHC. (Exhibit 10.36)
                *10.22  --  Administrative Services Agreement dated as of May
                            14, 1992, between HCC and PHC. (Exhibit 10.41)
                *10.23  --  Technical Services Agreement dated February 21,
                            1992, between HCA and PHC (the "Technical Services Agreement"). (Exhibit 10.42)
                *10.24  --  First Amendment to the Technical Services Agreement
                            dated May 14, 1992. (Exhibit 10.43)
               **10.25  --  Agreement of Limited Partnership of Pratt
                            Management, L.P. (Exhibit 10.55)
              ***10.26  --  Consulting Agreement dated as of January 1, 1994 between PCC, as the Consultant, and HWCC - Tunica, Inc.
              ***10.27  --  Computer Services Agreement dated as of January 1,
                            1994 between Summit Tunica Partnership and Advanced Casino Systems Corporation.
                 21.1   --  Subsidiaries of PHC.
                 23.1   --  Consent of Arthur Andersen LLP
                 27.1   --  Financial Data Schedule

__________

                    @ Incorporated by reference from the exhibit shown in parenthesis to PHC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

                   @@ Incorporated by reference from the exhibit shown in parenthesis to Hollywood Casino Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

                  *** Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-82182) for HWCC - Tunica, Inc. as filed with the SEC on September 29, 1994.

                (B) REPORTS ON FORM 8-K.

                    PHC did not file any reports on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 28, 1996.

                                                PRATT HOTEL CORPORATION

                                         By:  /s/     Jack E. Pratt
                                              -----------------------------
                                                      Jack E. Pratt
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

        SIGNATURE                  TITLE                    DATE
        ---------                  -----                    ----

/s/   Jack E. Pratt        Chairman of the Board,       March 28, 1996
-------------------------    Chief Executive
      Jack E. Pratt          Officer and Director


/s/ Edward T. Pratt, Jr.   Vice Chairman of the         March 28, 1996
-------------------------    Board, Treasurer and
    Edward T. Pratt, Jr.     Director

/s/ Edward T. Pratt III    President and Chief          March 28, 1996
-------------------------    Operating Officer
    Edward T. Pratt III

/s/  William D. Pratt      Executive Vice               March 28, 1996
-------------------------    President, Acting General
     William D. Pratt        Counsel, Secretary
                             and Director

/s/   Albert J. Cohen      Executive Vice               March 28, 1996
-------------------------    President and Principal
      Albert J. Cohen        Financial Officer

/s/    John C. Hull        Corporate Controller         March 28, 1996
-------------------------
       John C. Hull

/s/  Bernard A. Capaldi    Director                     March 28, 1996
-------------------------
     Bernard A. Capaldi

/s/   Edward D. Muir       Director                     March 28, 1996
-------------------------
      Edward D. Muir

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

     --   Schedule II; Valuation and Qualifying Accounts

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To Pratt Hotel Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Pratt Hotel Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated February 15, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statement schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                    ARTHUR ANDERSEN LLP



Roseland, New Jersey
February 15, 1996

                                                                      SCHEDULE I
                                                                      PAGE 1

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    PRATT HOTEL CORPORATION (PARENT COMPANY)

                                 BALANCE SHEETS
                                     ASSETS

                                                        DECEMBER 31,
                                               -----------------------------
                                                   1995             1994
                                               ------------    -------------

Cash and cash equivalents                      $    319,000    $   1,023,000
Accounts receivable                                 108,000          108,000
Due from affiliates                               1,169,000          561,000
Other current assets                                 13,000           13,000
                                               ------------    -------------

 Total current assets                             1,609,000        1,705,000
                                               ------------    -------------

Notes receivable                                  9,222,000        9,325,000
Due from affiliate                                6,262,000        8,231,000
Other assets                                              -           87,000
                                               ------------    -------------

                                               $ 17,093,000    $  19,348,000
                                               ============    =============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current maturities of long-term debt           $    358,000    $     328,000
Accounts payable and accrued liabilities            445,000          683,000
Due to affiliates                                 6,530,000                -
                                               ------------    -------------


 Total current liabilities                        7,333,000        1,011,000
                                               ------------    -------------


Long-term debt                                   36,150,000       36,809,000
                                               ------------    -------------

Other noncurrent liabilities                      3,820,000        7,148,000
                                               ------------    -------------

Due to affiliates                                 8,773,000       10,839,000
                                               ------------    -------------

Investment in and advances to affiliates         99,432,000       97,614,000
                                               ------------    -------------

Shareholders' deficit:
 Common stock, $.10 par value per share,
  10,000,000 shares authorized, 5,186,627
  shares issued and outstanding                     519,000          519,000
 Additional paid-in capital                      23,783,000       23,838,000
 Accumulated deficit                           (162,717,000)    (158,430,000)
                                               ------------    -------------

                                               (138,415,000)   (134,073,000)
                                               ------------    -------------

                                               $ 17,093,000    $  19,348,000
                                               ============    =============

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

                                                                      SCHEDULE I
                                                                      PAGE 2

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    PRATT HOTEL CORPORATION (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS


                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                          1995          1994          1993
                                      ------------  ------------  -------------

REVENUES
Overhead allocation fees              $   600,000   $   600,000   $          -
Other                                           -       424,000              -
                                      -----------   -----------   ------------

                                          600,000     1,024,000              -
                                      -----------   -----------   ------------

EXPENSES
General and administrative
 expense                                  291,000       300,000        228,000
                                      -----------   -----------   ------------

 Income (loss) from operations            309,000       724,000       (228,000)
                                      -----------   -----------   ------------

Non-operating income (expense):
 Interest income                        2,239,000     1,786,000      1,288,000
 Interest expense                      (6,621,000)   (7,584,000)    (8,627,000)
                                      -----------   -----------   ------------

  Total non-operating expense, net     (4,382,000)   (5,798,000)    (7,339,000)
                                      -----------   -----------   ------------
Loss before income tax benefit
 and other item                        (4,073,000)   (5,074,000)    (7,567,000)
Income tax benefit                              -             -              -
                                      -----------   -----------   ------------

 Loss before other item                (4,073,000)   (5,074,000)    (7,567,000)
Equity in (losses) earnings of
 consolidated subsidiaries               (214,000)      578,000    (18,555,000)
                                      -----------   -----------   ------------

Net loss                              $(4,287,000)  $(4,496,000)  $(26,122,000)
                                      ===========   ===========   ============

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

                                                                      SCHEDULE I
                                                                      PAGE 3

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    PRATT HOTEL CORPORATION (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  1995          1994           1993
                                                              ------------  -------------  -------------

OPERATING ACTIVITIES:
 Net loss                                                     $(4,287,000)  $ (4,496,000)  $(26,122,000)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Equity in losses (earnings) of consolidated subsidiaries        214,000       (578,000)    18,555,000
  Dividends received from consolidated subsidiaries                     -     49,095,000              -
  Net change in accounts payable and accrued liabilities         (238,000)       142,000       (374,000)
  Net change in other current assets and liabilities            1,668,000       (632,000)     1,046,000
  Net change in other noncurrent assets and liabilities           620,000    (31,389,000)     2,449,000
                                                              -----------   ------------   ------------

   Net cash (used in) provided by operating activities         (2,023,000)    12,142,000     (4,446,000)
                                                              -----------   ------------   ------------

INVESTING ACTIVITIES:
 Collections on notes receivable                                  103,000      7,614,000              -
 Purchase of mortgage note                                              -     (5,750,000)    (1,000,000)
 Investments in and advances to unconsolidated affiliates      (1,675,000)      (660,000)      (325,000)
 Net repayments (advances to) from consolidated affiliates      1,158,000       (152,000)     6,675,000
                                                              -----------   ------------   ------------

 Net cash (used in) provided by investing activities             (414,000)     1,052,000      5,350,000
                                                              -----------   ------------   ------------

FINANCING ACTIVITIES:
 Net borrowings from affiliates                                 2,050,000      5,360,000      3,050,000
 Repayments of long-term debt                                    (317,000)   (17,802,000)    (4,244,000)
 Issuance of common stock                                               -         27,000         83,000
                                                              -----------   ------------   ------------

  Net cash provided by (used in) financing activities           1,733,000    (12,415,000)    (1,111,000)
                                                              -----------   ------------   ------------

  Net (decrease) increase in cash and cash equivalents           (704,000)       779,000       (207,000)
   Cash and cash equivalents at beginning of year               1,023,000        244,000        451,000
                                                              -----------   ------------   ------------

   Cash and cash equivalents at end of year                   $   319,000   $  1,023,000   $    244,000
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

                                                                      SCHEDULE I
                                                                      PAGE 4

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    PRATT HOTEL CORPORATION (PARENT COMPANY)

                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS


(1)  SCHEDULED PAYMENTS OF LONG-TERM DEBT

     Scheduled payments of long-term debt of the Registrant as of December 31, 1995 are set forth below:


        1996                                        $   358,000
        1997                                            391,000
        1998                                         34,795,000
        1999                                            466,000
        2000                                            498,000
                                                    -----------

                                                    $36,508,000
                                                    ===========

     Pratt Hotel Corporation paid interest of $6,635,000, $39,255,000 and $3,702,000, respectively, during the years ended December 31, 1995, 1994 and 1993.

(2)  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' condensed financial information of the Registrant to conform such information to the 1995 presentation.



          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                     SCHEDULE II

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                            AMOUNTS
                                              BALANCE AT   CHARGED TO                      BALANCE
                                               BEGINNING   COSTS AND                       AT END
                                               OF PERIOD    EXPENSES     DEDUCTIONS       OF PERIOD
                                              -----------  ----------  -------------     -----------

DESCRIPTION
-----------

YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful
    accounts receivable                       $15,297,000  $2,988,000  $(1,789,000) (1)  $16,496,000
  Allowance for obligatory
    investments                                 2,458,000   1,457,000     (123,000) (2)    3,792,000
                                              -----------  ----------  -----------       -----------
                                              $17,755,000  $4,445,000  $(1,912,000)      $20,288,000
                                              ===========  ==========  ===========       ===========

YEAR ENDED DECEMBER 31, 1994:
  Allowance for doubtful
    accounts receivable                       $14,814,000  $3,283,000  $(2,800,000) (1)  $15,297,000
  Allowance for obligatory
    investments                                 3,065,000     617,000   (1,224,000) (2)    2,458,000
                                              -----------  ----------  -----------       -----------
                                              $17,879,000  $3,900,000  $(4,024,000)      $17,755,000
                                              ===========  ==========  ===========       ===========

YEAR ENDED DECEMBER 31, 1993:
  Allowance for doubtful
    accounts receivable                       $13,746,000  $3,603,000  $(2,535,000) (1)  $14,814,000
  Allowance for obligatory
    investments                                 5,420,000     340,000   (2,695,000) (2)    3,065,000
                                              -----------  ----------  -----------       -----------
                                              $19,166,000  $3,943,000  $(5,230,000)      $17,879,000
                                              ===========  ==========  ===========       ===========

______________________________

(1)  Represents net write-offs of uncollectible accounts.

(2) Represents write-offs of obligatory investments in connection with the contribution of certain obligatory investments to the Casino Reinvestment Development Authority.



          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                               INDEX TO EXHIBITS

                                                                 SEQUENTIALLY
EXHIBIT                                                            NUMBERED
NUMBER                                                               PAGE
-------                                                          -------------

@3.1    --  Certificate of Incorporation of PHC as amended.
            (Exhibit 3.1)
@3.2    --  Amended Bylaws of PHC.  (Exhibit 3.2)
+4.1    --  Form of Indenture among PCPI Funding Corp., Pratt
            Casino Properties and PHC and First Interstate
            Bank of Dallas as Trustee (including form of Security).
            (Exhibit 10.4)
+4.2    --  First Supplemental Indenture, dated as of February 27,
            1989, among PCPI Funding Corp., First Interstate
            Bank of Texas, N.A., PHC and Pratt Casino Properties.
            (Exhibit 10.11)
**4.3   --  Indenture dated as of February 15, 1994 between GB
            Property Funding Corp. as Issuer, GB Holdings, Inc.
            and GBHC as Guarantors, and Shawmut Bank Connecticut,
            N.A. as Trustee. (Exhibit 10.50)
**4.4   --  Mortgage, Fixture Filing and Security Agreement
            dated February 17, 1994, by GBHC in favor of Shawmut Bank
            Connecticut, National Association, as Mortgagee.
            (Exhibit 10.51)
**4.5   --  Security Agreement dated February 17, 1994 made by
            GB Property Funding Corp., GBHC, GB Holdings, Inc.,
            Advanced Casino Systems International, Inc.
            Computerized Management Systems International, Inc.
            and any Additional Collateral Grantor to Shawmut Bank
            Connecticut, National Association, as Trustee.
            (Exhibit 10.52)
**4.6   --  Collateral Assignment of Leases dated as of
            February 17, 1994, by GBHC, in favor of Shawmut Bank
            Connecticut, National Association, as Assignee.
            (Exhibit 10.53)
**4.7   --  Indenture dated as of February 15, 1994 between PRT
            Funding Corp. as Issuer, Pratt Casino Corporation as
            Guarantor and Shawmut Bank, N.A. as Trustee.
            (Exhibit 10.54)
++9.1   --  Voting Trust Agreement dated as of May 31, 1990 by
            and between Crystal A. Pratt and Jack E. Pratt.
            (Exhibit 9.1)
++9.2   --  Voting Interest Trust Agreement dated as of
            November 9, 1987 between the partners of J.E. Pratt Co.
            I and William D. Pratt.  (Exhibit 9.2)
+10.1   --  Management Services Agreement dated August 19, 1987,
            between Pratt Hotel Management, Inc. ("PHMI") and
            GBHC.  (Exhibit 10.1)
+10.2   --  Overhead Allocation Agreement, effective as of
            January 1, 1988, between PHC and PHMI. (Exhibit 10.2)
+10.3   --  Amended License Agreement by and between Hughes
            Properties, Inc. and PHC dated May 19, 1987.
            (Exhibit 10.3)

                                                                 SEQUENTIALLY
EXHIBIT                                                            NUMBERED
NUMBER                                                               PAGE
-------                                                          -------------

  *10.4  --  Amendment and Restatement of Joint Venture Agreement
             dated August 1, 1984, between PHC and DeBartolo
             Hotel Associates.  (Exhibit 10.13)
  *10.5  --  Second Amendment of Joint Venture Agreement of
             Pratt/DeBartolo Associates of Orlando dated June 30, 1985 between PHC and DeBartolo Hotel Associates. (Exhibit 10.14)
  +10.6  --  Joint Operating Agreement dated as of May 31,
             1992 between Metroplex Hotel Limited and PHC.
             (Exhibit 10.14)
  +10.7  --  Management Agreement between Pratt/DeBartolo
             Associates of Orlando and PHC dated May 20,
             1983, as amended.  (Exhibit 10.15)
  +10.8  --  Management Agreement by and between Southmark San
             Juan, Inc., owner, and SJPR Inc., operator, dated September 15, 1987, as amended. (Exhibit 10.16)
  +10.9  --  Tax Allocation Agreement by and among PHC, PPI
             Corporation, Greate Bay Hotel Corporation, Pratt
             Casino Properties, Pacsa No. 2, Inc., Pacsa No. 3, Inc., Pratt Hotel Funding, Inc. and Greate Bay Property Funding Corp., effective as of January 1, 1987. (Exhibit 10.17)
  +10.10 --  Tax Allocation Agreement by and among Pratt
             Casino Properties, BPHC Acquisition, Inc., PHMI,
             Greate Bay Casino Corporation, PCPI Funding Corp.
             and GBHC effective as of January 1, 1987.
             (Exhibit 10.18)
  +10.11 --  Indemnification Agreement dated as of December 17,
             1987, by and between PHC and the Pratt Brothers.
             (Exhibit 10.19)
 @@10.12 --  Fourth Amendment to Employment Agreement dated
             January 1, 1996, between HCC and Jack E. Pratt.
             (Exhibit 10.12)
 @@10.13 --  Fourth Amendment to Employment Agreement dated
             January 1, 1996, between HCC and Edward T. Pratt,
             Jr. (Exhibit 10.13)
 @@10.14 --  Fourth Amendment to Employment Agreement dated
             January 1, 1996, between HCC and William D. Pratt.
             (Exhibit 10.14)
+++10.15 --  Employment Agreement as amended, dated May 14,
             1992, between PHC and William P. Weidner.
             (Exhibit 10.28)
+++10.16 --  Employment Agreement dated May 31, 1992, between
             GBHC and Bradley H. Stone.  (Exhibit 10.29)
 @@10.17 --  Employment Agreement, as amended, dated
             November 17, 1995 between GBHC and Leonard M.
             DeAngelo.  (Exhibit 10.15)
 @@10.18 --  Employment Agreement dated January 1, 1996, between
             ACSC and Lawrence C. Cole.  (Exhibit 10.16)

                                                                 SEQUENTIALLY
EXHIBIT                                                            NUMBERED
NUMBER                                                               PAGE
-------                                                          -------------

  *10.19-- Management Services Agreement dated as of June 21, 1991, between HCA and GBCC (the "Management
            Services Agreement").  (Exhibit 10.34)
  *10.20--  First Amendment to the Management Services
            Agreement dated as of May 14, 1992.  (Exhibit
            10.35)
  *10.21-- Tax Sharing Agreement dated May 13, 1992, by and among HCC, HCA and PHC. (Exhibit 10.36)
  *10.22--  Administrative Services Agreement dated as of May
            14, 1992, between HCC and PHC. (Exhibit 10.41) *10.23-- Technical Services Agreement dated February 21, 1992, between HCA and PHC (the "Technical Services
            Agreement").  (Exhibit 10.42)
  *10.24-- First Amendment to the Technical Services Agreement dated May 14, 1992. (Exhibit 10.43)
 **10.25--  Agreement of Limited Partnership of Pratt Management,
            L.P. (Exhibit 10.55)
***10.26--  Consulting Agreement dated as of January 1, 1994 between PCC, as the Consultant, and HWCC - Tunica,
            Inc.
***10.27--  Computer Services Agreement dated as of January 1,
            1994 between Summit Tunica Partnership and
            Advanced Casino Systems Corporation.
   21.1 --  Subsidiaries of PHC.
   23.1 --  Consent of Arthur Andersen LLP
   27.1 --  Financial Data Schedule
_______________________

  @ Incorporated by reference from the exhibit shown in parenthesis to PHC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

 @@ Incorporated by reference from the exhibit shown in parenthesis to Hollywood Casino Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

                                                                 SEQUENTIALLY
EXHIBIT                                                            NUMBERED
NUMBER                                                               PAGE
-------                                                          -------------

   * Incorporated by reference from the exhibit shown in parenthesis to that Registration Statement on Form 10 filed with the SEC on May 28, 1992 by PRT Corporation (now known as HCC).

  ** Incorporated by reference from the exhibit shown in parenthesis to Form
     S-1 Registration Statement (Registration No. 33-77502) for Hollywood Casino Corporation as filed with the SEC on April 8, 1994.

 *** Incorporated by reference from the exhibit shown in parenthesis to Form S-1
     Registration Statement (Registration No. 33-82182) for HWCC - Tunica, Inc. as filed with the SEC on September 29, 1994.