Form 10-Q
period 1996-03-31
PRATT HOTEL CORP /DE/
filed 1996-05-14
CIK 30117

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        MARCH 31, 1996
                              --------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the transition period from                   to
                              ------------------   -----------------------

Commission file number   1-6339
                      -----------------

                            PRATT HOTEL CORPORATION
- - --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

              DELAWARE                                      75-1295630
- - -------------------------------------------       ------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     TWO GALLERIA TOWER, SUITE 2200
         13455 NOEL ROAD, LB 48
             DALLAS, TEXAS                                    75240
- - -----------------------------------------------    -----------------------------
 (Address of principal executive offices)                   (Zip Code)

(Registrant's telephone number, including area code)      (214) 386-9777
                                                    ----------------------------

                               (NOT APPLICABLE)
- - --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X     NO
                                             -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class                            Outstanding at May 13, 1996
- - --------------------------------------      ------------------------------------
     COMMON STOCK, $.10 PAR VALUE                     5,186,627 SHARES

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES


PART I: FINANCIAL INFORMATION
- - -----------------------------

INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - -------------------------------------------------------

     Pratt Hotel Corporation, a Delaware corporation, and its subsidiaries ("PHC") are engaged primarily in the ownership, operation and management of casino/hotels and hotels in the United States and Puerto Rico; the management of a riverboat gaming facility located in Aurora, Illinois (the "Aurora Casino") and providing consulting services to a gaming facility in Tunica County, Mississippi (the "Tunica Casino"). Approximately 20% of PHC's outstanding common shares are listed and traded on the American Stock Exchange under the symbol PHC. The remaining 80% of the common shares of PHC are owned by Hollywood Casino Corporation ("HCC"), a Delaware corporation which is approximately 53% owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family
members (collectively, the "Pratt Family").   The remaining outstanding HCC
common shares are listed and traded on the NASDAQ under the symbol HWCC.

     A significant portion of PHC's assets relate to its wholly owned subsidiary, Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September; consequently, the results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

     The consolidated financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 have been prepared by PHC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PHC as of March 31, 1996, and the results of its operations and cash flows for the three month periods ended March 31, 1996 and 1995.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in PHC's 1995 Annual Report on Form 10-K.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                  (UNAUDITED)


                                             MARCH 31,      DECEMBER 31,
                                                1996            1995
                                           -------------   -------------
Current Assets:
 Cash and cash equivalents                 $  23,197,000   $  28,067,000
 Accounts receivable, net of allowances
  of $16,948,000 and $16,496,000,
  respectively                                11,953,000      12,293,000
 Inventories                                   4,337,000       4,462,000
 Due from affiliates                           2,374,000       2,435,000
 Deferred income taxes                         3,967,000       4,055,000
 Refundable deposits and other
  current assets                               3,027,000       2,764,000
                                           -------------   -------------
  Total current assets                        48,855,000      54,076,000
                                           -------------   -------------

Property and Equipment:
 Land                                         37,807,000      37,807,000
 Buildings and improvements                  185,404,000     185,077,000
 Operating equipment                          93,304,000      92,474,000
 Construction in progress                      3,316,000       2,450,000
                                           -------------   -------------
                                             319,831,000     317,808,000
 Less - accumulated depreciation
  and amortization                          (153,159,000)   (148,531,000)
                                           -------------   -------------
  Net property and equipment                 166,672,000     169,277,000
                                           -------------   -------------

Other Assets:
 Obligatory investments                        5,122,000       5,521,000
 Deferred financing costs                      8,455,000       8,730,000
 Notes receivable                              9,195,000       9,222,000
 Other assets                                  4,286,000       3,457,000
                                           -------------   -------------
  Total other assets                          27,058,000      26,930,000
                                           -------------   -------------
                                           $ 242,585,000   $ 250,283,000
                                           =============   =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                                  (UNAUDITED)

                                               MARCH 31,      DECEMBER 31,
                                                 1996            1995
                                             -------------   -------------
Current Liabilities:
 Borrowings from affiliate                   $   5,000,000   $   5,000,000
 Short-term credit facilities                    2,000,000               -
 Current maturities of long-term debt              559,000         553,000
 Accounts payable                                9,911,000       9,503,000
 Accrued liabilities -
  Salaries and wages                             3,796,000       4,349,000
  Interest                                       9,846,000      11,856,000
  Insurance                                      2,615,000       2,339,000
  Other                                         10,004,000       8,868,000
 Other current liabilities                       2,883,000       3,630,000
                                             -------------   -------------
  Total current liabilities                     46,614,000      46,098,000
                                             -------------   -------------
Long-Term Debt                                 330,176,000     328,570,000
                                             -------------   -------------
Other Noncurrent Liabilities                     8,723,000       8,747,000
                                             -------------   -------------
Due to Affiliate                                 5,283,000       5,283,000
                                             -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding          519,000         519,000
 Additional paid-in capital                     23,783,000      23,783,000
 Accumulated deficit                          (172,513,000)   (162,717,000)
                                             -------------   -------------
  Total shareholders' deficit                 (148,211,000)   (138,415,000)
                                             -------------   -------------
                                             $ 242,585,000   $ 250,283,000
                                             =============   =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                      --------------------------
                                          1996           1995
                                      ------------   -----------
Revenues:
 Casino                               $ 57,605,000   $63,876,000
 Rooms                                   3,524,000     3,390,000
 Food and beverage                       8,950,000     7,868,000
 Other                                   5,463,000     4,217,000
                                      ------------   -----------
                                        75,542,000    79,351,000
 Less - promotional allowances          (7,119,000)   (6,130,000)
                                      ------------   -----------
  Net revenues                          68,423,000    73,221,000
                                      ------------   -----------

Expenses:
 Casino                                 53,113,000    49,738,000
 Rooms                                     956,000     1,084,000
 Food and beverage                       2,881,000     2,590,000
 Other                                   1,160,000     1,211,000
 General and administrative              6,549,000     7,468,000
 Depreciation and amortization           5,255,000     5,129,000
                                      ------------   -----------
  Total expenses                        69,914,000    67,220,000
                                      ------------   -----------
 (Loss) income from operations          (1,491,000)    6,001,000
                                      ------------   -----------

Non-operating income (expense):
 Interest income                           574,000       551,000
 Interest expense                       (9,710,000)   (9,616,000)
                                      ------------   -----------
  Total non-operating expense, net      (9,136,000)   (9,065,000)
                                      ------------   -----------

Loss before income taxes               (10,627,000)   (3,064,000)
 Income tax benefit                        831,000        74,000
                                      ------------   -----------
Net loss                              $ (9,796,000)  $(2,990,000)
                                      ============   ===========
Net loss per common share                   $(1.89)        $(.58)
                                      ============   ===========

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                                1996          1995
                                                             -----------   -----------
OPERATING ACTIVITIES:
 Net loss                                                    $(9,796,000)  $(2,990,000)
 Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation and amortization, including
   accretion of debt discount                                  7,003,000     6,821,000
  Provision for doubtful accounts                                567,000       805,000
  Deferred income tax benefit                                    (67,000)     (127,000)
  (Increase) decrease in accounts receivable                    (166,000)      703,000
  Decrease in accounts payable and
   other accrued liabilities                                    (623,000)   (2,792,000)
  Net change in other current assets and liabilities            (840,000)       22,000
  Net change in other noncurrent assets and liabilities          (53,000)      132,000
                                                             -----------   -----------
    Net cash (used in) provided by operating activities       (3,975,000)    2,574,000
                                                             -----------   -----------

INVESTING ACTIVITIES:
 Net property and equipment additions                         (2,024,000)   (3,349,000)
 Collections on notes receivable                                  27,000        25,000
 Obligatory investments                                         (762,000)     (652,000)
 Investments in and advances to unconsolidated affiliates              -      (550,000)
                                                             -----------   -----------
    Net cash used in investing activities                     (2,759,000)   (4,526,000)
                                                             -----------   -----------

FINANCING ACTIVITIES:
 Net borrowings on credit facilities                           2,000,000             -
 Repayments of long-term debt                                   (136,000)     (125,000)
                                                             -----------   -----------
  Net cash provided by (used in) financing activities          1,864,000      (125,000)
                                                             -----------   -----------
  Net decrease in cash and cash equivalents                   (4,870,000)   (2,077,000)
  Cash and cash equivalents at beginning of period            28,067,000    29,302,000
                                                             -----------   -----------
  Cash and cash equivalents at end of period                 $23,197,000   $27,225,000
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

     On March 29, 1996, HCC and PHC announced a proposal which provides for PHC to make a cash tender offer for the approximately one million outstanding shares of PHC common stock not already owned by HCC and for a "cash out" merger with respect to any PHC shares outstanding after completion of the cash tender offer. Funding for the proposed transactions will be provided by HCC. An offering and merger price of $3.25 per share has been proposed, subject to receipt by HCC of a fairness opinion from an independent financial advisor.

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

     During the fourth quarter of 1995, PHC adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, PHC does not believe that any material impairment currently exists related to its long-lived assets.

     The consolidated financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 have been prepared by PHC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PHC as of March 31, 1996, and the results of its operations and cash flows for the three month periods ended March 31, 1996 and 1995.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(2)  SHORT-TERM CREDIT FACILITIES AND BORROWINGS FROM AFFILIATES

     A subsidiary of PHC is presently renegotiating a bank line of credit in the amount of $5,000,000 which expired on April 30, 1996. As of March 31, 1996, $2,000,000 was outstanding under the line of credit; no such borrowings were outstanding under the line of credit at December 31, 1995. Borrowings under the line of credit are guaranteed to the extent of $2,000,000 by another subsidiary of PHC.

     PHC and its subsidiaries had outstanding affiliate borrowings from HCC of $6,000,000 as of both March 31, 1996 and December 31, 1995. Of the amounts borrowed, $1,000,000, which is not due until April 1, 1998, is classified as noncurrent in the accompanying consolidated balance sheets at March 31, 1996 and December 31, 1995. In addition, $4,750,000 is due in May 1996 and is secured by a pledge of certain notes receivable from a partnership owned by certain numbers of the Pratt Family (see Note 5). The remaining balance of $250,000 is due on demand, or if no demand is made, on April 1, 1998. All such borrowings from HCC bear interest at the rate of 14% per annum, payable semiannually. In accordance with certain provisions under HCC's indentures for its senior secured notes, PHC and its subsidiaries may obtain up to $10,000,000 in additional loans from HCC.

(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of PHC's assets are pledged in connection with PHC's long-term indebtedness. Additionally, the indentures with respect to the February 1994 refinancing of substantially all of PHC's casino related outstanding debt contain certain cross-default provisions.

                                                                MARCH 31,    DECEMBER 31,
                                                                  1996           1995
                                                              -------------  -------------
10 7/8% first mortgage notes, due 2004 (a)                    $185,000,000   $185,000,000
11 5/8% senior notes, due 2004 (b)                              85,000,000     85,000,000
14 5/8% junior subordinated notes, due 2005 (c)                  8,738,000      8,738,000
14 7/8% secured promissory note, due 2006, net of
 discount of $49,284,000 and $51,033,000, respectively (d)      48,792,000     47,043,000
Other                                                            3,205,000      3,342,000
                                                              ------------   ------------
    Total indebtedness                                         330,735,000    329,123,000
  Less - current maturities                                       (559,000)      (553,000)
                                                              ------------   ------------
    Total long-term debt                                      $330,176,000   $328,570,000
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

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


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

(c) On February 17, 1994, PRT Funding Corp., a subsidiary of PHC, issued $15,000,000 of junior subordinated notes (the "Junior Subordinated Notes") to HCC. Principal totaling of $6,262,000 with respect to the Junior Subordinated Notes has been assigned to PHC by HCC in recognition of tax net operating losses of PHC used by HCC (see Note 4). The Junior Subordinated Notes are due in February 2005 and bear interest at the rate of 14 5/8% per annum which, subject to a PHC subsidiary meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes, is payable semiannually commencing August 17, 1994. Because the PHC subsidiary had not met the financial coverage tests, interest was not paid on February 17, 1996.

(d) On February 17, 1994, PPI Funding Corp., a newly formed subsidiary of PHC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for the $38,779,000 principal amount of 15 1/2% unsecured notes held by HCC and issued by PCPI Funding Corp., a subsidiary of PHC (the "PCPI Notes"). The increased principal amount of the new notes included a call premium on the exchange ($1,745,000) equal to 4 1/2% of the principal amount of PCPI Notes exchanged; such premium was paid to all third party holders of $58,364,000 principal amount of PCPI Notes concurrently redeemed. The PPI Funding Notes were discounted to yield interest at the rate of 14 7/8% per annum and had an original face value of $110,636,000. Subsequent principal payments by PPI Funding Corp. have reduced the maturity value

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     of the notes to $98,076,000. Payment of interest is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of PHC.

     Scheduled payments of long-term debt as of March 31, 1996 are set forth below:

         1996 (nine months)        $    416,000
         1997                         3,468,000
         1998                         5,439,000
         1999                         5,479,000
         2000                         5,515,000
         Thereafter                 359,702,000
                                   ------------
           Total                   $380,019,000
                                   ============

     Interest paid amounted to $10,181,000 and $10,165,000, respectively, during the three month periods ended March 31, 1996 and 1995.

(4)  INCOME TAXES

     Components of PHC's benefit for income taxes consist of the following:

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   ------------------
                                                     1996      1995
                                                   --------  --------
Federal income tax benefit                         $      -  $      -
State income tax benefit (provision):
 Current                                            764,000   (53,000)
 Deferred                                            67,000   127,000
                                                   --------  --------
                                                   $831,000  $ 74,000
                                                   ========  ========

     PHC is included in HCC's consolidated federal income tax return.
Pursuant to agreements between HCC and PHC, PHC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. In addition, HCC compensates PHC for the use by HCC and its subsidiaries (exclusive of PHC and its subsidiaries) of PHC's available tax net operating loss carryforwards ("NOL's"). PHC paid no federal income taxes for the three month periods ended March 31, 1996 and 1995. PHC paid state income taxes totaling $25,000 during the three month period ended March 31, 1996; no state income taxes were paid during the three month period ended March 31, 1995.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


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

     PHC and its subsidiaries have NOL's totaling approximately
$69,000,000, of which approximately $53,000,000 do not begin to expire until the year 2003. Additionally, PHC and its subsidiaries have various tax credits available totaling approximately $4,000,000, most of which expire by the year 2002. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's is more likely than not, a valuation allowance should be recorded. Due to losses sustained for both financial and tax reporting by PHC and its subsidiaries through the first quarter of 1996, management was unable to determine that realization of such asset was more likely than not and, thus, has provided valuation allowances for the entire deferred tax asset for all periods presented.

     Sales or purchases of PHC or HCC common stock by certain five percent stockholders, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), can cause a "change of control", as defined in Section 382 of the Code, which would limit the ability of PHC to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of annual loss carryforwards available for use would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also effect PHC's utilization of its loss carryforwards.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     The components of the net deferred tax asset were as follows:

                                                  MARCH 31,     DECEMBER 31,
                                                    1996           1995
                                                ------------   ------------
Deferred tax assets:
  Net operating loss carryforwards              $ 23,341,000   $ 20,668,000
  Allowance for doubtful accounts                  6,884,000      6,830,000
  Investment and jobs tax credits                  4,417,000      4,417,000
  Equity losses of unconsolidated
    subsidiaries and joint ventures                3,282,000      3,165,000
  Other liabilities and accruals                   2,703,000      2,455,000
  Other                                            1,224,000      1,377,000
                                                ------------   ------------
    Total deferred tax assets                     41,851,000     38,912,000
                                                ------------   ------------

Deferred tax liabilities:
  Depreciation and amortization                   (8,373,000)    (8,555,000)
  Other                                             (689,000)      (695,000)
                                                ------------   ------------
    Total deferred tax liabilities                (9,062,000)    (9,250,000)
                                                ------------   ------------

Net deferred tax asset                            32,789,000     29,662,000
Valuation allowance                              (32,789,000)   (29,662,000)
                                                ------------   ------------

                                                $        -     $        -
                                                ============   ============

     Receivables and payables in connection with the aforementioned tax allocation agreements were as follows:

                                                  MARCH 31,    DECEMBER 31,
                                                    1996           1995
                                                ------------   ------------
  Deferred income taxes - current               $  1,810,000   $  1,950,000
  Other noncurrent liabilities                    (1,810,000)    (1,950,000)

(5)  TRANSACTIONS WITH RELATED PARTIES

     PHC operates the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which is owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. During the three month period ended March 31, 1996, PHC made payments for property improvements under the hotel operating agreement totaling $885,000; no such payments were

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


made during the three month period ended March 31, 1995. PHC is also obligated by the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, PHC utilized funds borrowed from HCC to purchase such underlying indebtedness with a principal balance of $13,756,000 from third parties at a cost of $6,750,000 and subject to third party indebtedness amounting to $2,706,000. The required minimum rental payments (net of debt service receipts) amounted to $131,000 and $134,000, respectively, during the three month periods ended March 31, 1996 and 1995. PHC recorded the note receivable from Metroplex at acquisition cost, which management believes does not exceed the estimated realizable value of the underlying collateral.
The note is included in notes receivable in the accompanying consolidated balance sheets. Payments from Metroplex, including interest at the rate of 9 1/2% per annum, are due monthly with the remaining principal balance of $13,533,000 due May 31, 1996.

     On May 9, 1996, Metroplex entered into a contract for the sale of the hotel subject to a 30-day inspection period by the buyer. Upon completion of the sale, PHC will recover its $6,750,000 acquisition cost of the underlying indebtedness together with payments made for property improvements in 1995 and 1996 expected to aggregate approximately $2,435,000. In the event that the sale is not completed, it is anticipated that PHC's note from Metroplex will be extended on similar terms prior to maturity; accordingly, the note has been included in noncurrent assets in the accompanying consolidated balance sheets at March 31, 1996 and December 31, 1995.

     Pratt Management, L.P. ("PML"), a limited partnership wholly owned by PHC, earns, pursuant to a management agreement, a base management fee from Hollywood Casino - Aurora, Inc. ("HCA"), an HCC subsidiary, equal to 5% of the Aurora Casino's operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Such fees totaled approximately $2,943,000 and $2,629,000, respectively, during the three month periods ended March 31, 1996 and 1995. Unpaid fees amounting to $2,061,000 and $2,177,000, respectively, are included in due from affiliates in the accompanying consolidated balance sheets at March 31, 1996 and December 31, 1995.

     Pursuant to a ten-year consulting agreement with Hollywood Casino -
Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino, a subsidiary of PHC receives monthly consulting fees of $100,000. Total fees earned for each of the three month periods ended March 31, 1996 and 1995 amounted to $300,000.

     HCC is obligated under the terms of an administrative services agreement to pay PHC $50,000 per month. In addition, PHC and its subsidiaries share certain general and administrative costs with HCC. Net allocated costs and fees charged from HCC to PHC amounted to $688,000 during the three month period ended March 31, 1996 and net amounts charged to HCC by PHC amounted to $64,000 during the three month period ended March 31, 1995. In connection with such allocated costs and fees, payables in the amount of $232,000 and $210,000 are included in due to affiliates, respectively, in the accompanying consolidated balance sheets at March 31, 1996 and December 31, 1995.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     HCT and Advanced Casino Systems Corporation ("ACSC"), a PHC subsidiary, entered into a Computer Services Agreement dated as of January 1, 1994. The agreement has a term of three years and provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties as well as a fixed license fee of $30,000 a month. HCT also reimburses ACSC for its direct costs and expenses incurred under this agreement. Total charges incurred under such agreement amounted to $121,000 and $149,000, respectively, for the three month periods ended March 31, 1996 and 1995. HCA also receives certain computer-related services from PHC subsidiaries including hardware, software, and operator support. HCA reimburses PHC for its direct costs and any expenses incurred. Such costs totaled $49,000 and $308,000, respectively, during the three month periods ended March 31, 1996 and 1995.

     Greate Bay Hotel and Casino, Inc. ("GBHC"), the PHC subsidiary which owns and operates the Sands, performs certain administrative and marketing services on behalf of HCT and HCA. During the three month periods ended March 31, 1996 and 1995, fees charged by GBHC for such services totaled $329,000 and $206,000, respectively.

     HCT and HCA are charged for certain legal, accounting, and other expenses incurred by PHC that relate to their business. For the three month period ended March 31, 1996 and 1995, such charges amounted to $83,000 and $91,000, respectively.

     Interest expense with respect to borrowings from HCC is set forth below:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                  ----------------------
                                                     1996        1995
                                                  ----------  ----------
PPI Funding Notes held by HCC (Note 3)            $1,749,000  $1,692,000
Junior Subordinated Notes (Note 3)                   319,000     317,000
Short-term borrowings (Note 2)                       212,000     210,000

     During 1994, a newly formed PHC subsidiary issued $40,524,000 discounted principal amount of PPI Funding Notes in exchange for the PCPI Notes held by HCC (see Note 3). Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balances at March 31, 1996 and December 31, 1995.

     Interest accrued on short-term borrowings at March 31, 1996 and December 31, 1995 amounting to $235,000 and $23,000, respectively, is included in interest payable on the accompanying consolidated balance sheets together with interest on the Junior Subordinated Notes amounting to $795,000 and $476,000, respectively, at March 31, 1996 and December 31, 1995.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(6)  LITIGATION

     PHC and its subsidiaries are parties in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact upon the consolidated financial position or results of operations of PHC and its subsidiaries. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

(7)  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the 1996 consolidated financial statement presentation.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     GENERAL

     PHC's consolidated net revenues decreased to $68.4 million during the first quarter of 1996 from $73.2 million for the first quarter of 1995 resulting in a loss from operations of $1.5 million in 1996 compared to income from operations of $6 million during 1995. This decline in operating results is attributable to decreases experienced at the Sands as discussed below.

     The Sands sustained a loss from operations of $5.1 million for the three month period ended March 31, 1996 compared to income from operations of $2.5 million for the same period of 1995. Operating results were adversely affected by record winter snowstorms in January, two additional weekend snowstorms in February and the advent of both unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share. These factors, together with declines in both the table games and slot hold percentages, combined to produce a 7.6% decline in net revenues (from $67.8 million in 1995 to $62.7 million in 1996). In addition, marketing and advertising costs increased by $2.7 million (16.8%) during the first quarter of 1996 compared to the same period of 1995 in response to competitive pressures.

     GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                             ----------------------
                                               1996          1995
                                             --------      --------
                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games                                 $ 20,175      $ 22,961
 Slot machines                                 36,441        39,737
 Other (1)                                        989         1,178
                                             --------      --------
  Total                                      $ 57,605      $ 63,876
                                             ========      ========

TABLE GAMES:
 Gross Wagering (Drop) (2)                   $134,388      $142,588
                                             ========      ========

 Hold Percentages: (3)
  Sands                                          15.0%         16.1%
  Atlantic City Casino
   Gaming Industry                               16.5%         15.9%

SLOT MACHINES:
 Gross Wagering (Handle) (2)                 $439,380      $469,817
                                             ========      ========

 Hold Percentage:(3)
  Sands (4)                                       8.3%          8.5%

____________________________

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


(1) Consists of revenues from poker ($651,000 and $841,000, respectively, for the three month periods ended March 31, 1996 and 1995) and simulcast horse racing wagering ($338,000 and $337,000, respectively, for the three month periods ended March 31, 1996 and 1995).

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

     Table games drop at the Sands declined $8.2 million (5.8%) during the three month period ended March 31, 1996 compared with the same period of 1995. The Sands' decrease compares with an increase of 3.6% in table drop for all other Atlantic City casinos during the same period. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 8.2% during the three month period ended March 31, 1996 from 9% during the same period of 1995. The Sands' table game drop decrease is largely attributable to an increase in competitive pressures in the rated table market segment, of which a significant portion is in the "high end" and mid-market segments.

     Slot machine handle decreased $30.4 million (6.5%) during the three month period ended March 31, 1996 compared with the same period of 1995. The Sands' decrease in slot machine handle compares with a 7.5% increase in handle for all other Atlantic City casinos. The decrease experienced by the Sands is a result of the same competitive pressures resulting from casino expansions and aggressive marketing campaigns at other properties as discussed above with respect to table games, particularly in the "high-end" slot segment. The Sands' average number of slot machines increased 1.2% during the first quarter of 1996 compared to an increase of 7.4% for all other Atlantic City casinos. The greater percentage increase in the number of slot machines for other Atlantic City casinos reflects, in part, expansions of certain facilities during the first quarter of 1996, which resulted in an overall increase of approximately 33,000 square feet of casino space in Atlantic City compared to the 1995 first quarter.

     The Sands' decrease in table games drop and slot machine handle also reflects, in part, a return to pre-expansion market shares. The Sands increased the size of its casino in 1994 and posted higher than industry increases in casino wagering during the last half of 1994 and early 1995. During the first quarter of 1995, for example, the Sands' increases in table games drop and slot machine handle over the same period of 1994 were 16.8% and 33.5%, respectively, compared with increases of 5.1% and 25%, respectively, for all other Atlantic City casinos. The Sands' table game market share increased to 9% in the first quarter of 1995 from 8.1% in the first quarter of 1994. As other casinos complete new expansions, the Sands' previous market share gains are being offset.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


     REVENUES

     Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased by $6.3 million (9.8%) for the three month period ended March 31, 1996 compared with the same period of 1995. Casino revenues were negatively impacted by the loss of market share as discussed previously and by decreases in both the table games and slot machine hold percentages at the Sands during the 1996 period compared to the 1995 period.

     Rooms revenue did not change significantly during the three month period ended March 31, 1996 compared with 1995. Food and beverage revenues increased $1.1 million (13.8%) for the three month period ended March 31, 1996 compared with the prior year period primarily as a result of the opening of the Epic Buffet at the Sands during the third quarter of 1995. Other revenues increased $1.2 million (29.5%) during the three month period ended March 31, 1996 compared to the 1995 period as a result of an increase in theater entertainment revenue at the Sands and increased management fees earned from Hollywood Casino - Aurora, Inc., an HCC subsidiary managed by PHC.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 58.3% during the three month period ended March 31, 1996 from 60.8% during the first quarter of 1995. Such decrease is primarily attributable to an increase in other types of marketing programs not associated with promotional allowances being used in lieu of complimentaries.

     DEPARTMENTAL EXPENSES

     Casino expenses at the Sands increased $3.4 million (6.8%) during the three month period ended March 31, 1996 compared with 1995. This increase is primarily due to increased costs with respect to marketing activities, which resulted in higher allocations of rooms, food and beverage and other expenses to casino expense.

     Rooms expense decreased $128,000 (11.8%) during the first quarter of 1996 as compared to the first quarter of 1995 primarily due to increased allocation of rooms expense to casino expense at the Sands as a result of an increase in casino marketing activities relating to rooms. Food and beverage expense increased by $291,000 (11.2%) during the three month period ended March 31, 1996 compared to the same period in 1995. Increased costs at the Sands associated with the Epic Buffet were partially offset by increases in the casino's food and beverage marketing programs, the costs of which are allocated to the casino department. Other expenses decreased $51,000 (4.2%) during the three month period ended March 31, 1996 compared with 1995 as increases in costs related to theater entertainment at the Sands were offset by increased allocations to the casino department.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


     GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased by $919,000 (12.3%) during the three month period ended March 31, 1996 compared to the 1995 period primarily due to decreases in legal expenses at the Sands and payroll costs associated with NJMI's management of the Sands.

     INCOME TAX BENEFIT (PROVISION)

     PHC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $69 million (after reduction for approximately $23 million used by HCC in 1994), of which approximately $53 million do not begin to expire until the year 2003. Additionally, PHC and its subsidiaries have various tax credits available totaling approximately $4 million, many of which expire by the year 2002. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that utilization of such NOL's is more likely than not, a valuation allowance should be recorded. Due to losses sustained for both financial and tax reporting by PHC and its subsidiaries through the first quarter of 1996, management was unable to determine that realization of such asset was more likely than not and, thus, provided valuation allowances for the entire deferred tax asset for all periods presented.

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

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES

     PHC's principal assets and sources of revenues are the Sands and management and consulting contracts with the Aurora Casino and the Tunica Casino. During the first quarter of 1996, PHC's net cash used in operating activities (after net interest expense and income taxes) amounted to $4 million. A PHC subsidiary receives a base management fee equal to 5% of operating revenues (as defined in the management agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the management agreement) from the operation of the Aurora Casino. Management fees received during the first quarter of 1996 amounted to $3.1 million. During 1994, a subsidiary of PHC entered into a consulting agreement with HCT with respect to the Tunica Casino which provides for the payment of $1.2 million annually by the Tunica Casino to the subsidiary for consulting services and for reimbursement of direct costs and expenses incurred.

     The Sands' earnings before depreciation, interest, amortization, taxes and intercompany management fees have been sufficient to meet its debt service obligations (other than certain maturities of principal that have been refinanced) and to fund a substantial portion of its capital expenditures. Historically, the Sands has also used short-term borrowings to fund seasonal cash needs and has used long-term borrowings for certain capital projects.

     PHC utilized existing cash together with borrowings on the short-term credit facility during the three month period ended March 31, 1996 to meet its operating needs, to fund capital additions ($2 million) and to make obligatory investments at the Sands ($762,000).

     In prior years, PHC's hotel operations required substantial infusions of operating funds; however, the disposition of all but three of its hotel properties has greatly reduced the cash required to fund hotel operations. In connection with a certain hotel property which PHC operates pursuant to an operating agreement with an affiliate, PHC is obligated to make minimum rental payments equal to the principal and interest payments on the underlying indebtedness attributable to the property.

     Effective December 31, 1994, HCC began compensating PHC for the use of PHC's available tax net operating loss carryforwards. For the year ended December 31, 1994, such payment was effected through the assignment to PHC of $6.3 million principal amount of the 14 5/8% junior subordinated notes issued by HCC to a subsidiary of PHC together with $1.9 million of accrued interest thereon. No such compensation was required during either 1995 or the first quarter of 1996 as a result of losses sustained by HCC in 1995 with respect to the refinancing of its outstanding indebtedness.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


     FINANCING ACTIVITIES

     During February 1994, PHC completed the refinancing of virtually all of its casino-related outstanding debt. The refinancing was completed through a public offering of $270 million of debt securities consisting of $185 million of 10 7/8% First Mortgage Notes due January 15, 2004 and $85 million of 11 5/8% PRT Funding Notes due April 15, 2004. Proceeds from the debt offerings were used, in part, to refinance outstanding mortgage notes on the Sands and other indebtedness scheduled to mature in 1994, to repay $58.4 million of the other publicly held indebtedness and to provide partial funding for an expansion of gaming space at the Sands. During the first quarter of 1996, PHC repaid long-term indebtedness of $136,000. Scheduled maturities of long-term debt during the remainder of 1996 are $416,000.

     GBHC is presently renegotiating a $5 million bank line of credit which expired on April 30, 1996. As of March 31, 1996, $2 million was outstanding under the line of credit.

     On March 29, 1996, HCC and PHC announced a proposal which provides for PHC to make a cash tender offer for the approximately one million outstanding shares of PHC common stock not already owned by HCC and for a "cash out" merger with respect to any PHC shares outstanding after completion of the cash tender offer. Funding for the proposed transactions will be provided by HCC. An offering and merger price of $3.25 per share has been proposed, subject to receipt by HCC of a fairness opinion from an independent financial advisor. The Board of Directors of PHC has appointed a Special Committee consisting of its independent directors to evaluate the HCC proposal. The Special Committee and its advisors are currently evaluating HCC's proposal.

     CAPITAL EXPENDITURES AND OTHER INVESTMENTS

     Property and equipment additions during the first quarter of 1996 totaled $2 million, of which capital expenditures at the Sands amounted to approximately $1.1 million. Additional capital expenditures by PHC during the first quarter of 1996 included approximately $885,000 of property improvements at a non-casino hotel property it operates under an agreement with Metroplex Hotel Limited (see
Note 5 of Notes to Consolidated Financial Statements). Management anticipates capital expenditures during the remainder of 1996 will be approximately $5 million at the Sands. Projects currently planned during the remainder of 1996 include substantial upgrades and improvements to all rooms at the Sands, including its higher-end suite product and the purchase of additional gaming equipment. Anticipated capital expenditures under the operating agreement with Metroplex Hotel Limited during the remainder of 1996 are estimated to be $800,000.

     The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the first quarter of 1996 totaled $762,000 and are anticipated to be approximately $2.6 million during the remainder of 1996.

     PHC has also agreed to contribute up to $3.9 million, approximately $2.5 million of which has been paid as of March 31, 1996, as an additional investment in an unconsolidated hotel partnership to refurbish the

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


hotel facility in Orlando, Florida. No such payments were required during the three month period ended March 31, 1996; anticipated contributions during the remainder of 1996 toward such commitment are approximately $1.2 million. Such contributions are in recognition of PHC's partner having agreed to make $5 million in principal reductions on the underlying mortgage note on the facility of which $4 million have been made to date.

     SUMMARY

     Management anticipates that PHC's funding requirements for the next twelve months will be satisfied by (i) existing cash, (ii) cash generated by the Sands' operations, (iii) management fees from the Aurora Casino, (iv) consulting fees from the Tunica Casino and (v) management fees from remaining hotel operations.

PART II:  OTHER INFORMATION
- - ---------------------------

     The Registrant did not file any reports on form 8-K during the quarter ended March 31, 1996. The Registrant filed its Annual Report on Form 10-K for the year ended December 31, 1995 with the Securities and Exchange Commission on March 29, 1996.

SIGNATURES
- - ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PRATT HOTEL CORPORATION



Date:    May 13, 1996          By: /s/           John C. Hull
     --------------------         --------------------------------------------
                                                 John C. Hull
                                                Corporate Controller