Form 10-Q
period 1996-06-30
PRATT HOTEL CORP /DE/
filed 1996-08-13
CIK 30117

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 1996
                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the transition period from___________________to________________________
Commission file number   1-6339
                       --------

                            PRATT HOTEL CORPORATION
                            -----------------------
            (Exact name of Registrant as specified in its charter)
            ------------------------------------------------------

           DELAWARE                                         75-1295630
- -------------------------------                  ------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

 TWO GALLERIA TOWER, SUITE 2200
  13455 NOEL ROAD, LB 48
       DALLAS, TEXAS                                          75240
- -------------------------------                  ------------------------------
 (Address of principal executive offices)                   (Zip Code)

(Registrant's telephone number, including area code)          (214) 386-9777
                                                            -------------------

                               (NOT APPLICABLE)
- -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X         NO
                                               ------        ------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at August 12, 1996
- -------------------------------                --------------------------------
 COMMON STOCK, $.10 PAR VALUE                           5,186,627 SHARES

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES


PART I: FINANCIAL INFORMATION
- -----------------------------

INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------

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

      A significant portion of PHC's assets relate to its wholly owned subsidiary, Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September; consequently, the results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

      The consolidated financial statements as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 have been prepared by PHC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PHC as of June 30, 1996, the results of its operations for the three and six month periods ended June 30, 1996 and 1995 and its cash flows for the six month periods ended June 30, 1996 and 1995.

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

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                              JUNE 30,      DECEMBER 31,
                                                1996            1995
                                           --------------  --------------

Current Assets:
 Cash and cash equivalents                 $  22,426,000   $  28,067,000
 Accounts receivable, net of allowances
  of $15,758,000 and $16,496,000,
  respectively                                10,797,000      12,293,000
 Inventories                                   4,181,000       4,462,000
 Due from affiliates                           1,443,000       2,435,000
 Notes receivable                              9,168,000               -
 Deferred income taxes                         3,918,000       4,055,000
 Refundable deposits and other
  current assets                               4,558,000       2,764,000
                                           -------------   -------------

  Total current assets                        56,491,000      54,076,000
                                           -------------   -------------

Property and Equipment:
 Land                                         37,807,000      37,807,000
 Buildings and improvements                  185,510,000     185,077,000
 Operating equipment                          93,514,000      92,474,000
 Construction in progress                      5,066,000       2,450,000
                                           -------------   -------------

                                             321,897,000     317,808,000
 Less - accumulated depreciation
  and amortization                          (156,724,000)   (148,531,000)
                                           -------------   -------------

  Net property and equipment                 165,173,000     169,277,000
                                           -------------   -------------

Other Assets:
 Obligatory investments                        5,565,000       5,521,000
 Deferred financing costs                      8,184,000       8,730,000
 Notes receivable                                      -       9,222,000
 Other assets                                  4,436,000       3,457,000
                                           -------------   -------------

  Total other assets                          18,185,000      26,930,000
                                           -------------   -------------

                                           $ 239,849,000   $ 250,283,000
                                           =============   =============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                JUNE 30,      DECEMBER 31,
                                                 1996            1995
                                             -------------   -------------
Current Liabilities:
 Borrowings from affiliate                   $   5,000,000   $   5,000,000
 Short-term credit facilities                    2,000,000               -
 Current maturities of long-term debt              565,000         553,000
 Accounts payable                               10,007,000       9,503,000
 Accrued liabilities -
  Salaries and wages                             3,822,000       4,349,000
  Interest                                      12,503,000      11,856,000
  Insurance                                      2,796,000       2,339,000
  Other                                         11,049,000       8,868,000
 Other current liabilities                       2,834,000       3,630,000
                                             -------------   -------------

  Total current liabilities                     50,576,000      46,098,000
                                             -------------   -------------

Long-Term Debt                                 331,818,000     328,570,000
                                             -------------   -------------

Other Noncurrent Liabilities                     8,710,000       8,747,000
                                             -------------   -------------

Due to Affiliate                                 5,283,000       5,283,000
                                             -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding          519,000         519,000
 Additional paid-in capital                     23,783,000      23,783,000
 Accumulated deficit                          (180,840,000)   (162,717,000)
                                             -------------   -------------

  Total shareholders' deficit                 (156,538,000)   (138,415,000)
                                             -------------   -------------

                                             $ 239,849,000   $ 250,283,000
                                             =============   =============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          THREE MONTHS ENDED
                                               JUNE 30,
                                      --------------------------
                                          1996          1995
                                      ------------  ------------
Revenues:
 Casino                               $65,310,000   $66,460,000
 Rooms                                  3,766,000     3,821,000
 Food and beverage                      9,211,000     7,674,000
 Other                                  3,813,000     3,026,000
                                      -----------   -----------

                                       82,100,000    80,981,000
 Less - promotional allowances         (7,035,000)   (6,224,000)
                                      -----------   -----------

  Net revenues                         75,065,000    74,757,000
                                      -----------   -----------

Expenses:
 Casino                                56,868,000    48,503,000
 Rooms                                  1,184,000     1,255,000
 Food and beverage                      3,168,000     2,413,000
 Other                                  1,284,000     1,083,000
 General and administrative             6,849,000     6,664,000
 Depreciation and amortization          5,346,000     5,174,000
                                      -----------   -----------

  Total expenses                       74,699,000    65,092,000
                                      -----------   -----------

 Income from operations                   366,000     9,665,000
                                      -----------   -----------

Non-operating income (expense):
 Interest income                          529,000       620,000
 Interest expense                      (9,730,000)   (9,616,000)
                                      -----------   -----------

  Total non-operating expense, net     (9,201,000)   (8,996,000)
                                      -----------   -----------

(Loss) income before income taxes      (8,835,000)      669,000
 Income tax benefit (provision)           508,000      (351,000)
                                      -----------   -----------

Net (loss) income                     $(8,327,000)  $   318,000
                                      ===========   ===========

Net (loss) income per common share    $     (1.60)  $       .06
                                      ===========   ===========




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            SIX MONTHS ENDED
                                                JUNE 30,
                                      ----------------------------
                                          1996           1995
                                      ------------   ------------
Revenues:
 Casino                               $122,915,000   $130,336,000
 Rooms                                   7,290,000      7,211,000
 Food and beverage                      18,161,000     15,542,000
 Other                                   9,276,000      7,243,000
                                      ------------   ------------

                                       157,642,000    160,332,000
 Less - promotional allowances         (14,154,000)   (12,354,000)
                                      ------------   ------------

  Net revenues                         143,488,000    147,978,000
                                      ------------   ------------

Expenses:
 Casino                                109,981,000     98,241,000
 Rooms                                   2,140,000      2,339,000
 Food and beverage                       6,049,000      5,003,000
 Other                                   2,444,000      2,294,000
 General and administrative             13,398,000     14,132,000
 Depreciation and amortization          10,601,000     10,303,000
                                      ------------   ------------

  Total expenses                       144,613,000    132,312,000
                                      ------------   ------------

 (Loss) income from operations          (1,125,000)    15,666,000
                                      ------------   ------------

Non-operating income (expense):
 Interest income                         1,103,000      1,171,000
 Interest expense                      (19,440,000)   (19,232,000)
                                      ------------   ------------

  Total non-operating expense, net     (18,337,000)   (18,061,000)
                                      ------------   ------------

Loss before income taxes               (19,462,000)    (2,395,000)
 Income tax benefit (provision)          1,339,000       (277,000)
                                      ------------   ------------

Net loss                              $(18,123,000)  $ (2,672,000)
                                      ============   ============

Net loss per common share             $      (3.49)  $       (.52)
                                      ============   ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                ---------------------------
                                                                     1996         1995
                                                                ------------   ------------
OPERATING ACTIVITIES:
 Net loss                                                       $(18,123,000)  $ (2,672,000)
 Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation and amortization, including
   accretion of debt discount                                     14,134,000     13,690,000
  Provision for doubtful accounts                                    894,000      1,537,000
  Deferred income tax benefit                                       (107,000)      (291,000)
  Decrease (increase) in accounts receivable                       1,594,000       (198,000)
  Increase in accounts payable and other accrued liabilities       3,462,000        488,000
  Net change in other current assets and liabilities              (2,362,000)       302,000
  Net change in other noncurrent assets and liabilities             (207,000)       196,000
                                                                ------------   ------------

    Net cash (used in) provided by operating activities             (715,000)    13,052,000
                                                                ------------   ------------
INVESTING ACTIVITIES:
 Net property and equipment additions                             (5,275,000)   (10,404,000)
 Collections on notes receivable                                      54,000         51,000
 Obligatory investments                                           (1,432,000)    (1,315,000)
 Investments in and advances to unconsolidated affiliates                  -     (1,005,000)
                                                                ------------   ------------
    Net cash used in investing activities                         (6,653,000)   (12,673,000)
                                                                ------------   ------------
FINANCING ACTIVITIES:
 Net borrowings on credit facilities                               2,000,000      2,000,000
 Repayments of long-term debt                                       (273,000)    (2,750,000)
 Deferred financing costs                                                  -        (32,000)
                                                                ------------   ------------
  Net cash provided by (used in) financing activities              1,727,000       (782,000)
                                                                ------------   ------------

  Net decrease in cash and cash equivalents                       (5,641,000)      (403,000)
  Cash and cash equivalents at beginning of period                28,067,000     29,302,000
                                                                ------------   ------------

  Cash and cash equivalents at end of period                    $ 22,426,000   $ 28,899,000
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

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

          Pratt Hotel Corporation, a Delaware corporation, and its subsidiaries ("PHC"), are engaged in the operation or management of casino and hotel properties. PHC's principal assets are the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and management and consulting contracts with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica, Mississippi (the "Tunica Casino") (see Note 5). PHC's other operations in the United States and the Caribbean, including various ventures in which PHC has an interest, are managed by PHC or its subsidiaries. Hollywood Casino Corporation ("HCC"), a Delaware corporation which is approximately 53% owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family") owns approximately 80% of the common stock of PHC. A previously announced proposal for PHC to make a cash tender offer for the approximately one million outstanding shares of its common stock not already owned by HCC was rescinded during the second quarter of 1996.

          PHC estimates that a significant amount of the Sands' revenues is derived from patrons living in southeastern Pennsylvania, northern New Jersey and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue in the future.

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

          The consolidated financial statements as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 have been prepared by PHC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PHC as of June 30, 1996, the results of its operations for the three and six month periods ended June 30, 1996 and 1995 and its cash flows for the six month periods ended June 30, 1996 and 1995.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)



(2)  SHORT-TERM CREDIT FACILITIES AND BORROWINGS FROM AFFILIATES

          As of April 30, 1996 a subsidiary of PHC extended $2,000,000 of its bank line of credit until April 30, 1997. As of June 30, 1996, $2,000,000 was outstanding under the line of credit; no such borrowings were outstanding under the line of credit at December 31, 1995. Borrowings under the line of credit accrue interest at the bank's prime rate plus 3/4% per annum payable monthly and are guaranteed by another subsidiary of PHC. Additionally, the guarantor has pledged a certificate of deposit in the face amount of $2,000,000 as collateral for the line of credit.

          PHC and its subsidiaries had outstanding affiliate borrowings from HCC of $6,000,000 as of both June 30, 1996 and December 31, 1995. Of the amounts borrowed, $1,000,000, which is not due until April 1, 1998, is classified as noncurrent in the accompanying consolidated balance sheets at June 30, 1996 and December 31, 1995. In addition, $4,750,000 is due in May 1997 and is secured by a pledge of certain notes receivable from a partnership owned by certain members of the Pratt Family (see Note 5). The remaining balance of $250,000 is due on demand, or if no demand is made, on April 1, 1998. All such borrowings from HCC bear interest at the rate of 14% per annum, payable semiannually. During July and August 1996, a subsidiary of PHC borrowed an additional $6,500,000 from HCC.

(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

          Substantially all of PHC's assets are pledged in connection with PHC's long-term indebtedness. Additionally, the indentures with respect to the February 1994 refinancing of substantially all of PHC's casino related outstanding debt contain certain cross-default provisions.

                                                                JUNE 30,     DECEMBER 31,
                                                                  1996           1995
                                                              ------------   ------------

10 7/8% first mortgage notes, due 2004 (a)                    $185,000,000   $185,000,000
11 5/8% senior notes, due 2004 (b)                              85,000,000     85,000,000
14 5/8% junior subordinated notes, due 2005 (c)                  8,738,000      8,738,000
14 7/8% secured promissory note, due 2006, net of
 discount of $47,777,000 and $51,310,000, respectively (d)      50,576,000     47,043,000
Other                                                            3,069,000      3,342,000
                                                              ------------   ------------

      Total indebtedness                                       332,383,000    329,123,000
   Less - current maturities                                      (565,000)      (553,000)
                                                              ------------   ------------

      Total long-term debt                                    $331,818,000   $328,570,000
                                                              ============   ============


____________________________

(a) On February 17, 1994, a subsidiary of PHC issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes") and collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


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

(c) On February 17, 1994, PRT Funding Corp., a subsidiary of PHC, issued $15,000,000 of junior subordinated notes (the "Junior Subordinated Notes") to HCC. Principal totaling $6,262,000 with respect to the Junior Subordinated Notes was subsequently assigned to PHC by HCC in recognition of tax net operating losses of PHC used by HCC (see Note 4). The Junior Subordinated Notes are due in February 2005 and bear interest at the rate of 14 5/8% per annum which, subject to a PHC subsidiary meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes, is payable semiannually commencing August 17, 1994. Because the PHC subsidiary had not met the financial coverage tests, interest was not paid on February 17, 1996.

(d) On February 17, 1994, PPI Funding Corp., a newly formed subsidiary of PHC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for the $38,779,000 principal amount of 15 1/2% unsecured notes held by HCC and issued by PCPI Funding Corp., a subsidiary of PHC (the "PCPI Notes"). The increased principal amount of the new notes included a call premium on the exchange ($1,745,000) equal to 4 1/2% of the principal amount of PCPI Notes exchanged; such premium was paid to all third party holders of $58,364,000 principal amount of PCPI Notes concurrently redeemed. The PPI Funding Notes were

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)



     discounted to yield interest at the rate of 14 7/8% per annum and had an original face value of $110,636,000. Subsequent principal payments by PPI Funding Corp. have reduced the maturity value of the notes to $98,353,000. Payment of interest is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of PHC.

     Scheduled payments of long-term debt as of June 30, 1996 are set forth below:

       1996 (six months)              $    280,000
       1997                              3,468,000
       1998                              5,439,000
       1999                              5,479,000
       2000                              5,515,000
       Thereafter                      359,979,000
                                      ------------
         Total                        $380,160,000
                                      ============

     Interest paid amounted to $15,675,000 and $15,623,000, respectively, during the six month periods ended June 30, 1996 and 1995.

(4)    INCOME TAXES

       Components of PHC's benefit for income taxes consist of the following:

                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                JUNE 30,               JUNE 30,
                                         -------------------  -----------------------
                                           1996      1995        1996         1995
                                         --------  ---------  -----------  ----------

Federal income tax benefit               $      -  $       -   $        -  $        -
State income tax benefit (provision):
       Current                            468,000   (515,000)   1,232,000    (568,000)
       Deferred                            40,000    164,000      107,000     291,000
                                         --------  ---------   ----------  ----------
                                         $508,000  $(351,000)  $1,339,000  $ (277,000)
                                         ========  =========   ==========  ==========

          PHC is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and PHC, PHC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. In addition, HCC compensates PHC for its use of PHC's available tax net operating loss carryforwards ("NOL's"). PHC paid no federal income taxes for the six month periods ended June 30, 1996 and 1995. PHC paid state income taxes totaling $93,000 and $69,000, respectively, during the six month periods ended June 30, 1996 and 1995.

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

          PHC and its subsidiaries have NOL's totaling approximately $75,000,000 of which approximately $59,000,000 do not begin to expire until the year 2003. Additionally, PHC and its subsidiaries have various tax credits available totaling approximately $3,000,000, most of which expire by the year 2002. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's is more likely than not, a valuation allowance should be recorded. Due to losses sustained for both financial and tax reporting by PHC and its subsidiaries through the second quarter of 1996, management was unable to determine that realization of such asset was more likely than not and, thus, has provided valuation allowances for the entire deferred tax asset for all periods presented.

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

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

        The components of the net deferred tax asset are as follows:

                                              JUNE 30,     DECEMBER 31,
                                                1996           1995
                                            ------------   ------------

Deferred tax assets:
  Net operating loss carryforwards          $ 25,689,000   $ 20,668,000
  Allowance for doubtful accounts              6,919,000      6,830,000
  Investment and jobs tax credits              3,384,000      4,417,000
  Equity losses of unconsolidated
    subsidiaries and joint ventures            3,251,000      3,165,000
  Other liabilities and accruals               2,608,000      2,455,000
  Other                                        1,216,000      1,377,000
                                            ------------   ------------

    Total deferred tax assets                 43,067,000     38,912,000
                                            ------------   ------------

Deferred tax liabilities:
  Depreciation and amortization               (8,170,000)    (8,555,000)
  Other                                         (682,000)      (695,000)
                                            ------------   ------------

    Total deferred tax liabilities            (8,852,000)    (9,250,000)
                                            ------------   ------------

Net deferred tax asset                        34,215,000     29,662,000
Valuation allowance                          (34,215,000)   (29,662,000)
                                            ------------   ------------

                                            $          -   $          -
                                            ============   ============

        Receivables and payables in connection with the aforementioned tax allocation agreements are as follows:

                                             JUNE 30,       DECEMBER 31,
                                               1996            1995
                                            ------------   ------------
  Deferred income taxes - current           $  1,735,000   $  1,950,000
  Other noncurrent liabilities                (1,735,000)    (1,950,000)

(5)  TRANSACTIONS WITH RELATED PARTIES

        PHC operates the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which is owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. During the six month periods ended June 30, 1996 and 1995, PHC made payments for property improvements under the hotel operating agreement totaling $1,614,000 and $325,000,

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

respectively. PHC is also obligated by the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, PHC utilized funds borrowed from HCC to purchase such underlying indebtedness with a principal balance of $13,756,000 from third parties at a cost of $6,750,000 and subject to third party indebtedness amounting to $2,706,000. The required minimum rental payments (net of debt service receipts) amounted to $133,000 during each of the three month periods ended June 30, 1996 and 1995 and $264,000 and $267,000, respectively, during the six month periods ended June 30, 1996 and 1995. PHC recorded the note receivable from Metroplex at acquisition cost, which management believes does not exceed the estimated realizable value of the underlying collateral. The note is included in notes receivable in the accompanying consolidated balance sheets. Payments from Metroplex, including interest at the rate of 9 1/2% per annum, are due monthly with the remaining principal balance of $13,418,000 due May 31, 1997.

          On June 7, 1996, Metroplex entered into a contract for the sale of the hotel which is anticipated to close in September 1996. Upon consummation of the sale, PHC will recover its $6,750,000 cost of the underlying indebtedness together with payments made for property improvements in 1995 and 1996 expected to aggregate approximately $2,500,000.

          Pursuant to a management agreement, Pratt Management, L.P. ("PML"), a limited partnership wholly owned by PHC, earns a base management fee from Hollywood Casino - Aurora, Inc. ("HCA"), an HCC subsidiary, equal to 5% of the Aurora Casino's operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Such fees totaled approximately $1,528,000 and $1,243,000, respectively, during the three month periods ended June 30, 1996 and 1995 and $4,471,000 and $3,872,000, respectively, during the six month periods ended June 30, 1996 and 1995. Unpaid fees amounting to $1,087,000 and $2,177,000, respectively, are included in due from affiliates in the accompanying consolidated balance sheets at June 30, 1996 and December 31, 1995.

          Pursuant to a ten-year consulting agreement with Hollywood Casino - Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino, a subsidiary of PHC receives monthly consulting fees of $100,000. The PHC subsidiary earned total fees of $300,000 for each of the three month periods ended June 30, 1996 and 1995 and $600,000 for each of the six month periods ended June 30, 1996 and 1995.

          HCC is obligated under the terms of an administrative services agreement to pay PHC $50,000 per month. In addition, PHC and its subsidiaries share certain general and administrative costs with HCC. Net allocated costs and fees charged from HCC to PHC amounted to $606,000 and $1,294,000, respectively, during the three and six month periods ended June 30, 1996 and net amounts charged to HCC by PHC amounted to $111,000 and $175,000, respectively, during the three and six month periods ended June 30, 1995. In connection with such allocated costs and fees, payables in the amount of $191,000 and $210,000 are included in due to affiliates, respectively, in the accompanying consolidated balance sheets at June 30, 1996 and December 31, 1995.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

        HCT and Advanced Casino Systems Corporation ("ACSC"), a PHC subsidiary, entered into a Computer Services Agreement dated as of January 1, 1994. The agreement has a term of three years and provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties as well as a fixed license fee of $30,000 a month. HCT also reimburses ACSC for its direct costs and expenses incurred under this agreement. Total charges incurred under such agreement amounted to $141,000 and $109,000, for the three month periods ended June 30, 1996 and 1995 and $312,000 and $258,000, respectively, for the six month periods ended June 30, 1996 and 1995. HCA also receives certain computer-related services from PHC subsidiaries including hardware, software, and operator support. HCA reimburses PHC for its direct costs and any expenses incurred. Such costs totaled $31,000 and $231,000, respectively, for the three month periods ended June 30, 1996 and 1995 and $80,000 and $539,000, respectively, during the six month periods ended June 30, 1996 and 1995.

        Greate Bay Hotel and Casino, Inc. ("GBHC"), the PHC subsidiary which owns and operates the Sands, performs certain administrative and marketing services on behalf of HCT and HCA. During the three month periods ended June 30, 1996 and 1995, fees charged by GBHC for such services totaled $261,000 and $183,000, respectively. Such fees totaled $590,000 and $389,000, respectively, during the six month periods ended June 30, 1996 and 1995.

        Interest expense with respect to borrowings from HCC is set forth below:

                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  JUNE 30,                JUNE 30,
                                          -----------------------   -----------------------
                                              1996        1995         1996         1995
                                          ----------   ----------   ----------   ----------
PPI Funding Notes held
  by HCC (Note 3)                         $1,784,000   $1,695,000   $3,533,000   $3,387,000
Junior Subordinated Notes (Note 3)           319,000      318,000      638,000      635,000
Short-term borrowings (Note 2)               214,000      212,000      426,000      422,000

          During 1994, a newly formed PHC subsidiary issued $40,524,000 discounted principal amount of PPI Funding Notes in exchange for the PCPI Notes held by HCC (see Note 3). Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balances at June 30, 1996 and December 31, 1995.

          Interest accrued on short-term borrowings at both June 30, 1996 and December 31, 1995 amounting to $23,000 is included in interest payable on the accompanying consolidated balance sheets together with interest on the Junior Subordinated Notes amounting to $1,114,000 and $476,000, respectively, at June 30, 1996 and December 31, 1995.

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

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     GENERAL

     PHC's consolidated net revenues decreased to $75.1 million and $143.5 million, respectively, during the second quarter and first six months of 1996 from $74.8 million and $148 million, respectively, for the second quarter and first six months of 1995 resulting in income for operations of $366,000 during the second quarter of 1996 and a loss from operations of $1.1 million during the six month period ended June 30, 1996. These results compare to income from operations of $9.7 million and $15.7 million, respectively, during the 1995 periods. This decline in operating results is attributable to decreases experienced at the Sands as discussed below.

     The Sands sustained losses from operations, exclusive of management fees paid to NJMI, of $1.1 million and $5.2 million, respectively, for the three and six month periods ended June 30, 1996 compared to income from operations of $8.6 million and $12.4 million, respectively, reported for the 1995 periods. Operating results were adversely affected by the advent of unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share together with record winter snowstorms in January and weekend snowstorms in February. These factors, as well as declines in both the table games and slot hold percentages, resulted in three and six month declines in net revenues of .4% and 3.9%, respectively, (to $70.5 million and $133.2 million in 1996 from $70.8 million and $138.6 million in 1995). In addition, marketing and advertising costs increased by $7.3 million and $9.5 million (52.8% and 32.2%), respectively, during the second quarter and first six months of 1996 compared to the same periods of 1995 in response to competitive pressures.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    GAMING OPERATIONS

    The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                JUNE 30,            JUNE 30,
                          --------------------   -------------------
                            1996       1995        1996       1995
                          --------    --------   --------   --------
                              (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games              $ 20,405    $ 24,582   $ 40,580   $ 47,543
 Slot machines              43,830      40,841     80,271     80,578
 Other (1)                   1,075       1,037      2,064      2,215
                          --------    --------   --------   --------
   Total                  $ 65,310    $ 66,460   $122,915   $130,336
                          ========    ========   ========   ========
TABLE GAMES:
 Gross Wagering
  (Drop) (2)              $148,995    $150,722   $283,383   $293,310
                          ========    ========   ========   ========
 Hold Percentages: (3)
  Sands                       13.7%       16.3%      14.3%      16.2%
  Atlantic City Casino
    Gaming Industry           15.2%       15.9%      15.8%      15.9%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)            $536,139    $468,469   $975,519   $938,286
                          ========    ========   ========   ========
 Hold Percentage:(3)
  Sands (4)                    8.2%        8.7%       8.2%       8.6%

____________________________

(1)  Consists of revenues from poker and simulcast horse racing wagering.

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

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


       Table games drop at the Sands declined $1.7 million (1.1%) and $9.9 million (3.4%), respectively, during the three and six month periods ended June 30, 1996 compared with the same periods of 1995. The Sands' decreases compare with increases of 7.4% and 5.6% in table drop for all other Atlantic City casinos during the same periods. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 7.9% and 8% during the three and six month periods ended June 30, 1996 from 8.5% and 8.7% during the same periods of 1995. Table game drop throughout the six month period was adversely impacted by the increase in competitive pressures in the rated table market segment, of which a significant portion was in the "high end" and mid-market segments.

       Slot machine handle increased $67.7 million (14.4%) and $37.2 million (4%) during the three and six month periods ended June 30, 1996 compared with the same periods of 1995. The Sands' increases compare with 7.2% and 7.4% increases in slot machine handle for all other Atlantic City casinos. As a result, the Sands' market share increased to 6.5% from 6.1% during the second quarter of 1996 compared to the same period in 1995; however, its market share decreased to 6.3% from 6.5% during the six months ended June 30, 1996 compared to the same period in 1995. The increases in slot machine handle are largely attributable to increases in marketing programs, such as coin incentive programs, which have resulted in significant increases in the number of bus and drive-in patrons for the six months ended June 30, 1996 compared to 1995. The Sands' average number of slot machines increased 1.4% during the first six months of 1996 compared to an increase of 8.3% for all other Atlantic City casinos. The greater percentage increase in the number of slot machines for other Atlantic City casinos reflects, in part, expansions of certain facilities during 1996 which resulted in an overall increase of approximately 107,000 square feet of casino space and further contributed to the Sands' decline in market share.

       REVENUES

       Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased by $1.2 million (1.7%) and $7.4 million (5.7%), respectively, for the three and six month periods ended June 30, 1996 compared with the same periods of 1995. Casino revenues were negatively impacted by the decline in table game wagering as discussed previously and by decreases in both the table games and slot machine hold percentages at the Sands during the 1996 periods compared to the 1995 periods.

       Rooms revenue did not change significantly during the three and six month periods ended June 30, 1996 compared with 1995. Food and beverage revenues increased $1.5 million (20%) and $2.6 million (16.9%), respectively, for the three and six month periods ended June 30, 1996 compared with the prior year periods primarily as a result of the opening of the Epic Buffet at the Sands during the third quarter of 1995. Other revenues increased $787,000 (26%) and $2 million (28.1%), respectively, during the three and six month periods ended June 30, 1996 compared to the 1995 periods as a result of an increase in theater entertainment revenue at the Sands and increased management fees earned from the Aurora Casino.

       Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 57.7% and 58%, respectively, during the three and

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

six month periods ended June 30, 1996 from 59.1% and 59.9% during the second quarter and first six months of 1995. Such decreases are primarily attributable to increases in other types of marketing programs in lieu of promotional allowances.

        DEPARTMENTAL EXPENSES

        Casino expenses at the Sands increased $8.4 million (17.2%) and $11.7 million (12%), respectively, during the three and six month periods ended June 30, 1996 compared with 1995. These increases are primarily due to the expansion of various marketing programs, particularly coin incentive programs, in response to competitive pressures. The additional costs of such programs result in greater allocation of rooms, food and beverage and other expenses to casino expense.

        Rooms expense decreased $71,000 (5.7%) and $199,000 (8.5%), respectively, during the second quarter and first six months of 1996 as compared to the same periods of 1995 primarily due to increased allocation of rooms expense to casino expense at the Sands as a result of an increase in casino marketing activities relating to rooms. Food and beverage expense increased by $755,000 (31.3%) and $1 million (20.9%), respectively, during the three and six month periods ended June 30, 1996 compared to the same periods in 1995. Increased costs at the Sands associated with the Epic Buffet were partially offset by increases in the casino's food and beverage marketing programs, the costs of which are allocated to the casino department. Other expenses increased $201,000 (18.6%) and $150,000 (6.5%), respectively, during the three and six month periods ended June 30, 1996 compared with 1995 as increases in costs related to theater entertainment at the Sands were partially offset by increased allocations to the casino department, particularly during the first quarter of 1996.

        GENERAL AND ADMINISTRATIVE

        General and administrative expenses did not change significantly during the second quarter of 1996 as compared to 1995. The six month decrease of $734,000 (5.2%) is primarily due to decreases in legal expenses at the Sands and, to a lesser extent, reductions in payroll costs associated with NJMI's management of the Sands.

        INTEREST

        Interest income decreased $91,000 (14.7%) and $68,000 (5.8%), respectively, during the three and six month periods ended June 30, 1996 compared with the same periods of 1995 due to the decrease in cash available for short-term investment. Interest expense did not change significantly during the three and six month periods ended June 30, 1996 compared to the prior year periods.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

        INCOME TAX BENEFIT (PROVISION)

        PHC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $75 million of which approximately $59 million do not begin to expire until the year 2003. Additionally, PHC and its subsidiaries have various tax credits available totaling approximately $3 million, many of which expire by the year 2002. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that utilization of such NOL's is more likely than not, a valuation allowance should be recorded. Due to losses sustained for both financial and tax reporting by PHC and its subsidiaries through the second quarter of 1996, management was unable to determine that realization of such asset was more likely than not and, thus, provided valuation allowances for the entire deferred tax asset for all periods presented.

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


LIQUIDITY AND CAPITAL RESOURCES

        OPERATING ACTIVITIES

        PHC's principal assets and sources of revenues are the Sands and management and consulting contracts with the Aurora Casino and the Tunica Casino. During the first six months of 1996, PHC's net cash used in operating activities (after net interest expense and income taxes) amounted to $715,000. A PHC subsidiary receives a base management fee equal to 5% of operating revenues (as defined in the management agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the management agreement) from the operation of the Aurora Casino. Management fees received during the six month period ended June 30, 1996 amounted to $5.6 million. During 1994, a subsidiary of PHC entered into a consulting agreement with HCT with respect to the Tunica Casino which

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

provides for the payment of $1.2 million annually by the Tunica Casino to the subsidiary for consulting services and for reimbursement of direct costs and expenses incurred.

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

     PHC utilized existing cash together with borrowings on GBHC's short-term credit facility during the six month period ended June 30, 1996 to meet its operating needs, to fund capital additions ($5.3 million) and to make obligatory investments at the Sands ($1.4 million).

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

     FINANCING ACTIVITIES

     During February 1994, PHC completed the refinancing of virtually all of its casino-related outstanding debt. The refinancing was completed through a public offering of $270 million of debt securities consisting of $185 million of 10 7/8% First Mortgage Notes due January 15, 2004 and $85 million of 11 5/8% PRT Funding Notes due April 15, 2004. Proceeds from the debt offerings were used, in part, to refinance outstanding mortgage notes on the Sands and other indebtedness scheduled to mature in 1994, to repay $58.4 million of the other publicly held indebtedness and to provide partial funding for an expansion of gaming space at the Sands. During the first six months of 1996, PHC repaid long-term indebtedness of $273,000. Scheduled maturities of long-term debt during the remainder of 1996 are $280,000.

     As of April 30, 1996, GBHC extended $2 million of its bank line of credit until April 30, 1997. As of June 30, 1996, $2 million was outstanding under the line of credit.

     During July and August 1996, PHC borrowed $6.5 million from HCC which accrues interest at the rate of 13 3/4% per annum payable semiannually. PHC loaned such funds to GBHC on similar terms.

     During the second quarter of 1996, HCC rescinded its previously announced proposal which provided for PHC to make a cash tender offer for the approximately one million outstanding shares of PHC common stock not already owned by HCC.

     During the third quarter of 1996, PHC engaged a major Wall Street banking firm as its financial advisor to explore strategic transactions regarding the Sands including, among other things, the potential consummation of strategic alliances including joint ventures for the possible expansion of the Sands.

                   PRATT HOTEL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

  CAPITAL EXPENDITURES AND OTHER INVESTMENTS

     Property and equipment additions during the first six months of 1996 totaled $5.3 million, of which capital expenditures at the Sands amounted to approximately $3.7 million. Additional capital expenditures by PHC during the first six months of 1996 included approximately $1.6 million of property improvements at a non-casino hotel property it operates under an agreement with Metroplex Hotel Limited (see Note 5 of Notes to Consolidated Financial Statements). Management anticipates capital expenditures during the remainder of 1996 will be approximately $2.8 million at the Sands. Projects currently planned during the remainder of 1996 include substantial upgrades and improvements to all rooms at the Sands, including its higher-end suite product.

     The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the first six months of 1996 totaled $1.4 million and are anticipated to be approximately $1.8 million during the remainder of 1996.

     PHC has agreed to contribute up to $3.9 million, approximately $2.5 million of which has been paid as of June 30, 1996, as an additional investment in an unconsolidated hotel partnership to refurbish the hotel facility in Orlando, Florida. No such payments were required during the six month period ended June 30, 1996; management does not anticipate making any such contributions during the remainder of 1996. Such contributions are in recognition of PHC's partner having agreed to make $5 million in principal reductions on the underlying mortgage note on the facility of which $4 million have been made to date.

PART II:  OTHER INFORMATION
- ---------------------------

     The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1996.

SIGNATURES
- ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PRATT HOTEL CORPORATION



Date:  August 12, 1996          By: /s/  John C. Hull
       -----------------            -----------------------------------
                                         John C. Hull
                                      Corporate Controller