Form 10-Q
period 1996-09-30
PRATT HOTEL CORP /DE/
filed 1996-11-14
CIK 30117

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 1996
                                 ----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the transition period from                   to
                              -------------------  ----------------------------
Commission file number    1-6339
                       ------------

                         PRATT HOTEL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                          75-1295630
--------------------------------                        -------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

 TWO GALLERIA TOWER, SUITE 2200
    13455 NOEL ROAD, LB 48
       DALLAS, TEXAS                                            75240
---------------------------------------                 --------------------
(Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code)        (214) 386-9777
                                                        --------------------

                      (NOT APPLICABLE)
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X         NO
                                               ------        ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding at November 12, 1996
          -----                          --------------------------------
COMMON STOCK, $.10 PAR VALUE                        5,186,627 SHARES

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES


PART I: FINANCIAL INFORMATION
-----------------------------

INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------

      Pratt Hotel Corporation, a Delaware corporation, and its subsidiaries ("PHC") are engaged primarily in the ownership, operation and management of casino/hotels and hotels in the United States; the management of a riverboat gaming facility located in Aurora, Illinois (the "Aurora Casino") and providing consulting services to a gaming facility in Tunica County, Mississippi (the "Tunica Casino"). Approximately 20% of PHC's outstanding common shares are listed and traded on the American Stock Exchange under the symbol PHC. The remaining 80% of the common shares of PHC are owned by Hollywood Casino Corporation ("HCC"), a Delaware corporation which is approximately 53% owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the
"Pratt Family").   The remaining outstanding HCC common shares are listed and traded on the NASDAQ under the symbol HWCC.

      A significant portion of PHC's assets relate to its wholly owned subsidiary, Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September; consequently, the results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

      The consolidated financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 have been prepared by PHC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PHC as of September 30, 1996, the results of its operations for the three and nine month periods ended September 30, 1996 and 1995 and its cash flows for the nine month periods ended September 30, 1996 and 1995.

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

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                           SEPTEMBER 30,    DECEMBER 31,
                                                1996            1995
                                           --------------  --------------
Current Assets:
 Cash and cash equivalents                 $  24,816,000   $  28,067,000
 Short-term investment                         2,000,000             -
 Accounts receivable, net of allowances
  of $15,288,000 and $16,496,000,
  respectively                                11,442,000      12,293,000
 Inventories                                   4,024,000       4,462,000
 Due from affiliates                           2,387,000       2,435,000
 Deferred income taxes                         1,478,000       4,055,000
 Refundable deposits and other
  current assets                               4,041,000       2,597,000
                                           -------------   -------------

  Total current assets                        50,188,000      53,909,000
                                           -------------   -------------

Property and Equipment:
 Land                                         38,671,000      37,807,000
 Buildings and improvements                  185,508,000     185,077,000
 Operating equipment                          90,558,000      92,474,000
 Construction in progress                      3,197,000       2,450,000
                                           -------------   -------------

                                             317,934,000     317,808,000
 Less - accumulated depreciation
  and amortization                          (158,665,000)   (148,531,000)
                                           -------------   -------------

  Net property and equipment                 159,269,000     169,277,000
                                           -------------   -------------

Other Assets:
 Obligatory investments                        5,999,000       5,521,000
 Deferred financing costs                      7,924,000       8,730,000
 Notes receivable                                      -       9,222,000
 Other assets                                  4,441,000       3,457,000
                                           -------------   -------------

  Total other assets                          18,364,000      26,930,000
                                           -------------   -------------

                                           $ 227,821,000   $ 250,116,000
                                           =============   =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                           SEPTEMBER 30,    DECEMBER 31,
                                                1996            1995
                                           --------------  --------------
Current Liabilities:
 Borrowings from affiliate                 $   6,750,000   $   5,000,000
 Short-term credit facilities                  2,000,000             -
 Current maturities of long-term debt          2,735,000         553,000
 Accounts payable                              8,861,000       9,432,000
 Accrued liabilities -
  Salaries and wages                           5,077,000       5,454,000
  Interest                                    10,444,000      11,856,000
  Insurance                                    3,020,000       2,339,000
  Other                                        7,323,000       6,442,000
 Other current liabilities                     4,001,000       4,855,000
                                           -------------   -------------

  Total current liabilities                   50,211,000      45,931,000
                                           -------------   -------------

Long-Term Debt                               330,166,000     328,570,000
                                           -------------   -------------

Other Noncurrent Liabilities                   6,370,000       8,747,000
                                           -------------   -------------

Due to Affiliate                               5,283,000       5,283,000
                                           -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding        519,000         519,000
 Additional paid-in capital                   23,783,000      23,783,000
 Accumulated deficit                        (188,511,000)   (162,717,000)
                                           -------------   -------------

  Total shareholders' deficit               (164,209,000)   (138,415,000)
                                           -------------   -------------

                                           $ 227,821,000   $ 250,116,000
                                           =============   =============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                           ---------------------------
                                               1996           1995
                                           -------------  ------------
Revenues:
 Casino                                    $ 65,820,000   $72,235,000
 Rooms                                        3,817,000     3,938,000
 Food and beverage                            9,532,000    10,286,000
 Other                                        4,690,000     4,892,000
                                           ------------   -----------

                                             83,859,000    91,351,000
 Less - promotional allowances               (7,462,000)   (7,913,000)
                                           ------------   -----------

  Net revenues                               76,397,000    83,438,000
                                           ------------   -----------

Expenses:
 Casino                                      56,240,000    55,998,000
 Rooms                                        1,043,000     1,096,000
 Food and beverage                            3,605,000     3,503,000
 Other                                        1,741,000       903,000
 General and administrative                   4,557,000     4,939,000
 Depreciation and amortization                5,189,000     5,112,000
                                           ------------   -----------

  Total expenses                             72,375,000    71,551,000
                                           ------------   -----------

 Income from operations                       4,022,000    11,887,000
                                           ------------   -----------

Non-operating income (expense):
 Interest income                                462,000       623,000
 Interest expense                           (10,073,000)   (9,758,000)
 (Loss) gain on sale of assets                 (625,000)       56,000
                                           ------------   -----------

  Total non-operating expense, net          (10,236,000)   (9,079,000)
                                           ------------   -----------

(Loss) income before income taxes            (6,214,000)    2,808,000
 Income tax provision                        (1,457,000)     (465,000)
                                           ------------   -----------

Net (loss) income                          $ (7,671,000)  $ 2,343,000
                                           ============   ===========

Net (loss) income per common share               $(1.48)         $.45
                                           ============   ===========

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                           ----------------------------
                                               1996           1995
                                           -------------  -------------
Revenues:
 Casino                                    $188,735,000   $202,571,000
 Rooms                                       11,107,000     11,149,000
 Food and beverage                           27,693,000     25,828,000
 Other                                       14,253,000     12,435,000
                                           ------------   ------------

                                            241,788,000    251,983,000
 Less - promotional allowances              (21,616,000)   (20,267,000)
                                           ------------   ------------

  Net revenues                              220,172,000    231,716,000
                                           ------------   ------------

Expenses:
 Casino                                     169,156,000    157,060,000
 Rooms                                        3,644,000      3,726,000
 Food and beverage                            9,749,000      8,501,000
 Other                                        3,773,000      2,725,000
 General and administrative                  14,876,000     16,436,000
 Depreciation and amortization               15,790,000     15,415,000
                                           ------------   ------------

  Total expenses                            216,988,000    203,863,000
                                           ------------   ------------

 Income from operations                       3,184,000     27,853,000
                                           ------------   ------------

Non-operating income (expense):
 Interest income                              1,565,000      1,794,000
 Interest expense                           (29,813,000)   (29,290,000)
 (Loss) gain on sale of assets                 (612,000)        56,000
                                           ------------   ------------

  Total non-operating expense, net          (28,860,000)   (27,440,000)
                                           ------------   ------------

(Loss) income before income taxes           (25,676,000)       413,000
 Income tax provision                          (118,000)      (742,000)
                                           ------------   ------------

Net loss                                   $(25,794,000)  $   (329,000)
                                           ============   ============

Net loss per common share                        $(4.97)         $(.06)
                                           ============   ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                             ---------------------------
                                                                 1996           1995
                                                             ------------   ------------
OPERATING ACTIVITIES:
 Net loss                                                    $(25,794,000)  $   (329,000)
 Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation and amortization, including
     accretion of debt discount                                21,168,000     20,458,000
   Provision for doubtful accounts                              1,562,000      2,263,000
   Loss (gain) on sale of assets                                  612,000        (56,000)
   Deferred income tax provision (benefit)                         51,000       (501,000)
   Increase in accounts receivable                               (709,000)      (735,000)
   (Decrease) increase in accounts payable and other
     accrued liabilities                                         (579,000)       595,000
   Net change in other current assets and liabilities          (1,948,000)     1,070,000
   Net change in other noncurrent assets and liabilities         (216,000)       828,000
                                                             ------------   ------------

     Net cash (used in) provided by operating activities       (5,853,000)    23,593,000
                                                             ------------   ------------

INVESTING ACTIVITIES:
 Net property and equipment additions                          (7,237,000)   (16,311,000)
 Collections on notes receivable                                9,361,000         77,000
 Proceeds from disposition of assets                            2,581,000              -
 Obligatory investments                                        (2,248,000)    (2,102,000)
 Short-term investment                                         (2,000,000)             -
 Investments in and advances to unconsolidated affiliates               -     (1,125,000)
                                                             ------------   ------------

    Net cash provided by (used in) investing activities           457,000    (19,461,000)
                                                             ------------   ------------

FINANCING ACTIVITIES:
 Issuance of long-term debt                                       700,000              -
 Net borrowings on credit facilities                            2,000,000              -
 Net borrowings from affiliate                                  1,750,000              -
 Repayments of long-term debt                                  (2,295,000)    (5,867,000)
 Deferred financing costs                                         (10,000)       (32,000)
                                                             ------------   ------------

   Net cash provided by (used in) financing activities          2,145,000     (5,899,000)
                                                             ------------   ------------

   Net decrease in cash and cash equivalents                   (3,251,000)    (1,767,000)
   Cash and cash equivalents at beginning of period            28,067,000     29,302,000
                                                             ------------   ------------

   Cash and cash equivalents at end of period                $ 24,816,000   $ 27,535,000
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

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

          Pratt Hotel Corporation, a Delaware corporation, and its subsidiaries ("PHC"), are engaged in the operation or management of casino and hotel properties. PHC's principal assets are the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and management and consulting contracts with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica, Mississippi (the "Tunica Casino") (see Note 5). PHC's other operations in the United States, including various ventures in which PHC has an interest, are managed by PHC or its subsidiaries. Hollywood Casino Corporation ("HCC"), a Delaware corporation which is approximately 53% owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family") owns approximately 80% of the common stock of PHC.

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

          The consolidated financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 have been prepared by PHC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PHC as of September 30, 1996, the results of its operations for the three and nine month periods ended September 30, 1996 and 1995 and its cash flows for the nine month periods ended September 30, 1996 and 1995.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(2)  SHORT-TERM CREDIT FACILITIES AND BORROWINGS FROM AFFILIATES

          As of April 30, 1996, a subsidiary of PHC extended $2,000,000 of its bank line of credit until April 30, 1997. As of September 30, 1996, $2,000,000 was outstanding under the line of credit; no such borrowings were outstanding under the line of credit at December 31, 1995. Borrowings under the line of credit accrue interest at the bank's prime rate plus 3/4% per annum payable monthly and are guaranteed by another subsidiary of PHC. Additionally, the guarantor has pledged a certificate of deposit in the face amount of $2,000,000 as collateral for the line of credit; such deposit is presented as a short-term investment in the accompanying consolidated financial statements.

          PHC and its subsidiaries had outstanding affiliate borrowings from HCC of $7,750,000 and $6,000,000, respectively, as of September 30, 1996 and December 31, 1995. Of the amounts borrowed, $1,000,000, which is not due until April 1, 1998, is classified as noncurrent in the accompanying consolidated balance sheets at September 30, 1996 and December 31, 1995. In addition, $250,000 is due on demand, or if no demand is made, on April 1, 1998. Such borrowings from HCC bear interest at the rate of 14% per annum, payable semiannually. During the third quarter of 1996, a subsidiary of PHC borrowed an additional $6,500,000 from HCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. Noncurrent borrowings from HCC at December 31, 1995 also included $4,750,000 due in May 1997 and secured by a pledge of certain notes receivable from a partnership owned by certain members of the Pratt Family. Such borrowing was repaid in September 1996 with a portion of the proceeds from the sale of the underlying hotel property (see Note 5).

(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

          Substantially all of PHC's assets are pledged in connection with PHC's long-term indebtedness.

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                   1996           1995
                                                              --------------  -------------

10 7/8% first mortgage notes, due 2004 (a)                     $185,000,000   $185,000,000
11 5/8% senior notes, due 2004 (b)                               85,000,000     85,000,000
14 5/8% junior subordinated notes, due 2005 (c)                   8,738,000      8,738,000
14 7/8% secured promissory note, due 2006, net of
 discount of $45,932,000 and $51,310,000, respectively (d)       52,421,000     47,043,000
Other                                                             1,742,000      3,342,000
                                                               ------------   ------------

    Total indebtedness                                          332,901,000    329,123,000
  Less - current maturities                                      (2,735,000)      (553,000)
                                                               ------------   ------------

    Total long-term debt                                       $330,166,000   $328,570,000
                                                               ============   ============

----------------

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


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

(c) On February 17, 1994, PRT Funding Corp., a subsidiary of PHC, issued $15,000,000 of junior subordinated notes (the "Junior Subordinated Notes") to HCC. Principal totaling $6,262,000 with respect to the Junior Subordinated Notes was subsequently assigned to PHC by HCC in recognition of tax net operating losses of PHC used by HCC (see Note 4). The Junior Subordinated Notes are due in February 2005 and bear interest at the rate of 14 5/8% per annum which, subject to a PHC subsidiary meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes, is payable semiannually commencing August 17, 1994. Because the PHC subsidiary had not met the financial coverage tests, interest was not paid on the February and August 1996 interest payment dates.

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

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


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

     Scheduled payments of long-term debt as of September 30, 1996 are set forth below:


      1996 (three months)                 $     57,000
      1997                                   3,127,000
      1998                                   5,068,000
      1999                                   5,074,000
      2000                                   5,079,000
      Thereafter                           360,428,000
                                          ------------

        Total                             $378,833,000
                                          ============

          Interest paid amounted to $26,018,000 and $25,805,000, respectively, during the nine month periods ended September 30, 1996 and 1995.

(4)  INCOME TAXES

          Components of PHC's benefit for income taxes consist of the following:


                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,
                                         --------------------------    ------------------------
                                             1996           1995          1996          1995
                                         ------------     ---------    ---------     ----------
Federal income tax benefit               $       -        $     -      $     -       $       -
State income tax benefit (provision):
  Current                                 (1,299,000)      (675,000)     (67,000)     (1,243,000)
  Deferred                                  (158,000)       210,000      (51,000)        501,000
                                         -----------      ---------    ---------     -----------
                                         $(1,457,000)     $(465,000)   $(118,000)    $  (742,000)
                                         ===========      =========    =========     ===========

          PHC is included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and PHC, PHC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. In addition, HCC compensates PHC for its use of PHC's available tax net operating loss carryforwards ("NOL's"). No federal income taxes were paid for the nine month periods ended September 30, 1996 and 1995. PHC paid state income taxes totaling $114,000 and $85,000, respectively, during the nine month periods ended September 30, 1996 and 1995.

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

          PHC and its subsidiaries have NOL's for federal tax purposes totaling approximately $79,000,000 of which approximately $64,000,000 do not begin to expire until the year 2003. Additionally, PHC and its subsidiaries have various tax credits available totaling approximately $3,400,000, most of which expire by the year 2002. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's is more likely than not, a valuation allowance should be recorded. Due to losses sustained for both financial and tax reporting by PHC and its subsidiaries through the third quarter of 1996, management was unable to determine that realization of such asset was more likely than not and, thus, has provided valuation allowances for the entire deferred tax asset for all periods presented.

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

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


          The components of the net deferred tax asset are as follows:

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       1996           1995
                                                  --------------  -------------
Deferred tax assets:
  Net operating loss carryforwards                 $ 29,551,000   $ 20,668,000
  Allowance for doubtful accounts                     6,552,000      6,830,000
  Investment and jobs tax credits                     3,373,000      4,417,000
  Equity losses of unconsolidated
    subsidiaries and joint ventures                   3,336,000      3,165,000
  Other liabilities and accruals                      2,908,000      2,455,000
  Other                                               2,014,000      1,377,000
                                                   ------------   ------------

    Total deferred tax assets                        47,734,000     38,912,000
                                                   ------------   ------------

Deferred tax liabilities:
  Depreciation and amortization                      (8,039,000)    (8,555,000)
  Other                                                (597,000)      (695,000)
                                                   ------------   ------------

    Total deferred tax liabilities                   (8,636,000)    (9,250,000)
                                                   ------------   ------------

Net deferred tax asset                               39,098,000     29,662,000
Valuation allowance                                 (39,098,000)   (29,662,000)
                                                   ------------   ------------

                                                   $        -     $        -
                                                   ============   ============


          Receivables and payables in connection with the aforementioned tax allocation agreements are as follows:

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       1996           1995
                                                  --------------  -------------
  Deferred income taxes - current                  $  1,374,000   $  1,950,000
  Other noncurrent liabilities                       (1,374,000)    (1,950,000)

(5)  TRANSACTIONS WITH RELATED PARTIES

          PHC operated, prior to its sale in September 1996, the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which was owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. During 1996 and 1995, PHC made payments for property improvements under the hotel operating agreement totaling $2,581,000.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


PHC was also obligated by the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, PHC utilized funds borrowed from HCC to purchase such underlying indebtedness with a principal balance of $13,756,000 from third parties at a cost of $6,750,000 and subject to third party indebtedness amounting to $2,706,000. The required minimum rental payments (net of debt service receipts) amounted to $133,000 during each of the three month periods ended September 30, 1996 and 1995 and $398,000 during each of the nine month periods ended September 30, 1996 and 1995. PHC recorded the note receivable from Metroplex, which accrued interest at the rate of 9 1/2% per annum, at acquisition cost; such note was included in notes receivable in the accompanying consolidated balance sheet at December 31, 1995.

          Upon the sale of the hotel by Metroplex, PHC received proceeds sufficient to repay the third party indebtedness of $1,873,000, recover its $6,750,000 acquisition cost of the underlying indebtedness, recover $2,581,000 of its total investment in property improvements and receive additional cash of approximately $775,000.

          Pursuant to a management agreement, Pratt Management, L.P. ("PML"), a limited partnership wholly owned by PHC, earns a base management fee from Hollywood Casino - Aurora, Inc. ("HCA"), an HCC subsidiary, equal to 5% of the Aurora Casino's operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Such fees totaled approximately $2,339,000 and $2,716,000, respectively, during the three month periods ended September 30, 1996 and 1995 and $6,810,000 and $6,588,000, respectively, during the nine month periods ended September 30, 1996 and 1995. Unpaid fees amounting to $1,864,000 and $2,177,000, respectively, are included in due from affiliates in the accompanying consolidated balance sheets at September 30, 1996 and December 31, 1995.

          Pursuant to a ten-year consulting agreement with Hollywood Casino - Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino, a subsidiary of PHC receives monthly consulting fees of $100,000. The PHC subsidiary earned total fees of $300,000 for each of the three month periods ended September 30, 1996 and 1995 and $900,000 for each of the nine month periods September 30, 1996 and 1995.

          HCC is obligated under the terms of an administrative services agreement to pay PHC $50,000 per month. In addition, PHC and its subsidiaries share certain general and administrative costs with HCC. Net allocated costs and fees charged from HCC to PHC amounted to $590,000 and $1,884,000, respectively, during the three and nine month periods ended September 30, 1996 and net amounts charged to HCC by PHC amounted to $63,000 and $238,000, respectively, during the three and nine month periods ended September 30, 1995. In connection with such allocated costs and fees, payables in the amount of $193,000 and $210,000 are included in due to affiliates, respectively, in the accompanying consolidated balance sheets at September 30, 1996 and December 31, 1995.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


          HCT and Advanced Casino Systems Corporation ("ACSC"), a PHC subsidiary, entered into a Computer Services Agreement dated as of January 1, 1994. The agreement has a term of three years and provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties as well as a fixed license fee of $30,000 a month. HCT also reimburses ACSC for its direct costs and expenses incurred under this agreement. Total charges incurred under such agreement amounted to $97,000 and $171,000, for the three month periods ended September 30, 1996 and 1995 and $409,000 and $429,000, respectively, for the nine month periods ended September 30, 1996 and 1995. HCA also receives certain computer-related services from PHC subsidiaries including hardware, software, and operator support. HCA reimburses PHC for its direct costs and any expenses incurred. Such costs totaled $121,000 and $44,000, respectively, for the three month periods ended September 30, 1996 and 1995 and $201,000 and $583,000, respectively, during the nine month periods ended September 30, 1996 and 1995.

          Greate Bay Hotel and Casino, Inc. ("GBHC"), the PHC subsidiary which owns and operates the Sands, performs certain administrative and marketing services on behalf of HCT and HCA. During the three month periods ended September 30, 1996 and 1995, fees charged by GBHC for such services totaled $321,000 and $149,000, respectively. Such fees totaled $911,000 and $538,000, respectively, during the nine month periods ended September 30, 1996 and 1995.

          Interest expense with respect to borrowings from HCC is set forth below:

                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                        SEPTEMBER 30,            SEPTEMBER 30,
                                     ----------------------  ----------------------
                                        1996        1995        1996        1995
                                     ----------  ----------  ----------  ----------
PPI Funding Notes held
  by HCC (Note 3)                    $1,845,000  $1,656,000  $5,378,000  $5,043,000
Junior Subordinated Notes (Note 3)      320,000     321,000     958,000     956,000
Short-term borrowings (Note 2)          181,000     215,000     607,000     637,000

          During 1994, a newly formed PHC subsidiary issued $40,524,000 discounted principal amount of PPI Funding Notes in exchange for the PCPI Notes held by HCC (see Note 3). Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balances at September 30, 1996 and December 31, 1995.

          Interest accrued on short-term borrowings at September 30, 1996 and December 31, 1995 amounting to $50,000 and $23,000, respectively, is included in interest payable on the accompanying consolidated balance sheets together with interest on the Junior Subordinated Notes amounting to $1,434,000 and $476,000, respectively, at September 30, 1996 and December 31, 1995.

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

(7)  SUBSEQUENT EVENTS

          During the fourth quarter of 1996, an unconsolidated partnership in which PHC holds a 50% interest entered into a contract for the sale of a hotel in Orlando, Florida subject to a 21-day inspection period by the buyer. Upon completion of the sale, PHC will be required to pay approximately $2,300,000 to retire its share of the underlying indebtedness on the property.

          Also during the fourth quarter of 1996, another unconsolidated partnership in which a PHC subsidiary holds a 50% interest entered into an agreement for the sale of a casino/hotel in San Juan, Puerto Rico owned by the partnership and managed by a PHC subsidiary. PHC will receive a fee with respect to the termination of its management agreement; however, no significant gain or loss is anticipated with respect to the sale transaction.

(8)  RECLASSIFICATIONS

          Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the 1996 consolidated financial statement presentation. Such reclassifications include the reallocation of certain costs among the various operating departments and general and administrative expenses resulting from the completion of a comprehensive internal review of departmental allocations. Management believes that such reclassifications better reflect the matching of costs with the associated revenues.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     GENERAL

     PHC's consolidated net revenues decreased to $76.4 million and $220.2 million, respectively, during the third quarter and first nine months of 1996 from $83.4 million and $231.7 million, respectively, for the third quarter and first nine months of 1995. Income from operations amounted to $4 million and $3.2 million, respectively, during the third quarter and first nine months of 1996 compared to income from operations of $11.9 million and $27.9 million, respectively, during the 1995 periods. The decline in operating results is attributable to decreases experienced at the Sands as discussed below.

     The Sands earned income from operations of $2.5 million and sustained a loss from operations of $2.4 million, exclusive of management fees paid to NJMI, respectively, for the three and nine month periods ended September 30, 1996. These results compare to income from operations of $9.6 million and $22.2 million, respectively, reported for the 1995 periods. Operating results were adversely affected in 1996 by the advent of unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share together with record winter snowstorms in January and weekend snowstorms in February. These factors, as well as declines in both the table games and slot machine hold percentages, resulted in three and nine month declines in net revenues of 8.3% and 5.5%, respectively, (to $71.7 million and $205.2 million in 1996 from $78.2 million and $217.1 million in 1995). In addition, marketing and advertising costs increased by $1.2 million and $10.7 million (7% and 22.8%), respectively, during the third quarter and first nine months of 1996 compared to the same periods of 1995 in response to competitive pressures.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


    GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                   SEPTEMBER 30,          SEPTEMBER 30,
                                -------------------   -----------------------
                                  1996       1995        1996         1995
                                --------   --------   ----------   ----------
                                     (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games                    $ 21,170   $ 24,978   $   61,750   $   72,521
 Slot machines                    43,663     46,038      123,934      126,616
 Other (1)                           987      1,219        3,051        3,434
                                --------   --------   ----------   ----------

  Total                         $ 65,820   $ 72,235   $  188,735   $  202,571
                                ========   ========   ==========   ==========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)                    $161,052   $170,245   $  444,435   $  463,555
                                ========   ========   ==========   ==========

 Hold Percentages: (3)
  Sands                            13.1%      14.7%        13.9%        15.6%
  Atlantic City Casino
   Gaming Industry                 15.2%      15.7%        15.5%        15.9%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)                  $535,346   $521,596   $1,510,865   $1,459,882
                                ========   ========   ==========   ==========

 Hold Percentage:(3)
  Sands (4)                         8.2%       8.8%         8.2%         8.7%

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

     Table games drop at the Sands declined $9.2 million (5.4%) and $19.1 million (4.1%), respectively, during the three and nine month periods ended September 30, 1996 compared with the same periods of 1995. The Sands' decreases compare with increases of 6.6% and 5.9% in table drop for all other Atlantic

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


City casinos during the same periods. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 7.6% and 7.9%, respectively, during the three and nine month periods ended September 30, 1996 from 8.5% and 8.6%, respectively, during the same periods of 1995. Table game drop throughout the nine month period was adversely impacted by the increase in competitive pressures in the rated table market segment, of which a significant portion was in the "high end" and mid-market segments. The third quarter of 1996 also saw a decline in the unrated table market segment as expansions at competing properties, construction on roadways into the city and other factors all served to reduce unrated table play at the Sands.

     Slot machine handle increased $13.8 million (2.6%) and $51 million (3.5%), respectively, during the three and nine month periods ended September 30, 1996 compared with the same periods of 1995. The Sands' increases compare with 2.4% and 5.5% increases in slot machine handle for all other Atlantic City casinos. As a result, the Sands' maintained its market share of 6% during the third quarter of 1996 compared to 1995; however, its market share decreased slightly to 6.2% from 6.3% during the nine months ended September 1996 compared to the same period in 1995. The increases in slot machine handle are largely attributable to increases in marketing programs, such as coin incentive and direct marketing programs, which have resulted in significant increases in the number of bus patrons for the nine months ended September 30, 1996 compared to 1995. The Sands' average number of slot machines increased .9% during the first nine months of 1996 compared to an increase of 9.2% for all other Atlantic City casinos. The greater percentage increase in the number of slot machines for other Atlantic City casinos reflects, in part, expansions of certain facilities during 1996 which resulted in an overall increase of approximately 118,000 square feet of casino space and further contributed to the Sands' decline in market share.

     REVENUES

     Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased by $6.4 million (8.9%) and $13.8 million (6.8%), respectively, for the three and nine month periods ended September 30, 1996 compared with the same periods of 1995. Casino revenues were negatively impacted by the decline in table game wagering as discussed previously and by decreases in both the table games and slot machine hold percentages at the Sands during the 1996 periods compared to the 1995 periods.

     Rooms revenue did not change significantly during the three and nine month periods ended September 30, 1996 compared with 1995. Food and beverage revenues decreased $754,000 (7.3%) for the three month period ended September 30, 1996 compared with the 1995 period primarily due to the decline in patron volume at the Sands; such revenues increased $1.9 million (7.2%) for the nine month period ended September 30, 1996 compared with the prior year period primarily as a result of the opening of the Sands' Epic Buffet during the third quarter of 1995. Other revenues decreased $202,000 (4.1%) during the three month period ended September 30, 1996 and increased $1.8 million (14.6%) during the nine month period ended September 30, 1996 compared to the same periods in 1995. Increases in theater entertainment revenue at the Sands in 1996 were offset during the third quarter by a decrease in management fees earned with respect to the Aurora Casino.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 55.8% and 56.8%, respectively, during the three and nine month periods ended September 30, 1996 from 57.1% and 58.3% during the third quarter and first nine months of 1995. Such decreases are primarily attributable to increases in other types of marketing programs in lieu of promotional allowances.

     DEPARTMENTAL EXPENSES

     Casino expenses at the Sands remained flat during the third quarter of 1996 compared to 1995 and increased $12.1 million (7.7%) during the nine month period ended September 30, 1996 compared to the same period in 1995. The nine month increase is primarily due to the expansion of various marketing programs, particularly coin incentive programs, in response to competitive pressures. The additional costs of such programs result in greater allocation of rooms, food and beverage and other expenses to casino expense.

     Rooms expense did not change significantly during the third quarter or first nine months of 1996 compared to the same periods in 1995. Food and beverage expense did not change significantly during the three month period ended September 30, 1996 compared to the three month period ended September 30, 1995. The increase of $1.2 million (14.7%) in food and beverage expense during the nine month period ended September 30, 1996 compared to the same period in 1995 reflects increased costs associated with the Epic Buffet which were partially offset by increases in marketing programs, the costs of which are allocated to the casino department. Other expenses increased $838,000 (92.8%) and $1 million (38.5%), respectively, during the three and nine month periods ended September 30, 1996 compared with the same periods in 1995 as increases in theater entertainment costs at the Sands were partially offset by increased allocations to the casino department.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased $382,000 (7.7%) and $1.6 million (9.5%), respectively, during the third quarter and first nine months of 1996 as compared to 1995. These decreases are primarily due to decreases in equipment rental and legal expenses at the Sands and, to a lesser extent, reductions in payroll costs associated with NJMI's management of the Sands.

     INTEREST

     Interest income decreased $161,000 (25.8%) and $229,000 (12.8%), respectively, during the three and nine month periods ended September 30, 1996 compared with the same periods of 1995 due to a decrease in the amount of cash available for temporary cash investments. Interest expense did not change significantly during the three and nine month periods ended September 30, 1996 compared to the prior year periods.

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


     LOSS ON SALE OF ASSETS

     During the third quarter of 1996, PHC realized a loss of $625,000 with respect to the sale of a hotel it operated under a joint operating agreement with Metroplex Hotel Limited, a partnership controlled by certain members of the Pratt Family. The loss resulted from the write off of certain leasehold improvements and fixed assets which PHC purchased for the hotel under terms of the operating agreement.

     INCOME TAX PROVISION

     PHC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $79 million of which approximately $64 million do not begin to expire until the year 2003. Additionally, PHC and its subsidiaries have various tax credits available totaling approximately $3.4 million, many of which expire by the year 2002. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that utilization of such NOL's is more likely than not, a valuation allowance should be recorded. Due to losses sustained for both financial and tax reporting by PHC and its subsidiaries through the third quarter of 1996, management was unable to determine that realization of such asset was more likely than not and, thus, provided valuation allowances for the entire deferred tax asset for all periods presented.

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

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES

     PHC's principal assets and sources of revenues are the Sands and management and consulting contracts with the Aurora Casino and the Tunica Casino. A PHC subsidiary receives a base management fee equal to 5% of operating revenues (as defined in the management agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the management agreement) from the operation of the Aurora Casino. Management fees received during the nine month period ended September 30, 1996 amounted to $7.1 million. During 1994, a subsidiary of PHC entered into a consulting agreement with HCT with respect to the Tunica Casino which provides for the payment of $1.2 million annually by the Tunica Casino to the subsidiary for consulting services and for reimbursement of direct costs and expenses incurred.

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

     During the first nine months of 1996, PHC's net cash used in operating activities (after net interest expense and income taxes) amounted to $5.9 million compared with cash provided by operating activities of $23.6 million during the same period of 1995. The change in net cash from operating activities compared to 1995 resulted primarily from a decline in operating cash flow generated by the Sands. The Sands sustained an operating cash flow deficit of $10.6 million for the nine months ended September 30, 1996 compared to net cash generated from operations of $13.4 million during the 1995 period, resulting in an aggregate decline in operating cash flow of $24 million and a decline in working capital of $25.4 million compared to September 30, 1995. PHC utilized existing cash together with proceeds from the repayment of an outstanding note receivable, borrowings on GBHC's short-term credit facility and net borrowings from HCC during the nine month period ended September 30, 1996 to meet its operating needs, to fund capital additions ($7.2 million) and to make obligatory investments at the Sands ($2.2 million).

     In prior years, PHC's hotel operations required substantial infusions of operating funds; however, the disposition of substantially all of its hotel properties has greatly reduced the cash required to fund hotel operations (see "Capital Expenditures and Other Investments" below) .

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


     FINANCING ACTIVITIES

     During February 1994, PHC completed the refinancing of virtually all of its casino-related outstanding debt. The refinancing was completed through a public offering of $270 million of debt securities consisting of $185 million of 10 7/8% First Mortgage Notes due January 15, 2004 and $85 million of 11 5/8% PRT Funding Notes due April 15, 2004. Proceeds from the debt offerings were used, in part, to refinance outstanding mortgage notes on the Sands and other indebtedness scheduled to mature in 1994, to repay $58.4 million of the other publicly held indebtedness and to provide partial funding for an expansion of gaming space at the Sands. During the first nine months of 1996, PHC repaid long-term indebtedness of $422,000. Scheduled maturities of long-term debt during the remainder of 1996 are $57,000. Commencing in July 1997, semiannual principal payments of $2.5 million will become due with respect to the 10 7/8% First Mortgage Notes.

     As of April 30, 1996, GBHC extended $2 million of its bank line of credit until April 30, 1997. As of September 30, 1996, $2 million was outstanding under the line of credit.

     During the third quarter of 1996, PHC borrowed $6.5 million from HCC which accrues interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. PHC loaned such funds to GBHC on similar terms. Also during the third quarter of 1996, PHC repaid $4.8 million it previously borrowed from HCC with respect to the purchase of the underlying indebtedness of a non-casino hotel property it operated (see below).

     CAPITAL EXPENDITURES AND OTHER INVESTMENTS

     Property and equipment additions during the first nine months of 1996 totaled $7.2 million, of which capital expenditures at the Sands amounted to approximately $4.7 million. Expenditures by PHC during the first nine months of 1996 of approximately $2.6 million for property improvements at a non-casino hotel property it operated under an agreement with Metroplex Hotel Limited (see
Note 5 of Notes to Consolidated Financial Statements) were repaid in September 1996 upon the sale of the hotel. Management anticipates capital expenditures during the remainder of 1996 will be approximately $1 million at the Sands. Projects currently planned during the remainder of 1996 include additional upgrades and improvements to rooms at the Sands, including its higher-end suite product, and other departmental expenditures.

     The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the first nine months of 1996 totaled $2.2 million and are anticipated to be approximately $800,000 during the remainder of 1996.

     PHC agreed to contribute up to $3.9 million, approximately $2.5 million of which has been paid as of September 30, 1996, as an additional investment in an unconsolidated hotel partnership to refurbish the hotel facility in Orlando, Florida. No such payments were required during the nine month period ended September 30, 1996. Such contributions were in recognition of PHC's partner having agreed to make

                    PRATT HOTEL CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


$5 million in principal reductions on the underlying mortgage note on the facility of which $4 million has been made to date. During October 1996, the partnership entered into a contract for the sale of the hotel facility. Upon completion of the sale, it is anticipated that PHC will be required to pay approximately $2.3 million to retire its share of the underlying indebtedness on the property.

     Also during the fourth quarter of 1996, another unconsolidated partnership in which a PHC subsidiary holds a 50% interest entered into a contract for the sale of a casino/hotel in San Juan, Puerto Rico owned by the partnership and managed by a PHC subsidiary. Under terms of the sales agreement, the PHC subsidiary will receive a fee with respect to the termination of its management agreement.

     SUMMARY

     As previously discussed, the Sands sustained a significant cash flow deficit from operations during the nine month period ended September 30, 1996 and required additional cash from affiliate borrowings and its line of credit to meet its financial obligations.

     In order to fund its future cash requirements, including debt service and obligatory investments, the Sands will need to achieve substantially improved operating results or rely on additional borrowings from affiliates. It appears that absent any further material deterioration of operating results, the Sands will be able to rely on borrowings from affiliates to meet its obligations in the near term; however, its long-term financial viability is dependent on a substantial improvement in operating results of the Sands as its affiliates have certain limitations on their ability to provide ongoing financial support.

     During the third quarter of 1996, PHC engaged a major Wall Street investment banking firm as its financial advisor to explore strategic transactions regarding the Sands including, among other things, the potential consummation of strategic alliances including joint ventures for the possible expansion of the Sands.

PART II:  OTHER INFORMATION
---------------------------

  The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1996.

SIGNATURES
----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRATT HOTEL CORPORATION



Date:     November 12, 1996             By: /s/  John C. Hull
     -----------------------------          --------------------------------
                                            John C. Hull
                                            Corporate Controller