Form 10-K
period 1996-12-31
PRATT HOTEL CORP /DE/
filed 1997-03-31
CIK 30117

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 DECEMBER 31, 1996
                         -------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------  ------------------------------------

Commission file number                    1-6339
                      ----------------------------------------

                         GREATE BAY CASINO CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                  75-1295630
------------------------------------------      --------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

    TWO GALLERIA TOWER, SUITE 2200
       13455 NOEL ROAD, LB 48
           DALLAS, TEXAS                                   75240
-----------------------------------------      ---------------------------------
 (Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code):  (972) 386-9777
                                                      --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

             COMMON STOCK,
       PAR VALUE $.10 PER SHARE                    AMERICAN STOCK EXCHANGE
-----------------------------------------    -----------------------------------
          Title of each class               Name of exchange on which registered

       Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         YES  X         NO
                                                     ------        ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of such stock on March 24, 1997, was $5,190,248. For the purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officer, directors and beneficial owners are, in fact, affiliates of the registrant. As of March 24, 1997, 5,186,627 shares of Common Stock, $.10 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated part or parts of this report.

     (1) Definitive proxy statement filed pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders to be held on May 20, 1997 -- Part III.

                                    PART I


ITEM 1.  BUSINESS

GENERAL
-------

     Greate Bay Casino Corporation, a Delaware corporation, and its subsidiaries ("GBCC", formerly known as Pratt Hotel Corporation) are engaged primarily in the ownership, operation and management of the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"); the management of a riverboat gaming and entertainment facility located in Aurora, Illinois (the "Aurora Casino") and providing consulting services to a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino"). GBCC has also engaged in the casino gaming business in Puerto Rico and the management of hotels in the United States. GBCC's outstanding common shares are listed and traded on the American Stock Exchange under the symbol GBY. Prior to December 31, 1996, Hollywood Casino Corporation ("HCC", a Delaware corporation) owned approximately 80% of the outstanding common stock of GBCC. HCC distributed such stock to its shareholders; as a result, approximately 38% of GBCC's outstanding stock is owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 53% of HCC. HCC owns the Aurora Casino and the Tunica Casino.

     PPI Corporation ("PPI") is a wholly owned subsidiary of GBCC which owns various entities related to GBCC's Atlantic City gaming operations. Included herein as wholly owned subsidiaries of PPI are: GB Property Funding Corp., the issuer of $185 million of 10 7/8% First Mortgage Notes, due 2004 (the "10 7/8% First Mortgage Notes"), PRT Funding Corp., the issuer of $85 million of 11 5/8% senior notes, due 2004 (the "PRT Funding Notes"); New Jersey Management, Inc. ("NJMI"), which manages the operations of the Sands; Pratt Management, L.P. ("PML"), which manages the operations of the Aurora Casino; Pratt Casino Corporation ("PCC"), which earns consulting fees from the Tunica Casino; and Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands. The Sands is not affiliated with the Sands Hotel and Casino in Las Vegas, Nevada. Subject to regulatory approval and effective as of April 1, 1997, HCC will acquire the general partnership interest in PML from PPI Corporation.

     The principal executive offices of GBCC are located at Two Galleria Tower, Suite 2200, 13455 Noel Road, Dallas, Texas 75240, telephone (972) 386-9777.

THE SANDS
---------

     For a description of the Sands' facilities, please refer to "Item 2. - Properties - The Sands." The Sands has begun a phased introduction of a motion picture theme (the "Hollywood Theme") currently used by the Aurora Casino and the Tunica Casino. The Hollywood Theme incorporates designs inspired by famous movies, displays of motion picture memorabilia and movie themed gaming, entertainment, retail and dining areas. Management believes the timelessness and flexibility of the Hollywood Theme will have particular appeal to Atlantic City casino patrons who tend to visit frequently. Implementation of the Hollywood Theme, which will be accomplished as part of the ongoing capital improvements program, began with the 1995 openings of the "Epic Buffet," a highly themed food and beverage facility, and the Hollywood Casino(R) Studio Store, a highly themed retail store. The conversion is expected to be completed in the near future.

     Business Strategy. The Sands' marketing strategy in the highly competitive
     -----------------
Atlantic City market has consisted of seeking higher-value repeat patrons though its ongoing capital improvements program and its use of sophisticated casino information technology to monitor and control certain casino operations and to target marketing efforts toward frequent visitors. Traditionally, the Sands has been successful in its marketing efforts toward the high end, frequent table game and slot patron through its offering of private, limited-access facilities and related amenities to premium patrons. While the Sands has strived to maintain its position in this segment, the completion of the Sands' expansion in 1994 has allowed the Sands to broaden its appeal to the mass drive-in patron for continued growth in this market segment.

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

     The marketing strategy of the Sands has been to attract higher-value, repeat patrons who return frequently and typically have larger gaming budgets than other patrons who do not gamble regularly. The Sands has implemented this strategy through its focus of capital dollars in its high-end product and conversion to the Hollywood Theme. The Sands' facilities and programs, including the Plaza Club, the Island Club and hotel suites, have been designed to appeal principally to these target patrons.

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

     Competition. The Sands faces intense competition from the 11 other existing
     -----------
Atlantic City casinos. According to reports of the New Jersey Casino Control Commission (the "Casino Commission"), the twelve Atlantic City casinos currently offer over one million square feet of gaming space. Several companies recently announced plans to build and operate additional casino/hotels over the next few years. For example, Mirage Resorts and Circus Circus have jointly submitted a proposal to the city for an approximately $1 billion resort complex consisting of two casinos, two 2,000 room hotels, several theaters and an upscale shopping concourse. The State of New Jersey has committed funding to build a tunnel to access this complex. Also, Sun International recently acquired an existing casino in Atlantic City and has announced plans for a $500 million expansion and renovation including the addition of 1,400 hotel rooms and a 22,000 square foot expansion of gaming space. Also during 1996, Hilton Hotels Corporation ("Hilton") acquired Bally Entertainment Corporation which operated two casino properties in Atlantic City. The acquisition immediately established Hilton as a presence in the Sands' market and, given the strength of the Hilton brand name, has resulted in a new and formidable competitor. Hilton has also announced its intention to launch a tender offer for control of ITT Corporation, owner and operator of Caesars Atlantic City, and is attempting to acquire control of Claridge Hotel and Casino Corp. through the acquisition of a significant portion of its outstanding debt. Other individuals have also submitted applications and have been qualified in New Jersey to hold casino licenses. Legislation enacted during 1996 and 1993 requires the allocation of an aggregate of $175 million of Casino Reinvestment Development Authority ("CRDA") funds and credits to subsidize the construction of new hotel rooms by casinos in Atlantic City. The CRDA is a governmental agency which administers the statutorily mandated investments made by casino licensees. Competitors of the Sands which have the financial resources and that can currently access such funds and are capable of physically expanding their facilities so as to take advantage of such subsidy may benefit disproportionately from such legislation. Plans have been announced by other casino operators to complete in excess of 3,400 rooms within the required subsidy period. The expansion of existing gaming facilities and the addition of new casinos could significantly increase the competitiveness of the Atlantic City market.

     In this highly competitive environment, each property's relative success is affected by a great many factors that relate to its location and facilities. These include availability and number of parking facilities, hotel accommodations, proximity to the Boardwalk, proximity to other casino/hotels, and access to the main expressway entering into Atlantic City. GBHC believes its operating strategy and facilities will enable it to compete against most other Atlantic City casino/hotels, many of which have greater sources of funding for capital improvements and financial resources for marketing and promotional budgets than GBHC.

     Management estimates that a significant amount of the Sands' revenues is derived from patrons living within a 120 mile radius of Atlantic City, New Jersey, particularly from southeastern Pennsylvania, northern New Jersey and metropolitan New York City. Proposals to allow casino gaming in certain areas of Pennsylvania and New York have been defeated within the past two years. If casino gaming were to be legalized in those areas or in other venues that are more convenient to those areas, it could have a material adverse effect on the Sands. Gaming is currently conducted on Indian lands in nearby states, including the Foxwoods and Mohegan Sun Casinos in Connecticut and the Turning Stone Casino in Oneida, New York near Syracuse. In addition, slot machines are now allowed at race tracks in the State of Delaware.

     Industry Developments. A number of significant changes to the regulations
     ---------------------
governing the casino industry have been approved by New Jersey regulators in recent years. Additional deregulation of the industry occurred in 1995 with the enactment of legislation amending the New Jersey Casino Control Act (the "Casino Act"). Among other things, the amendments allow an increase from 50,000 to 60,000 square feet of casino space for the minimum required 500 hotel rooms, eliminate any licensing requirements for certain hotel employees, provide for temporary licensing for all casino employees, increase the maximum renewal period of casino licenses for up to four years, permit the square footage of simulcast space to be considered in determining the permissible density of slot machines, and eliminate business and experience requirements for employee licensing. The legislation also removes the ownership limit of three casino licenses per person.

     Partly as a result of such regulatory changes, the Atlantic City gaming industry has continued to grow. Revenues have increased from $3.4 billion in 1994 to $3.7 billion in 1995 (an increase from the previous year of 9.5%) and to $3.8 billion in 1996 (an increase from the previous year of 1.8%). The 1996 increase resulted primarily from an overall expansion of gaming space to approximately one million square feet at the end of 1996 from approximately 950,000 square feet at the end of 1995, an increase in the number of hotel rooms available in the Atlantic City market and an intense marketing campaign undertaken by the industry during most of 1996.

     Casino/hotel operators have also benefited in recent years from a trend toward increased slot play as slot machines have increasingly become more popular than table games with loyal and frequent patrons, as well as with recreational and other casual visitors. Casino operators have been catering increasingly to slot patrons through new forms of promotions and incentives such as slot machines which are linked between the various casinos to pay out a pooled jackpot and more attractive gaming machines. Slot machines generally produce higher margins and profitability than table games because they require less labor and have lower operating costs. As a result, slot machine revenue growth has significantly outpaced table game revenue growth in recent years to the point where for 1996 slot win accounted for approximately 68.9% of total Atlantic City gaming win. Table games remain important, however, in catering to the higher-end segment of gaming patrons as well as in adding to the gaming ambience and providing a varied gaming experience.

     Casino Credit. Casino operations are conducted on both a credit and a cash
     -------------
basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable under New Jersey law. For the year ended December 31, 1996, gaming credit extended to Sands' customers accounted for approximately 26.1% of overall table game wagering, while table game wagering accounted for approximately 22.8% of overall casino wagering during the period. At December 31, 1996, gaming receivables amounted to $24.4 million before allowances for uncollectible gaming receivables amounting to $15.5 million. Management of the Sands believes that the allowances for uncollectible gaming receivables are adequate.

     License Agreement. GBCC entered into a 99-year license agreement (the
     -----------------
"Sands License Agreement") during 1987 to use the trade name "Sands" in Atlantic City, New Jersey . GBHC pays an annual royalty of 3% of gross room charges, as defined in the Sands License Agreement. Such charges amounted to $283,000 during the year ended December 31, 1996 and $288,000 during each of the years ended December 31, 1995 and 1994.

     Employees and Labor Relations. In Atlantic City, all casino employees,
     -----------------------------
except certain hotel employees, must be licensed under the Casino Act. Due to the seasonality of the operations of the Sands, the number of employees varies during the course of the year. At December 31, 1996, there were approximately 3,200 employees at the Sands. The Sands has collective bargaining agreements with two unions that represent approximately 1,000 hotel employees, substantially all of whom are represented by the Hotel, Restaurant Employees and Bartenders International Union, AFL-CIO, Local 54. The collective bargaining agreements expire in September 1999. Management considers its labor relations to be good.

PRATT MANAGEMENT, L.P.
----------------------

     Pursuant to the Agreement of Limited Partnership, PML makes distributions to PCC as limited partner in an amount equal to 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount with the balance distributed to PPI as general partner. PML's income comes from management fees received from the management of the Aurora Casino pursuant to the Aurora Casino Management Contract. Subject to regulatory approval and effective as of April 1, 1997, HCC will acquire the general partnership interest in PML from PPI.

     The Aurora Management Contract. PML manages the Aurora Casino pursuant to
     ------------------------------
the Aurora Casino Management Contract, which was executed in June 1991 and has an initial term of 99 years. PML acts as the sole and exclusive agent in the supervision, direction and control of the management of the Aurora Casino and any additions or expansions thereof.

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

THE AURORA CASINO
-----------------

     The Aurora Casino commenced operations on June 17, 1993 and is one of only four casinos in Illinois now operating within 50 miles of downtown Chicago. The Aurora Casino currently consists of two multi-level riverboat casinos containing an aggregate of approximately 32,100 square feet of gaming space with approximately 975 slot machines and approximately 56 table games. The Aurora Casino also includes an approximately 64,000 square foot land-based Pavilion through which patrons board the facility's two riverboat casinos via enclosed passenger loading ramps. The highly themed Pavilion features a glass-domed, four-story atrium with two grand staircases, two upscale lounges, two gourmet restaurants, a large buffet and a diner. Patrons of the Aurora Casino are offered valet and self-parking in two multi-level parking garages that accommodate approximately 1,340 cars, as well as other available surface parking.

     Since a majority of the facility's patrons arrive by car, HCC completed construction during 1996 of a new five-story, approximately 500-space parking garage directly across the street from the Pavilion designed to enhance access to the Aurora Casino. The parking garage is connected to the Pavilion through a climate controlled tunnel. The new structure also contains approximately 1,500 square feet of retail space, the "Hollywood Casino(R) Studio Store," a highly themed store selling logo items licensed from motion picture studios as well as first-run movies on videocassette. See "Properties - The Aurora Casino".

     In order to enhance the operating performance of the Aurora Casino, HCC completed a major expansion and renovation of the Aurora facility in 1995. The first phase of this project was completed on May 10, 1995 with the opening of a 10,000 square foot expansion of one of the Aurora Casino's riverboats. Management believes that prior to the expansion, the Aurora Casino's gaming facilities were capacity constrained during peak periods, which limited the property's operating performance. The casino expansion increased the Aurora Casino's gaming space by approximately 45% to the current 32,100 square feet, allowed the facility to offer patrons the maximum number of gaming positions permitted by Illinois gaming regulations in a spacious, highly-themed setting. HCC also completed a renovation of the Aurora Casino's second riverboat casino in September 1995 which included the installation of new interior decor more extensively utilizing the Hollywood Theme and the reconfiguration of gaming areas to provide a more spacious and comfortable setting.

     Business Strategy. The Aurora facility's primary market is the affluent
     -----------------
suburbs north and west of Chicago. Based on a sampling of its patrons, the Company believes that the casino drew approximately 40% of its patrons from such suburbs during 1996. Approximately 7.1 million people live within a 40-mile radius and approximately 11.6 million people live within a 100-mile radius of the Aurora Casino. The facility is easily accessible from major highways, can be reached from downtown Chicago in approximately 50 minutes by trains which average 20 trips a day, and is approximately 30 miles from O'Hare International Airport. The four operating Chicago-area casinos, including the Aurora Casino, have approximately 132,000 square feet of combined gaming space. No additional casinos may be licensed in Illinois without the passage of new state legislation.

     The Aurora Casino's riverboats currently depart from their landings for as many as 18 cruises daily, commencing at various times from 8:30 a.m. until 4:30 a.m. This schedule may be varied, based on experience and seasonal factors. The use of a staggered cruise schedule with two vessels significantly reduces the waiting time until the next gaming session for patrons who miss a cruise departure. Once passengers board, they are permitted to game during the half hour prior to the time the riverboat departs. After the excursion, passengers are permitted to game for another half hour before new passengers board, for a total of two to three hours of gaming per cruise, depending on the cruising schedule. In addition, Illinois regulations permit dockside gaming if the riverboat captain reasonably determines that it is unsafe to cruise due to inclement weather, mechanical or structural problems or river icing. During dockside gaming, the Aurora riverboats operate on their normal schedules and passengers may leave the vessels at any time but may board only during the half hour prior to the regularly scheduled start of the cruise.

     The Aurora Casino employs a marketing strategy designed to take advantage of its proximity to the affluent northern and western suburbs of Chicago and the large population base of the Chicago metropolitan area. Management uses a patron data base developed through ACSC's systems to focus its marketing efforts on patrons who have been identified through the system as having the characteristics of a higher value patron. Given the limited number of gaming positions available on each daily casino excursion, management believes that its process of identifying the premium patron, encouraging participation in its various casino players' card programs and tailoring promotions and special events to cater to this market segment will enhance profitability.

     The Aurora Casino also markets to the "mass" casino patron market segment through various forms of advertising media as well as through group and bus tour packages. Once new patrons are introduced to the Company's gaming facility and its casino players' card programs, management uses its data base capabilities to direct market to these patrons in an attempt to convert them into higher value patrons.

     Management believes that the Aurora Casino's facilities, in particular its highly themed dockside Pavilion and its close proximity to the Paramount Theatre, an 1,800-seat art deco theatre in which the Company features headliner entertainment, are appealing to both the premium and mass casino patron markets. Entertainers who have appeared include Frank Sinatra, Tom Jones, Ann-Margaret, the Temptations, Howie Mandel, Willie Nelson and the Bolshoi Ballet.

     Competition. The gaming industry is highly fragmented and characterized by
     -----------
a high degree of competition among a large number of participants, some of which have greater financial and other resources than HCC. Competitive gaming activities include land-based casinos, dockside casinos, riverboat casinos, video lottery terminals, Indian gaming and other forms of legalized gaming in the United States and other jurisdictions. Casino gaming is currently permitted in a number of states, including Colorado, Illinois, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, Montana, Nevada, New Jersey and South Dakota, and in Windsor, Ontario, Canada, as well as on Native American Indian lands in certain states. Other jurisdictions may legalize gaming in the near future through the introduction of proposals to legalize gaming in their state legislatures. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other persons can be expected to increase competition and could have a material adverse impact on the Aurora Casino.

     The Illinois Riverboat Gambling Act and the rules promulgated by the Illinois Gaming Board thereunder (the "Riverboat Act") authorizes only ten owner's licenses for riverboat gaming operations in Illinois and permits a maximum of 1,200 gaming positions (as defined by the Illinois Gaming Board) at any time for each of the ten licensed sites. All authorized owner's licenses have been granted and no additional licenses or gaming positions can be permitted without further state legislation. Four riverboat sites, including the Aurora Casino, are currently licensed in Illinois within 50 miles of downtown Chicago. Two of these riverboat sites are in Joliet, approximately 42 miles southwest of downtown Chicago, and a third is in Elgin, Illinois, approximately 20 miles from Aurora, 45 miles from downtown Chicago and amid the affluent northern and western suburbs. The Aurora Casino has also experienced increased competition from three riverboat operations opened during 1996 in northwestern Indiana within 25 miles of downtown Chicago. An additional riverboat operation with approximately 50,000 square feet of gaming space is anticipated to open in East Chicago, Indiana in May 1997. Increased competition from casinos in Indiana has resulted in greater competition for patrons from the downtown Chicago market and from the suburban Chicago market. The next closest operating casinos are in Milwaukee, Wisconsin, approximately 90 miles from downtown Chicago, and in Peoria, and Rock Island, Illinois, approximately 160 miles from downtown Chicago. Management understands that legislation may be introduced in the Illinois legislature to authorize one or more land-based and/or riverboat casinos in downtown Chicago and/or the granting of additional casino licenses elsewhere in Illinois including within the Company's principal market. In addition, the authorization for up to three casinos in Detroit, Michigan was approved in late 1996. Several major competitors have expressed an interest in the Detroit market; however, the establishment of a regulatory system and subsequent licensing have yet to be accomplished. Accordingly, it is not anticipated that any casino will be operational until late 1997 or 1998. Native American Indian tribes are seeking to open casino facilities in northwestern Indiana and Michigan under the Indian Gaming Regulatory Act. The opening of additional casinos proximate to Chicago could have a material adverse impact on the Aurora Casino.

     Casino Credit. Casino operations are conducted on both a credit and a cash
     -------------
basis. Gaming debts arising in Aurora in accordance with applicable regulations are enforceable under Illinois law. For the year ended December 31, 1996, gaming credit extended to customers accounted for approximately 13.9% of overall table game wagering, while table game wagering accounted for approximately 13.8% of overall casino wagering during the period. At December 31, 1996, gaming receivables amounted to $2.1 million before allowances for uncollectible gaming receivables which amounted to $690,000. Management of the Aurora Casino believes that the allowances for uncollectible gaming receivables are adequate.

     Employees and Labor Relations. In Aurora, all casino employees must be
     -----------------------------
licensed by the Illinois Gaming Board. At December 31, 1996 there were approximately 1,650 employees at the Aurora Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

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

     Casino Licenses. The Casino Act requires that all casino operations be
     ---------------
licensed by the Casino Commission and that all employees (except for certain non-casino job positions), major shareholders and other persons or entities financially interested in the casino operation be either licensed or approved by the Casino Commission. A license is not transferable and may be revoked or suspended under certain circumstances by the Casino Commission. A plenary license authorizes the operation of a casino with the games authorized in an operation certificate issued by the Casino Commission, and the operation certificate may be issued only on a finding that the casino conforms to the requirements of the Casino Act and applicable regulations and that the casino is prepared to entertain the public. Under such determination, GBHC and NJMI have been issued plenary casino licenses, and GBCC has been approved as a holding company of a casino licensee.

     The plenary licenses issued to GBHC and NJMI to own and operate the Sands were renewed by the Casino Commission in September 1996 and extended through September 30, 2000, subject to review of the Sands' financial stability during 1997. Terms of the current license require GBHC to comply with periodic financial reporting requirements and to obtain prior Casino Commission approval of certain cash transactions with affiliates.

     The Casino Act provides for a casino license fee of not less than $200,000 based upon the cost of the investigation and consideration of the license application, and a renewal fee of not less than $100,000 or $200,000 for a one year or four year renewal, respectively, based upon the cost of maintaining control and regulatory activities. In addition, a licensee must pay annual taxes of 8% of casino win (as defined in the Casino Act), net of a provision for uncollectible accounts of up to 4% of casino win. During the years ended December 31, 1996, 1995 and 1994, the taxes assessed by, and the license and other fees paid by the Sands to the Casino Commission amounted to $23.5 million, $25 million and $24.5 million, respectively.

     The Casino Act also requires a casino licensee to make certain approved investments (including CRDA bonds) in New Jersey of at least 1.25% of its gross casino revenues (as defined in the Casino Act) or pay an investment alternative tax of 2.5% of its gross casino revenues.

     GBHC has, from time to time, contributed certain amounts held in escrow to the CRDA. In return, the CRDA granted GBHC waivers of certain of its investment obligations in future periods. GBHC made such contributions during the years ended December 31, 1996, 1995 and 1994 totaling $1.5 million, $250,000 and $2.5 million, respectively, resulting in waivers granted by the CRDA during 1995 totaling $128,000. No such waivers were granted during 1996 and 1994; however, the contributions have been designated for projects expected to benefit the community and the Sands facility.

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

     Note holders are also subject to the qualification provisions of the Casino Act and may, in the sole discretion of the Casino Commission, be required to make filings, submit to regulatory proceedings and qualify under the Casino Act. If an investor is an "Institutional Investor" such as a retirement fund for governmental employees, a registered investment company or adviser, a collective investment trust, or an insurance company, then, in the absence of a prima facie showing to the New Jersey Division of Gaming Enforcement that the "Institutional Investor" may be found unqualified, the Casino Commission shall grant a waiver of this qualification requirement with respect to publicly traded debt or equity securities if the investor will own (i) less than 10% of the common stock of the company in question on a fully diluted basis, (ii) less than 20% of such company's indebtedness or (iii) less than 50% of an outstanding issue of indebtedness of such company; the Casino Commission, upon a showing of good cause, may, in its sole discretion, grant a waiver of qualification to an "Institutional Investor" not satisfying the above criteria. An Institutional Investor must also purchase securities for investment and have no intent to influence the management or operations of such company. The Casino Commission may, in its sole discretion, grant a waiver of the qualification requirement to investors not qualifying as "Institutional Investors" under the Casino Act if such investor will own less than 5% of the publicly traded common stock of such company on a fully diluted basis or less than 15% of the publicly traded outstanding indebtedness of such company.

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

     Supplier's License. PML is required to maintain a supplier's license with
     ------------------
respect to the management services it provides to the Aurora Casino. PML's supplier's license expired in December 1996 and was renewed by the Illinois Gaming Board through December 1997. A supplier's license is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Gaming Board that the licensee continues to meet all of the requirements of the Riverboat Act. The Illinois Gaming Board also requires that officers, directors and employees of suppliers be licensed. Licenses issued by the Illinois Gaming Board may not be transferred to another person or entity. All licenses must maintain their suitability for licensure and have a continuing duty to disclose any material changes in information provided to the Illinois Gaming Board.

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

     If a riverboat captain reasonably determines for reasons of safety that although seaworthy, the riverboat should not leave the dock or should return immediately thereto, due to inclement weather, river icing, or mechanical or structural difficulties, a gaming excursion may commence or continue while the gangplank or its equivalent is raised and remains raised, in which event the riverboat is not considered docked. Recently, the Illinois Gaming Board amended its rules to clarify the circumstances under which dockside gaming will be permitted and to require the imposition of a fine for violations of the cruising requirements.

     A $2 per person admission tax is imposed on the owner of a riverboat operation. Such admission tax for the Aurora Casino amounted to $6.4 million, $5.4 million and $4.7 million , respectively, during 1996, 1995 and 1994. Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the Riverboat Act, of a riverboat operation at the rate of 20%. Such wagering taxes amounted to $31.3 million, $29.3 million and $27.9 million, respectively, for the years ended December 31, 1996, 1995 and 1994. The licensee is required to wire transfer all such gaming tax payments to the Illinois Gaming Board.

     The Illinois Gaming Board is authorized to conduct investigations into the conduct of gaming and into alleged violations of the Riverboat Act and to take such disciplinary and enforcement action as it may deem necessary and proper. Employees and agents of the Illinois Gaming Board have access to and may inspect any facilities relating to the riverboat gaming operations at all times .

     Any riverboat operation not conducted in compliance with the Riverboat Act may constitute an illegal gaming place and consequently may be subject to criminal penalties, which penalties include possible seizure, confiscation and destruction of illegal gaming devices and seizure and sale of riverboats and dock facilities to pay any unsatisfied judgment that may be recovered and any unsatisfied fine that may be levied. The Riverboat Act also provides for civil penalties equal to the amount of gross receipts derived from wagering on the gaming, whether unauthorized or authorized, conducted on the day of any violation.

     The Illinois Gaming Board may waive any licensing requirement or procedure provided by rule if it determines that such waiver is in the best interests of the public and the gaming industry.

     OTHER OPERATIONS
     ----------------

     During 1996 and early 1997, GBCC disposed of its remaining non-casino hotel operations. GBCC managed and had an ownership interest (but no obligation to fund future losses) in the hotel operations of the Sands Hotel and Casino in San Juan, Puerto Rico. GBCC also managed two non-casino hotels and had an ownership interest in one of the hotels. For the year ended December 31, 1996, earnings before interest, taxes, depreciation and amortization attributable to such operations amounted to $1.2 million. As of December 31, 1996, all of GBCC's non-casino hotel related indebtedness was extinguished.

ITEM 2.  PROPERTIES

THE SANDS
---------

     The Sands is located in Atlantic City, New Jersey on approximately 4.8 acres of land one-half block from the boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands facility currently consists of a casino and simulcasting facility with approximately 76,000 square feet of gaming space containing approximately 2,000 slot machines and approximately 125 table games; a hotel with 532 rooms (including 58 suites); six restaurants; a cocktail lounge; two private lounges for invited guests (the Plaza Club and the Island Club); an 800-seat cabaret theater; retail space; an adjacent nine-story executive office building with 77,000 square feet of office space for its executive, financial and administrative personnel; the "People Mover", an elevated, enclosed, one-way moving sidewalk connecting the Sands to the Boardwalk; and parking for approximately 1,900 vehicles. In addition, a warehouse near Atlantic City and a building located in Atlantic City that houses a print shop and auto shop support the operations of the Sands.

     On February 17, 1994, GB Property Funding issued the 10 7/8% First Mortgage Notes collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2.5 million will become due on each interest payment date with the balance due at maturity. The 10 7/8% First Mortgage Notes are redeemable at the option of the issuer, in whole or in part, on or after January 15, 1999 at stated redemption prices ranging up to 104.08% of par plus accrued interest.

     The indenture to the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of GBCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture provides for the maintenance of certain cash balances and requires minimum expenditures, as defined in the indenture, for property and fixture renewals, replacements and betterments at the Sands.

     On February 17, 1994, PRT Funding issued the PRT Funding Notes. Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with the indenture to the 10 7/8% First Mortgage Notes described above.

THE AURORA CASINO
-----------------

     Although it has no ownership interest in the Aurora Casino, GBCC, through its subsidiaries, manages the facility under the Aurora Casino Management Contract. For a description of the facility, see "Business - The Aurora Casino" above.

OTHER OPERATIONS
----------------

     Prior to sale of the property in November 1996, GBCC had a 50% partnership interest with an unrelated third party in the Sheraton Plaza, a 496-room hotel located in Orlando, Florida. GBCC agreed to contribute up to $3.9 million as an additional investment in the Sheraton Plaza hotel partnership to refurbish the hotel facility. GBCC contributed $2.5 million toward such commitment through 1996. Such contributions are in recognition of GBCC's partner having agreed to make $5 million in principal reductions on the underlying mortgage note on the facility of which $4 million were made through 1996. GBCC was required to pay approximately $2.9 million to retire its share of the underlying indebtedness on the property in connection with the sale.

     Prior to sale of the property in September 1996, GBCC operated the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which was owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. During 1996 or 1995, GBCC made capital expenditures under the hotel operating agreement totaling approximately $2.6 million toward property improvements. GBCC was also obligated by the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, GBCC utilized funds borrowed from HCC to purchase such underlying indebtedness with a principal balance of $13.8 million from third parties at a cost of $6.8 million and subject to third party indebtedness amounting to $2.7 million. The required minimum rental payments (net of debt service receipts since the February 1994 note acquisition date) amounted to $397,000, $530,000 and $678,000, respectively, during the years ended December 31, 1996, 1995 and 1994 . GBCC recorded the note receivable from Metroplex, which accrued interest at the rate of 9 1/2% per annum, at acquisition cost. Upon the sale of the hotel by Metroplex, GBCC received proceeds sufficient to repay the third party indebtedness of $1.9 million, recover its $6.8 million acquisition cost of the underlying indebtedness, recover $2.6 million of its total investment in property improvements and receive additional cash of approximately $770,000.

     GBCC also had a 46% interest in Southmark San Juan, Inc. ("Southmark San Juan"), a subsidiary of Southmark Corporation ("Southmark") which owned the 420-room Sands Hotel and Casino located in San Juan, Puerto Rico (the "Sands San Juan") prior to its sale in February 1997. GBCC operated this facility under a management agreement with Southmark San Juan and earned management fees of $504,000, $513,000 and $488,000 during the years ended December 31, 1996, 1995 and 1994, respectively. GBCC received a termination fee of approximately $1.5 million in connection with the sale and has agreed to continue to provide management services on a month to month basis through October 1997 subject to cancellation by the new owners. GBCC had not recognized losses incurred by Southmark San Juan since 1990 as its investment was eliminated through the recognition of prior years' losses.

ITEM 3.  LEGAL PROCEEDINGS

     PLANET HOLLYWOOD LITIGATION
     ---------------------------

     Planet Hollywood International, inc., a Delaware corporation, and Planet Hollywood (Region IV), Inc., a Minnesota corporation (collectively, "PHII"), filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division on July 29, 1996 against HCC, Hollywood Casino - Aurora, Inc. ("HCA"), the wholly owned subsidiary of HCC which owns and operates the Aurora Casino, and a member of the Pratt Family (collectively, the "Original Hollywood Defendants"). The Original Hollywood Defendants filed with the Court on September 18, 1996 an answer to PHII's lawsuit, along with numerous counterclaims against PHII, Robert Earl and Keith Barish (collectively, the "PHII Defendants"). PHII filed with the Court on January 21, 1997, an amendment to their complaint which, among other things, added HWCC-Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino (together with the Original Hollywood Defendants, the "Hollywood Defendants"), and GBCC as defendants. The Original Hollywood Defendants filed with the Court on February 4, 1997, and GBCC and HCT filed with the Court on February 20, 1997, answers and counterclaims to such amended complaint.

     In its lawsuit, PHII alleges, among other things, that the Hollywood Defendants and GBCC have, in opening and operating the Hollywood Casino concept, infringed on PHII's trademark, service mark and trade dress and have engaged in unfair competition and deceptive trade practices. In their counterclaims, the Hollywood Defendants and GBCC allege, among other things, that the PHII Defendants have, through their planned use of their mark in connection with casino services, infringed on certain of HCC's service marks and trade dress and have engaged in unfair competition.

     Given the uncertainties inherent in litigation, no assurance can be given that the Hollywood Defendants and GBCC will prevail in this litigation; however, the Hollywood Defendants and GBCC believe that PHII's claims are without merit and intend to defend their position and pursue their counterclaims vigorously. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

OTHER LITIGATION
----------------

     GBCC and its subsidiaries are also parties in various other legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact on the consolidated financial position or results of operations of GBCC and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     GBCC's common stock is traded on the American Stock Exchange under the symbol GBCC. The prices set forth in the following table represent actual transactions.

                Period                        High          Low
                ------                        -----        -----

                1996
                  First Quarter             $  2.69      $  1.94
                  Second Quarter               9.63         2.88
                  Third Quarter                8.94         3.25
                  Fourth Quarter               6.38         1.56

                 1995
                  First Quarter             $  5.33      $  3.63
                  Second Quarter               4.63         3.88
                  Third Quarter                4.94         3.81
                  Fourth Quarter               5.13         2.13

     At March 24, 1997, there were approximately 3,550 holders of record of GBCC's common stock.

     No dividends have been paid on GBCC's common stock in the past and GBCC has no plans to pay dividends in the foreseeable future. See Note 4 of "Notes to Consolidated Financial Statements" for a description of certain agreements that impose certain restrictions upon the ability of certain subsidiaries to transfer funds to GBCC.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables present selected financial data for GBCC and are qualified in their entirety by the consolidated financial statements, including the notes thereto, appearing elsewhere herein. The data as of December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994, have been derived from the audited consolidated financial statements of GBCC contained elsewhere in Item 8.

STATEMENT OF OPERATIONS DATA:                                         YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------------
                                                      1996         1995         1994         1993        1992
                                                   ----------   ----------   ----------   ----------   ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues.....................................  $  283,640   $  304,337   $  295,917   $  277,338   $  275,584
                                                   ----------   ----------   ----------   ----------   ----------
Expenses:
 Departmental....................................     240,021      229,666      220,752      207,391      209,167
 General and administrative......................      19,363       21,983       22,916       21,810       30,297
 Depreciation and amortization...................      19,868       20,553       19,547       20,837       19,437
                                                   ----------   ----------   ----------   ----------   ----------
  Total expenses.................................     279,252      272,202      263,215      250,038      258,901
                                                   ----------   ----------   ----------   ----------   ----------
Income from operations...........................       4,388       32,135       32,702       27,300       16,683
                                                   ----------   ----------   ----------   ----------   ----------
Nonoperating income (expenses):
 Interest income.................................       1,852        2,397        3,101        1,450        2,814
 Interest expense................................     (39,851)     (38,975)     (39,292)     (39,304)     (38,159)
 Write-off deferred pre-acquisition costs........           -            -            -            -      (13,086)
 (Loss) gain on disposal of assets...............      (1,795)          56           73            -            -
                                                   ----------   ----------   ----------   ----------   ----------
  Total nonoperating expenses, net...............     (39,794)     (36,522)     (36,118)     (37,854)     (48,431)
                                                   ----------   ----------   ----------   ----------   ----------
Loss before income taxes and extraordinary item..     (35,406)      (4,387)      (3,416)     (10,554)     (31,748)
Income tax (provision) benefit...................        (160)         100       (1,080)        (754)        (642)
                                                   ----------   ----------   ----------   ----------   ----------
Loss before extraordinary item...................     (35,566)      (4,287)      (4,496)     (11,308)     (32,390)
Extraordinary item:
 Early extinguishment of debt, net of related
  tax benefit....................................           -            -            -      (14,814)           -
                                                   ----------   ----------   ----------   ----------   ----------
  Net loss.......................................  $  (35,566)  $   (4,287)  $   (4,496)  $  (26,122)  $  (32,390)
                                                   ==========   ==========   ==========   ==========   ==========

Per common share(1):
 Loss before extraordinary item..................  $    (6.86)  $     (.83)  $     (.87)  $    (2.19)  $    (6.38)
 Extraordinary item..............................           -            -            -        (2.87)           -
                                                   ----------   ----------   ----------   ----------   ----------
  Net loss.......................................  $    (6.86)  $     (.83)  $     (.87)  $    (5.06)  $    (6.38
                                                   ==========   ==========   ==========   ==========   ==========

BALANCE SHEET DATA:                                                          DEECEMBER 31,
                                                   --------------------------------------------------------------
                                                      1996         1995         1994         1993        1992
                                                   ----------   ----------   ----------   ----------   ----------
                                                                            (IN THOUSANDS)

Total assets.....................................  $  221,345   $  250,116   $  249,673   $  223,898   $  222,061
Total debt.......................................  $  326,024   $  329,123   $  328,400   $  288,122   $  285,199
Shareholders' deficit............................  $ (159,207)  $ (138,415)  $ (134,073)  $ (137,835)  $ (111,796)

________________________

(1) Fully diluted per share data are not presented for any year because the inclusion of such securities would be antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition and prospects of GBCC. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations applicable to the gaming industry in general or GBCC in particular, and other risks indicated in GBCC's filing with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Annual Report on Form 10-K, the words "believes", "estimates", "anticipates" and similar expressions as they relate to GBCC or its management are intended to identify forward-looking statements.

     GENERAL

     GBCC's consolidated net revenues declined to $283.6 million during 1996 from $304.3 million for 1995 which, combined with higher operating costs at the Sands, resulted in a decline in income from operations to $4.4 million in 1996 from $32.1 million in 1995. Operating results have been adversely affected in 1996 by the advent of unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share and to a lesser degree by severe winter snowstorms in January and February. These factors, as well as declines in both the table games and slot machine hold percentages, resulted in a decline in net revenues at the Sands of 6.8% (to $264.8 million in 1996 from $284 million in 1995). In addition, marketing and advertising costs increased by $10.9 million (17.3%) during 1996 compared to 1995 in response to competitive pressures.

     GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                             YEAR ENDED DECEMBER 31,
                                      -------------------------------------
                                         1996         1995         1994
                                      -----------  -----------  -----------
                                       (IN THOUSANDS, EXCEPT PERCENTAGES)

REVENUES:
 Table games                          $   79,127   $   95,835   $   96,485
 Slot machines                           159,972      163,821      155,381
 Other (1)                                 3,790        4,392        4,341
                                      ----------   ----------   ----------

  Total                               $  242,889   $  264,048   $  256,207
                                      ==========   ==========   ==========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)                          $  576,577   $  606,283   $  605,854
                                      ==========   ==========   ==========

 Hold Percentages: (3)
  Sands                                    13.7%        15.8%        15.9%
  Atlantic City Casino
   Gaming Industry                         15.5%        15.9%        15.8%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)                        $1,954,612   $1,892,159   $1,760,279
                                      ==========   ==========   ==========

 Hold Percentage:(3)
  Sands (4)                                 8.2%         8.7%         8.8%

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

(4) The Sands' hold percentage with respect to slot machines is reflected on an accrual basis. Comparable data for the Atlantic City gaming industry is not available. The 1994 hold percentage calculations for the Sands have been adjusted to exclude the recognition of approximately $1 million, in slot machine revenues resulting from the reversal of certain progressive jackpot liabilities (see "Revenues" below).

     Table games drop at the Sands declined $29.7 million (4.9%) during 1996 compared with 1995 and did not change significantly during 1995 compared with 1994. The Sands' 1996 decrease in table drop compares with an increase of 5% in table drop for all other Atlantic City casinos during the same period. As a result, the Sands' 1996 table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) declined to 7.7% from 8.5% during 1995. Table game drop throughout 1996 was adversely impacted by the increase in competitive pressures in the rated table market segment, of which a significant portion was in the "high end" and midmarket segments. The second half of 1996 also saw a decline in the unrated table market segment as expansions at competing properties, construction on roadways into the city and other factors all served to reduce unrated table play at the Sands. The Sands' slight decrease in drop during 1995 compares with an increase of 4.7% in table drop for all other Atlantic City casinos during the same period. As a result, the Sands' table game market share decreased to 8.5% during 1995 from 8.8% in 1994. The Sands' table game drop decrease was again largely attributable to competitive pressures in the rated table market segment; however, such decreases were partially offset by increases in the unrated table segment. As a result of the Grand Opening on July 1, 1994, the number of table games, excluding poker, increased significantly and table games were made more accessible to casino patrons boosting table drop during the second half of 1994. However, a number of factors adversely affected the 1994 first six months' table games performance including: (i) the relocation of many blackjack tables to a less accessible temporary gaming space during construction and the periodic closing of selected tables on the main casino floor as construction neared completion; (ii) the severe winter weather during the first quarter, particularly on weekend periods which generally affect the Sands to a greater degree than its competitors since the Sands caters to premium table players who concentrate their visits over weekend periods; (iii) the overall trend in the Atlantic City marketplace towards slot machine play and (iv) competitive pressures, particularly in the high-end table patron segment.

     Slot machine handle increased $62.5 million (3.3%) and $131.9 million (7.5%) for the years ended December 31, 1996 and 1995, respectively, compared with the previous years. The Sands' slot machine handle increases compare with 4.9% and 15.7% increases, respectively, in slot machine handle for all other Atlantic City casinos during the same periods. As a result, the Sands' market share decreased to 6.1% in 1996 from 6.2% during 1995 and 6.7% during 1994. The increases in slot machine handle are largely attributable to increases in marketing programs, such as coin incentive and direct marketing programs, which resulted in significant increases in the number of bus patrons for 1996 compared to 1995. The Sands' average number of slot machines increased by less than 1% during 1996 compared to an increase of 11.3% for all other Atlantic City casinos. The greater percentage increase in the number of slot machines for other Atlantic City casinos reflects, in part, expansions of certain facilities during 1996 which resulted in an overall increase of approximately 121,000 square feet of casino space and further contributed to the Sands' decline in market share. Although the Sands' increase in the average number of slot machines during 1995 was comparable to the overall Atlantic City industry increase, the Sands' increase in slot machine handle lagged the 15.7% increase in handle for all other Atlantic City casinos. During the second quarter of 1995, the Sands discontinued certain marketing programs and promotions (particularly slot promotions which included cash giveaways) which management deemed to be only marginally profitable. This strategy worked well during the 1995 second quarter; however, entering the peak summer season, many of the Sands' competitors increased such spending programs and the Sands lost market share in the highly profitable mass market segment.

     REVENUES

     Casino revenues at the Sands decreased by $21.2 million (8%) during 1996 compared with 1995. Most of the decline in casino revenues is attributable to table games which were impacted by both a decline in gross wagering as discussed previously and by a significant and unusual decrease in table games hold percentage at the Sands to 13.7% during 1996 compared to 15.8% during 1995. The 3.3% increase in slot machine wagering at the Sands during 1996 compared to 1995 was more than offset by a decline in the slot machine hold percentage to 8.2% from 8.7%.

     During 1995, casino revenues at the Sands increased by $7.8 million (3.1%) compared with 1994. Casino revenues during the second quarter of 1994 included the recognition of approximately $1 million resulting from the reversal of certain progressive jackpot liabilities; the exclusion of such amount from

1994 revenues results in a 1995 increase in casino revenues of 3.5%. Casino revenues were also negatively impacted by decreases in both the table games and slot machine hold percentages at the Sands during 1995 compared to 1994.

     Rooms revenues decreased $1.3 million (8.5%) during 1996 compared with 1995, but did not change significantly during 1995 compared with 1994. The 1996 decrease reflects the sale in September 1996 of a hotel property operated by GBCC under a joint operating agreement. Room revenues for such property were $1.4 million during the fourth quarter of 1995. Food and beverage revenues increased by $1 million (2.9%) and by $3.3 million (10.6%), respectively, during 1996 and 1995 compared with the prior years. These increases were primarily the result of the opening of the Epic Buffet during the third quarter of 1995, partially offset in 1996 by the aforementioned sale of a hotel property. Other revenues increased $1.6 million (8.8%) during 1996 compared to 1995 primarily due to increases in theater entertainment revenue at the Sands. Other revenues decreased $1.1 million (5.8%) during 1995 compared to 1994 primarily due to decreased revenues from GBCC's computer services subsidiary.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 56.1% in 1996 from 57.6% in 1995 and 56.9% in 1994. The 1996 decrease is primarily attributable to increases in other types of marketing programs in lieu of promotional allowances. The 1995 increase is primarily attributable to promotional activity associated with the 1995 opening of the Epic Buffet.

     DEPARTMENTAL EXPENSES

     Casino expenses at the Sands increased $9.7 million (4.6%) during 1996 and $11 million (5.6%) during 1995 compared with the prior years. The 1996 increase is primarily due to the expansion of various marketing programs in response to competitive pressures. During much of 1996, an unprecedented and highly aggressive industry wide attempt to increase market share resulted in significantly higher costs with respect to coin incentive packages offered to bus patrons. The additional costs of such programs result in greater allocation of rooms, food and beverage and other expenses to casino expense. The 1995 increase results from higher operating costs during the first half of 1995 due to increased casino patronage at the expanded Sands facility. The increased costs were most apparent during the first quarter of 1995, which saw a $7.4 million increase (17.1%) compared to the first quarter of 1994. Higher operating costs were substantially offset during the remainder of 1995 by decreases in marketing programs as previously discussed and by other cost containment measures implemented by management.

     Rooms expense decreased $529,000 (10.6%) during 1996 compared to 1995, but did not change significantly during 1995 compared with the prior year. The 1996 decrease reflects the sale of a hotel property in September 1996 and is comparable to the decline in associated rooms revenues.

     Food and beverage expense did not change significantly during 1996 compared with 1995 or during 1995 compared with 1994. Increased costs associated with the 1995 third quarter opening of the Epic Buffet were offset by increases in food and beverage complimentaries allocated to the casino department.

     Other expenses increased $808,000 (21.6%) during 1996 compared with 1995 as increases in theater entertainment costs at the Sands were partially offset by increased allocations to the casino department. Other expenses decreased $1.5 million (29.3%) during 1995 compared with 1994 primarily due to reductions in entertainment costs associated with headliner entertainment at the Sands.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased $2.6 million (11.9%) during 1996 as compared to 1995. This decrease is primarily due to decreases in equipment rental at the Sands and, to a lesser extent, reductions in payroll costs associated with NJMI's management of the Sands. In addition, cost containment measures implemented by management contributed to a reduction in administrative costs at the Sands during the second half of 1996. General and administrative expenses decreased by $933,000 (4.1%) during 1995 compared with 1994 primarily due to reductions in legal and professional fees.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense did not change significantly in 1996 as compared to 1995 and increased $1 million (5.1%) during 1995 compared to 1994. Increases in depreciation during 1995 and the second half of 1994 attributable to the expansion of gaming space at the Sands were partially offset by reduced amortization of investment credits on obligatory investments.

     INTEREST

     Interest income decreased $545,000 (22.7%) during 1996 compared to 1995 and $704,000 (22.7%) during 1995 compared to 1994. The 1996 decrease is attributable to a decline in the amount of cash available for temporary cash investments. The 1995 decrease results from comparison to an unusually high level of interest income in 1994. Interest expense did not change significantly during either 1996 or 1995 from prior years.

     LOSS (GAIN) ON DISPOSAL OF ASSETS

     GBCC experienced a loss on disposal of assets amounting to $1.8 million during 1996 resulting from the write off of deferred option costs with respect to the planned purchase of a site for future expansion.

     INCOME TAX BENEFIT (PROVISION)

     GBCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $77 million, of which approximately $60 million do not begin to expire until the year 2003. Additionally, GBCC and its subsidiaries have various tax credits available totaling approximately $3.2 million, many of which expire by the year 2007. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that utilization of such NOL's is more likely than not, a valuation allowance should be recorded. Due to losses sustained for both financial and tax reporting by GBCC and its subsidiaries through 1996, management was unable to determine that realization of that asset was more likely than not and, thus, provided valuation allowances for the entire deferred tax asset for all periods presented.

     INFLATION

     Management believes that in the near term, modest inflation, together with increasing competition within the gaming industry for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

     SEASONALITY

     Historically, the Sands' operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of GBCC's operations for the first and fourth quarters are traditionally less profitable than the other quarters of the fiscal year. Furthermore, the Aurora Casino has also experienced seasonality, but to a lesser degree than the Sands, and, as a result, the management fees earned have fluctuated with such seasonality. In addition, the Sands' and the Aurora Casino's operations may fluctuate significantly due to a number of factors, including chance. Such seasonality and fluctuations may materially affect GBCC's casino revenues and profitability.


LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES

     GBCC's principal assets and sources of revenues are the Sands and management and consulting contracts with the Aurora Casino and the Tunica Casino. A GBCC subsidiary receives a base management fee equal to 5% of operating revenues (as defined in the management agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the management agreement) from the operation of the Aurora Casino. Management fees received during 1996 amounted to $9.4 million. During 1994, a subsidiary of GBCC entered into a consulting agreement with HCT with respect to the Tunica Casino which provides for the payment of $1.2 million annually by the Tunica Casino to the subsidiary for consulting services and for reimbursement of direct costs and expenses incurred.

     Prior to 1996, the Sands' earnings before depreciation, interest, amortization, taxes and intercompany management fees were sufficient to meet its debt service obligations (other than certain maturities of principal that have been refinanced) and to fund a substantial portion of its capital expenditures. Historically, the Sands has also utilized short-term borrowings to fund seasonal cash needs and for certain capital projects.

     During 1996, GBCC's net cash used in operating activities (after net interest expense and income taxes) amounted to $3 million as compared with cash provided by operating activities of $29.2 million during 1995. The change in net cash from operating activities compared to 1995 resulted primarily from a substantial decline in operating cash flow generated by the Sands. The Sands sustained an operating cash flow deficit of $6.1 million for 1996 compared to net cash generated from operations of $20.7 million during 1995, resulting in an aggregate decline in operating cash flow of $26.8 million and a decline in working capital of $28.2 million compared to December 31, 1995. GBCC utilized existing cash together with proceeds from the repayment of an outstanding note receivable, borrowings on GBHC's short-term credit facility and net borrowings from HCC during 1996 to meet its operating needs, to fund capital additions ($8.1 million), to retire its share of the underlying indebtedness of an unconsolidated partnership in connection with the sale of a Florida hotel property ($2.9 million) and to make obligatory investments at the Sands ($3.1 million).

     In prior years, GBCC's hotel operations required substantial infusions of operating funds; however, the disposition of its hotel properties has eliminated the cash required to fund hotel operations (see "Capital Expenditures and Other Investments" below).

     FINANCING ACTIVITIES

     During February 1994, GBCC completed the refinancing of virtually all of its casino-related outstanding debt. The refinancing was completed through a public offering of $270 million of debt securities consisting of $185 million of 10 7/8% First Mortgage Notes due January 15, 2004 and $85 million of 11 5/8% PRT Funding Notes due April 15, 2004. Proceeds from the debt offerings were used, in part, to refinance outstanding mortgage notes on the Sands and other indebtedness scheduled to mature in 1994, to repay $58.4 million of other publicly held indebtedness and to provide partial funding for an expansion of gaming space at the Sands. During 1996, GBCC repaid long-term indebtedness of $2.4 million. Commencing in July 1997, semiannual principal payments of $2.5 million will become due with respect to the 10 7/8% First Mortgage Notes. Total scheduled maturities of long-term debt during 1997 are $3.1 million.

     In connection with the refinancing discussed in the previous paragraph, HCC loaned $15 million on a junior subordinated basis to GBCC at 14 5/8% interest (the "Junior Subordinated Notes"); payment of principle and interest on this loan is subject to certain subsidiaries of GBCC meeting certain financial coverage and other payment restriction tests. As of December 31, 1996, HCC had assigned the entire principal amount of the Junior Subordinated Notes together with accrued interest thereon to GBCC in consideration for tax net operating losses of GBCC utilized by HCC in 1994 ($6.3 million principal and $1.9 million interest) and as a capital contribution in connection with the distribution of GBCC stock to HCC's shareholders ($8.7 million principal and $1.8 million interest).

     Also in connection with the refinancing, GBCC issued $40.5 million discounted principal amount of deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38.8 million principal amount of 15 1/2% notes issued by another GBCC subsidiary and held by HCC. Subject to regulatory approval and effective as of April 1, 1997, HCC will acquire from a GBCC subsidiary the general partnership interest in the limited partnership which holds the Aurora Management contract. The acquisition price for the general partnership interest will include a note in the amount of $3.8 million and the assignment of $7.6 million of PPI Funding Notes to the GBCC subsidiary. Annual principal and interest payments by HCC on the $3.8 million note will approximate the general partner's share of annual partnership distributions which will now be made to HCC. With respect to the $7.6 million of PPI Funding Notes to be received, GBCC will reduce both the amount of its future debt obligation to HCC and its annual non-cash interest expense.

     As of April 30, 1996, GBHC extended $2 million of its bank line of credit until April 30, 1997. As of December 31, 1996, $2 million was outstanding under the line of credit; the outstanding balance was repaid in January 1997 and the line of credit was cancelled.

     During the third quarter of 1996, GBCC borrowed $6.5 million from HCC which accrues interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. GBCC loaned such funds to GBHC on similar terms. Also during the third quarter of 1996, GBCC repaid $4.8 million it previously borrowed from HCC with respect to the purchase of the underlying indebtedness of a non-casino hotel property it operated (see below).

     CAPITAL EXPENDITURES AND OTHER INVESTMENTS

     Property and equipment additions during 1996 totaled $8.1 million, of which capital expenditures at the Sands amounted to approximately $5.5 million. Expenditures by GBCC during 1996 of approximately $2.6 million for property improvements at a non-casino hotel property it operated under an agreement with Metroplex Hotel Limited (see Note 7 of Notes to Consolidated Financial Statements) were repaid in September 1996 upon the sale of the hotel. Management anticipates capital expenditures during 1997 will be approximately $4.6 million at the Sands. Projects currently planned during 1997 include additional upgrades and improvements to rooms at the Sands, including its higher-end suite product, and other departmental expenditures.

     The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for 1996 totaled $3.1 million and are anticipated to be approximately $3.1 million during 1997 as well.

     GBCC agreed to contribute up to $3.9 million (approximately $2.5 million of which was paid) as an additional investment in an unconsolidated hotel partnership to refurbish the hotel facility in Orlando, Florida. No such contributions were required during 1996. Such contributions were in recognition of GBCC's partner having agreed to make $5 million in principal reductions on the underlying mortgage note on the facility of which $4 million was made. During November 1996, the Partnership sold the hotel facility; GBCC was required to pay approximately $2.9 million to retire its share of the underlying indebtedness of the property.

     Also during the fourth quarter of 1996, another unconsolidated partnership in which a GBCC subsidiary holds a 46% interest entered into a contract for the sale of a casino/hotel in San Juan, Puerto Rico owned by the partnership and managed by the GBCC subsidiary. The sale was completed in February 1997; the GBCC subsidiary received a fee of approximately $1.5 million with respect to the termination of its management agreement and agreed to provide management services on a month to month basis through October 1997 subject to cancellation by the new owners.

     SUMMARY

     GBHC, which is GBCC's most significant operating subsidiary, incurred a net loss exclusive of management fees of $26.7 million in 1996 which in turn generated an operating cash flow deficit of $6.1 million. As a consequence, GBHC has had to rely on borrowings from affiliates to meet its debt service requirements and to fund working capital needs during its seasonal low operating periods. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during 1997 is limited. HCC, which has loaned $6.5 million to GBCC for use by the Sands, is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3.5 million.

     GBHC's remaining principal and interest requirements during 1997, exclusive of interest of $10.1 million paid in January, amount to $12.6 million. Due to mild winter weather conditions compared to a year ago and an abatement of the intense marketing competition for bus customers, operating results for the first two months of 1997 reflect a substantial improvement over 1996. In the absence of a resumption of the marketing wars which plagued Atlantic City casinos in 1996 or other unforeseen events, management believes that its operating plan for 1997 is attainable and will provide sufficient funds from operating cash flow which, together with funds available from affiliates, if required, will enable GBHC to satisfy its debt service requirements for 1997.

ITEM 8.  INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
GREATE BAY CASINO CORPORATION AND SUBSIDIARIES:

     Report of Independent Public Accountants.................     26

     Consolidated Balance Sheets as of December 31, 1996
      and 1995................................................     27

     Consolidated Statements of Operations for the Years
      Ended December 31, 1996, 1995 and 1994..................     29

     Consolidated Statement of Changes in Shareholders'
      Deficit for the Three Years Ended December 31, 1996.....     30

     Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1996, 1995 and 1994..................     31

     Notes to Consolidated Financial Statements...............     32

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To Greate Bay Casino Corporation:

     We have audited the accompanying consolidated balance sheets of Greate Bay Casino Corporation (the Company and a Delaware corporation, formerly Pratt Hotel Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greate Bay Casino Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                 ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 21, 1997

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                           DECEMBER 31,
                                                  ------------------------------
                                                       1996            1995
                                                  --------------  --------------
Current Assets:
 Cash and cash equivalents                        $  22,991,000   $  28,067,000
 Short-term investment                                2,000,000               -
 Accounts receivable, net of allowances
  of $15,524,000 and $16,496,000,
  respectively                                       10,656,000      12,293,000
 Inventories                                          4,016,000       4,462,000
 Due from affiliates                                  2,525,000       2,435,000
 Deferred income taxes                                1,627,000       4,055,000
 Refundable deposits and other
  current assets                                      2,388,000       2,597,000
                                                  -------------   -------------

  Total current assets                               46,203,000      53,909,000
                                                  -------------   -------------

Property and Equipment:
 Land                                                38,957,000      37,807,000
 Buildings and improvements                         185,508,000     185,077,000
 Operating equipment                                 92,769,000      92,474,000
 Construction in progress                             1,535,000       2,450,000
                                                  -------------   -------------

                                                    318,769,000     317,808,000
 Less - accumulated depreciation
  and amortization                                 (161,882,000)   (148,531,000)
                                                  -------------   -------------

  Net property and equipment                        156,887,000     169,277,000
                                                  -------------   -------------

Other Assets:
 Obligatory investments                               6,382,000       5,521,000
 Deferred financing costs                             7,653,000       8,730,000
 Notes receivable                                             -       9,222,000
 Other assets                                         4,220,000       3,457,000
                                                  -------------   -------------

  Total other assets                                 18,255,000      26,930,000
                                                  -------------   -------------

                                                  $ 221,345,000   $ 250,116,000
                                                  =============   =============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                           DECEMBER 31,
                                                  ------------------------------
                                                       1996            1995
                                                  --------------  --------------

Current Liabilities:
 Borrowings from affiliate                        $   6,750,000   $   5,000,000
 Short-term credit facilities                         2,000,000             -
 Current maturities of long-term debt                 3,127,000         553,000
 Accounts payable                                     8,981,000       9,432,000
 Accrued liabilities -
  Salaries and wages                                  5,090,000       5,454,000
  Interest                                           11,673,000      11,856,000
  Insurance                                           3,138,000       2,339,000
  Other                                               6,777,000       6,442,000
 Other current liabilities                            5,527,000       4,855,000
                                                  -------------   -------------

  Total current liabilities                          53,063,000      45,931,000
                                                  -------------   -------------

Long-Term Debt                                      322,897,000     328,570,000
                                                  -------------   -------------

Other Noncurrent Liabilities                          3,592,000       8,747,000
                                                  -------------   -------------

Due to Affiliate                                      1,000,000       5,283,000
                                                  -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding               519,000         519,000
 Additional paid-in capital                          38,557,000      23,783,000
 Accumulated deficit                               (198,283,000)   (162,717,000)
                                                  -------------   -------------

  Total shareholders' deficit                      (159,207,000)   (138,415,000)
                                                  -------------   -------------

                                                  $ 221,345,000   $ 250,116,000
                                                  =============   =============




                The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------
                                                            1996            1995            1994
                                                      --------------   --------------   --------------
Revenues:
 Casino                                               $  242,889,000   $  264,048,000   $  256,207,000
 Rooms                                                    13,505,000       14,763,000       14,287,000
 Food and beverage                                        35,853,000       34,856,000       31,518,000
 Other                                                    19,322,000       17,753,000       18,848,000
                                                      --------------   --------------   --------------

                                                         311,569,000      331,420,000      320,860,000
 Less - Promotional allowances                           (27,929,000)     (27,083,000)     (24,943,000)
                                                      --------------   --------------   --------------

  Net revenues                                           283,640,000      304,337,000      295,917,000
                                                      --------------   --------------   --------------

Expenses:
 Casino                                                  218,990,000      209,282,000      198,270,000
 Rooms                                                     4,456,000        4,985,000        5,148,000
 Food and beverage                                        12,030,000       11,662,000       12,049,000
 Other                                                     4,545,000        3,737,000        5,285,000
 General and administrative                               19,363,000       21,983,000       22,916,000
 Depreciation and amortization                            19,868,000       20,553,000       19,547,000
                                                      --------------   --------------   --------------

  Total expenses                                         279,252,000      272,202,000      263,215,000
                                                      --------------   --------------   --------------

  Income from operations                                   4,388,000       32,135,000       32,702,000
                                                      --------------   --------------   --------------
Non-operating income (expense):
 Interest income                                           1,852,000        2,397,000        3,101,000
 Interest expense, net of capitalized interest
  of $762,000 in 1994                                    (39,851,000)     (38,975,000)     (39,292,000)
 (Loss) gain on disposal of assets                        (1,795,000)          56,000           73,000
                                                      --------------   --------------   --------------

  Total non-operating expense, net                       (39,794,000)     (36,522,000)     (36,118,000)
                                                      --------------   --------------   --------------

 Loss before income taxes                                (35,406,000)      (4,387,000)      (3,416,000)
Income tax (provision) benefit                              (160,000)         100,000       (1,080,000)
                                                      --------------   --------------   --------------

Net loss                                              $  (35,566,000)  $   (4,287,000)  $   (4,496,000)
                                                      ==============   ==============   ==============

Net loss per common share                             $        (6.86)  $         (.83)  $         (.87)
                                                      ==============   ==============   ==============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996



                                            COMMON STOCK        ADDITIONAL
                                        ---------------------    PAID-IN      ACCUMULATED
                                         SHARES      AMOUNT      CAPITAL        DEFICIT
                                        ---------   ---------  ------------  --------------
BALANCE, JANUARY 1, 1994                5,175,977  $  518,000  $ 15,581,000   $(153,934,000)
   Issuance of common stock                10,650       1,000        26,000             -
   Capital contribution                       -           -       8,231,000             -
   Net loss                                   -           -             -        (4,496,000)
                                        ---------    --------  ------------   -------------

BALANCE, DECEMBER 31, 1994              5,186,627     519,000    23,838,000    (158,430,000)
   Adjustment to prior year capital
    contribution                              -           -         (55,000)            -
   Net loss                                   -           -             -        (4,287,000)
                                        ---------    --------  ------------   -------------

BALANCE, DECEMBER 31, 1995              5,186,627     519,000    23,783,000    (162,717,000)
   Capital contribution                       -           -      14,774,000             -
   Net loss                                   -           -             -       (35,566,000)
                                        ---------    --------  ------------   -------------

BALANCE, DECEMBER 31, 1996              5,186,627  $  519,000  $ 38,557,000   $(198,283,000)
                                        =========  ==========  ============   =============




          The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,
                                                                -------------------------------------------
                                                                   1996           1995            1994
                                                                ------------  -------------  --------------
OPERATING ACTIVITIES:
 Net loss                                                       $(35,566,000)  $ (4,287,000)  $ (4,496,000)
 Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation and amortization, including
   accretion of debt discount                                     27,163,000     27,219,000     24,945,000
  Loss (gain) on disposal of assets                                1,795,000        (56,000)       (73,000)
  Provision for doubtful accounts                                  2,167,000      2,988,000      3,283,000
  Deferred income tax (benefit) provision                             51,000       (480,000)     1,580,000
  Increase in accounts receivable                                   (972,000)      (744,000)    (3,111,000)
  Increase (decrease) in accounts payable and
   other accrued liabilities                                       2,108,000      3,967,000     (3,541,000)
  Net change in other current assets and liabilities                 388,000      1,050,000        410,000
  Net change in other noncurrent assets and liabilities             (161,000)      (468,000)      (654,000)
                                                                ------------   ------------   ------------

  Net cash (used in) provided by operating activities             (3,027,000)    29,189,000     18,343,000
                                                                ------------   ------------   ------------

INVESTING ACTIVITIES:
 Net property and equipment additions                             (8,085,000)   (19,911,000)   (20,140,000)
 Collections on notes receivable                                   9,361,000        103,000      7,614,000
 Proceeds from disposition of assets                               2,594,000         56,000         73,000
 Obligatory investments                                           (3,062,000)    (2,967,000)      (826,000)
 Purchase of mortgage note                                               -              -       (5,750,000)
 Short-term investments                                           (2,000,000)           -              -
 Investments in and advances to unconsolidated affiliates         (2,946,000)    (1,675,000)      (660,000)
                                                                ------------   ------------   ------------

   Net cash used in investing activities                          (4,138,000)   (24,394,000)   (19,689,000)
                                                                ------------   ------------   ------------

FINANCING ACTIVITIES:
 Repayments of short-term debt                                           -              -      (21,000,000)
 Issuance of long-term debt                                          700,000            -      285,000,000
 Net borrowings on short-term credit facilities                    2,000,000            -              -
 Net (repayments) borrowings from affiliate                        1,750,000            -      (11,133,000)
 Deferred financing costs                                            (10,000)       (32,000)   (10,458,000)
 Repayments of long-term debt                                     (2,351,000)    (5,998,000)  (227,254,000)
 Issuance of common stock                                                -              -           27,000
                                                                ------------   ------------   ------------

  Net cash provided by (used in) financing activities              2,089,000     (6,030,000)    15,182,000
                                                                ------------   ------------   ------------

  Net (decrease) increase in cash and cash equivalents            (5,076,000)    (1,235,000)    13,836,000
  Cash and cash equivalents at beginning of year                  28,067,000     29,302,000     15,466,000
                                                                ------------   ------------   ------------

  Cash and cash equivalents at end of year                      $ 22,991,000   $ 28,067,000   $ 29,302,000
                                                                ============   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     Greate Bay Casino Corporation, a Delaware corporation, and its subsidiaries ("GBCC", formerly known as Pratt Hotel Corporation), are engaged in the operation and management of casino properties. GBCC's principal assets are the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and management and consulting contracts with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica, Mississippi (the "Tunica Casino") (see Note 7). GBCC, through its subsidiaries and various joint ventures, has also engaged to a lesser extent in other hotel and casino operations in the United States and the Caribbean.

     Prior to December 31, 1996, Hollywood Casino Corporation ("HCC", a Delaware corporation) owned approximately 80% of the outstanding common stock of GBCC. HCC distributed such stock to its shareholders; as a result, approximately 38% of GBCC's outstanding stock is owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 53% of HCC. HCC owns the Aurora Casino and the Tunica Casino.

     GBCC estimates that a significant amount of the Sands' revenues is derived from patrons living in southeastern Pennsylvania, northern New Jersey and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue or intensify in the future.

     The accompanying consolidated financial statements have been prepared assuming GBCC and its subsidiaries will continue as going concerns. GBHC, which is GBCC's most significant operating subsidiary, incurred a net loss exclusive of management fees of $26,726,000 in 1996 which in turn generated an operating cash flow deficit of $6,070,000. As a consequence, GBHC has had to rely on borrowings from affiliates to meet its debt service requirements and to fund working capital needs during its seasonal low operating periods. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during 1997 is limited. HCC, which has loaned $6,500,000 to GBCC for use by the Sands (see Note 3), is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3,500,000.

     GBHC's remaining principal and interest requirements during 1997, exclusive of interest of $10,078,000 paid in January, amount to $12,610,000. Due to mild winter weather conditions compared to a year ago and an abatement of the intense marketing competition for bus customers, operating results for the first two months of 1997 reflect a substantial improvement over 1996. In the absence of a resumption of the marketing wars which plagued Atlantic City casinos in 1996 or other unforseen events, management believes its operating plan for 1997 is attainable and will provide sufficient funds from operating cash flow which, together with funds available from affiliates, if required, will enable GBHC to satisfy its debt service requirements for 1997.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies followed in the preparation of the accompanying consolidated financial statements are discussed below. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 PRINCIPLES OF CONSOLIDATION -

     The consolidated financial statements include the accounts of GBCC and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates, including joint ventures, that are 50% or less owned are accounted for by the equity method.

 CASINO REVENUES, PROMOTIONAL ALLOWANCES AND DEPARTMENTAL EXPENSES -

     The Sands recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are reflected as current liabilities in the accompanying consolidated balance sheets. During the year ended December 31, 1994, the Sands removed certain progressive jackpots from the gaming floor in accordance with regulations of the New Jersey Casino Control Commission (the "Casino Commission") resulting in the reduction of $1,035,000 of progressive jackpot liabilities and the corresponding recognition of an equal amount of slot machine revenues.

     The estimated value of rooms, food and beverage and other items which were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included as casino expenses in the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 1996, 1995 and 1994 are as follows:

                                     1996          1995          1994
                                 ------------  ------------  ------------
Rooms                            $  6,170,000  $  6,023,000  $  6,080,000
Food and beverage                  29,357,000    28,259,000    24,611,000
Other                               4,435,000     3,631,000     3,393,000
                                 ------------  ------------  ------------

                                 $ 39,962,000  $ 37,913,000  $ 34,084,000
                                 ============  ============  ============

 CASH AND CASH EQUIVALENTS -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 ALLOWANCE FOR DOUBTFUL ACCOUNTS -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $2,167,000, $2,988,000 and $3,283,000 were made during the years ended December 31, 1996, 1995 and 1994, respectively.

 INVENTORIES -

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

 PROPERTY AND EQUIPMENT -

     Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over their estimated useful lives as follows:

     Buildings and improvements                         10-40 years
     Operating equipment                                 3-15 years

     On October 1, 1996, GBCC revised the estimated useful life of its buildings from 25 years to 40 years. Management believes the change in estimated life more appropriately reflects the timing of the economic benefit to be received from these assets. For the year ended December 31, 1996, the effect of this change reduced depreciation and amortization expense and net loss by $761,000.

     Interest costs related to property and equipment acquisitions were capitalized during the acquisition period and are being amortized over the useful lives of the related assets.

 DEFERRED FINANCING COSTS -

     The costs of issuing long-term debt, including all underwriting, licensing, legal and accounting fees, have been capitalized and are being amortized over the term of the related debt issue. Amortization of such costs was $1,087,000, $1,113,000 and $964,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

 LONG-LIVED ASSETS -

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, GBCC does not believe that any material impairment currently exists related to its long-lived assets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


 ACCRUED INSURANCE -

     GBCC is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, GBCC's ultimate liability may differ from the amounts accrued.

 EMPLOYEE STOCK OPTIONS -

     During 1996, GBCC adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied. GBCC has elected to continue to account for employee stock-based compensation under Opinion 25. As there were no grants of options during either 1996 or 1995 (see Note 6), no additional disclosures are required.

 INCOME TAXES -

     From May 1992 through December 31, 1996, GBCC's results of operations have been included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and GBCC, GBCC's provision for federal income taxes has been based on the amount of tax which would have been provided if a separate federal income tax return had been filed.

 INTEREST EXPENSE -

     Interest expense includes the accretion of debt discount amounting to $7,295,000, $6,666,000 and $5,398,000, respectively, during the years ended December 31, 1996, 1995 and 1994.

  NET LOSS PER COMMON SHARE -

     Net loss per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. The weighted average number of common stock equivalents outstanding was 5,187,000 for each of the years ended December 31, 1996 and 1995 and 5,183,000 for the year ended December 31, 1994. Shares issuable upon the exercise of stock options were not considered in the computation of net loss per common share as the result would have been antidilutive.

     The Financial Accounting Standards Board has issued a new standard, "Earnings per Share" ("SFAS 128"). SFAS 128 provides for revisions to the current method of calculating earnings per share and for the disclosure of certain information about the capital structure of the reporting entity. SFAS 128

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


will become effective on December 15, 1997; early adoption is not permitted. GBCC does not believe the new pronouncement will impact its present calculation of earnings per share.

 RECLASSIFICATIONS -

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1996 consolidated financial statement presentation. Such reclassifications include the reallocation of certain costs among the various operating departments and general and administrative expenses resulting from the completion of a comprehensive internal review of departmental allocations. Management believes that such reclassifications better reflect the matching of costs with the associated revenues.

(3)  SHORT-TERM CREDIT FACILITIES AND BORROWINGS FROM AFFILIATES

     During June 1994, a subsidiary of GBCC entered into an agreement for a bank line of credit in the amount of $5,000,000. The agreement, which was renewed in April 1995, provided for interest on borrowings at the bank's prime lending rate plus 3/4% per annum. Borrowings under the line of credit were guaranteed to the extent of $2,000,000 by another subsidiary of GBCC. As of April 30, 1996, the subsidiary extended $2,000,000 of the line of credit until April 30, 1997. Additionally, the guarantor pledged a certificate of deposit in the face amount of $2,000,000 as collateral for the line of credit. As of December 31, 1996, $2,000,000 was outstanding under the line of credit; no such borrowings were outstanding under the line of credit at December 31, 1995. The line of credit was repaid upon maturity of the pledged certificate of deposit during January 1997 and the line of credit was cancelled.

     GBCC and its subsidiaries had outstanding affiliate borrowings from HCC of $7,750,000 and $6,000,000, respectively, as of December 31, 1996 and 1995. Of the amounts borrowed, $1,000,000, which is not due until April 1, 1998, is classified as noncurrent in the accompanying consolidated balance sheets at December 31, 1996 and 1995. In addition, $250,000 is due on demand, or if no demand is made, on April 8, 1998. Such borrowings from HCC bear interest at the rate of 14% per annum, payable semiannually. During the third quarter of 1996, GBCC borrowed an additional $6,500,000 from HCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996; such funds were loaned by GBCC to GBHC for working capital purposes on the same terms. Noncurrent borrowings from HCC at December 31, 1995 also included $4,750,000 due in May 1997 and secured by a pledge of certain notes receivable from a partnership owned by certain members of the Pratt family. Such borrowing was repaid in September 1996 with a portion of the proceeds from the sale of the underlying hotel property (see Note 7).

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of GBCC's assets are pledged in connection with GBCC's long-term indebtedness. The indentures with respect to the February 1994 refinancing of substantially all of GBCC's casino related outstanding debt contain certain cross-default provisions.

                                                                          DECEMBER 31,
                                                                --------------------------------
                                                                      1996            1995
                                                                ---------------  ---------------

10 7/8% first mortgage notes, due 2004 (a)                      $  185,000,000   $  185,000,000
11 5/8% senior notes, due 2004 (b)                                  85,000,000       85,000,000
14 5/8% junior subordinated notes, due 2005 (c)                            -          8,738,000
14 7/8% secured promissory note, due 2006, net of
   discount of $44,015,000 and $51,310,000, respectively (d)        54,338,000       47,043,000
Other                                                                1,686,000        3,342,000
                                                                --------------   --------------

     Total indebtedness                                            326,024,000      329,123,000
 Less - current maturities                                          (3,127,000)        (553,000)
                                                                --------------   --------------

     Total long-term debt                                       $  322,897,000   $  328,570,000
                                                                ==============   ==============

___________________________

(a) On February 17, 1994, a subsidiary of GBCC issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes") and collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 will become due on each interest payment date with the balance due at maturity. The 10 7/8% First Mortgage Notes are redeemable at the option of the issuer, in whole or in part, on or after January 15, 1999 at stated redemption prices ranging up to 104.08% of par plus accrued interest.

     The indenture for the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of GBCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture requires the maintenance of certain cash balances and requires minimum expenditures, as defined in the indenture, for property and fixture renewals, replacements and betterments at the Sands.

(b) On February 17, 1994, a subsidiary of GBCC issued $85,000,000 of unsecured senior notes due April 15, 2004 (the "PRT Funding Notes"). Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     of certain subsidiaries of GBCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with respect to the 10 7/8% First Mortgage Notes described in (a) above.

(c) On February 17, 1994, PRT Funding Corp., a subsidiary of GBCC, issued $15,000,000 of junior subordinated notes (the "Junior Subordinated Notes") to HCC. Principal totaling $6,262,000 with respect to the Junior Subordinated Notes was subsequently assigned to GBCC by HCC in recognition of tax net operating losses of GBCC used by HCC (see Notes 5 and 12). The remaining $8,738,000 of the Junior Subordinated Notes, together with accrued interest thereon, was assigned to GBCC by HCC in connection with the distribution by HCC of its stock in GBCC to HCC's shareholders on December 31, 1996 (see Note 12).

(d) On February 17, 1994, PPI Funding Corp., a newly formed subsidiary of GBCC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for the $38,779,000 principal amount of 15 1/2% unsecured notes held by HCC and issued by PCPI Funding Corp., a subsidiary of GBCC (the "PCPI Notes"). The increased principal amount of the new notes included a call premium on the exchange ($1,745,000) equal to 4 1/2% of the principal amount of PCPI Notes exchanged; such premium was paid to all third party holders of $58,364,000 principal amount of PCPI Notes concurrently redeemed. The PPI Funding Notes were discounted to yield interest at the rate of 14 7/8% per annum and had a face value of $110,636,000. Subsequent principal payment by PPI Funding Corp. have reduced the maturity value of the notes to $98,353,000. Payment of interest is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of GBCC.

     Scheduled payments of long-term debt as of December 31, 1996 are set forth below:

         1997                                           $   3,127,000
         1998                                               5,068,000
         1999                                               5,074,000
         2000                                               5,079,000
         2001                                               5,467,000
         Thereafter                                       346,224,000
                                                        -------------

          Total                                         $ 370,039,000
                                                        =============

     Interest paid, net of amounts capitalized, amounted to $31,206,000, $32,058,000 and $27,253,000, respectively, during the years ended December 31, 1996, 1995 and 1994.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(5)  INCOME TAXES

     Components of GBCC's (provision) benefit for income taxes consist of the following:

                                                   YEAR ENDED DECEMBER 31,
                                         -----------------------------------------
                                             1996          1995          1994
                                         ------------  ------------  -------------
Federal income tax benefit               $       -     $       -     $        -
State income tax benefit (provision):
  Current                                   (109,000)     (380,000)       500,000
  Deferred                                   (51,000)      480,000     (1,580,000)
                                         ------------  ------------  -------------
                                         $  (160,000)  $   100,000   $ (1,080,000)
                                         ============  ============  =============

     GBCC's operations have been included in HCC's consolidated federal income tax return for periods through December 31, 1996. Pursuant to agreements between HCC and GBCC, GBCC's provision for federal income taxes are based on the amount of tax which would have been provided if a separate federal income tax return were filed. In addition, HCC has compensated GBCC for the use by HCC and its subsidiaries (exclusive of GBCC and its subsidiaries) of GBCC's available tax net operating loss carryforwards ("NOL's"). There was no such utilization of GBCC's NOL's for the years ended December 31, 1996 and 1995; for the year ended December 31, 1994, such payment was effected through the assignment of principal and interest on the Junior Subordinated Notes (see Note 12). Total state income taxes paid by GBCC for the years ended December 31, 1996, 1995 and 1994 amounted to $123,000, $171,000 and $412,000, respectively.

     A reconciliation between the calculated tax (provision) benefit based on the statutory rates in effect and the effective tax rates follows:

                                                    YEAR ENDED DECEMBER 31,
                                         ------------------------------------------
                                              1996          1995          1994
                                         -------------  ------------  -------------
Calculated income tax benefit
 at 34%                                  $  12,038,000  $  1,492,000  $  1,161,000
Tax benefit of operating
 losses not recognized                     (11,098,000)     (297,000)     (361,000)
Amortization of excess
 purchase price                               (601,000)     (803,000      (803,000)
Disallowance of meals and
 entertainment                                (338,000)     (354,000)     (336,000)
State income taxes                            (106,000)       66,000      (713,000)
Other                                          (55,000)       (4,000)      (28,000)
                                         -------------  ------------  ------------
Tax benefit (provision) as shown on
 consolidated statements of
  operations                             $    (160,000) $    100,000  $ (1,080,000)
                                         =============  ============  ============

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     As a result of the distribution of GBCC's stock by HCC to its shareholders, GBCC will no longer be included in HCC's consolidated federal income tax return. As of December 31, 1996 (after completion of the distribution of stock), GBCC and its subsidiaries have NOL's totaling approximately $77,000,000 for federal income tax purposes of which approximately $60,000,000 do not begin to expire until the year 2003. Additionally, GBCC and its subsidiaries have various tax credits available totaling approximately $3,200,000, most of which expire by the year 2004. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's is more likely than not, a valuation allowance should be recorded. Due to losses sustained for both financial and tax reporting by GBCC and its subsidiaries through 1996, management was unable to determine that realization of such asset was more likely than not and, thus, has provided valuation allowances for the entire deferred tax asset for all periods presented.

     Sales or purchases of GBCC common stock by certain five percent stockholders, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), can cause a "change of control", as defined in Section 382 of the Code, which would limit the ability of GBCC to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of annual loss carryforwards available for use would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also effect GBCC's future utilization of its loss carryforwards.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The components of the net deferred tax asset were as follows:

                                             DECEMBER 31,
                                     ----------------------------
                                         1996           1995
                                     -------------  -------------
Deferred tax assets:
 Net operating loss carryforwards    $ 26,335,000   $ 20,668,000
 Allowance for doubtful accounts        6,428,000      6,830,000
 Investment and jobs tax credits        3,223,000      4,417,000
 Equity losses of unconsolidated
  subsidiaries and joint ventures       3,293,000      3,165,000
 Other liabilities and accruals         3,034,000      2,455,000
 Other                                  2,037,000      1,377,000
                                     ------------   ------------

  Total deferred tax assets            44,350,000     38,912,000
                                     ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization         (8,334,000)    (8,555,000)
 Other                                   (597,000)      (695,000)
                                     ------------   ------------

  Total deferred tax liabilities       (8,931,000)    (9,250,000)
                                     ------------   ------------

Net deferred tax asset                 35,419,000     29,662,000
Valuation allowance                   (35,419,000)   (29,662,000)
                                     ------------   ------------

                                     $        -     $        -
                                     ============   ============

     Receivables in connection with the aforementioned tax allocation agreements were $1,950,000 at December 31, 1995 and were included in current deferred income taxes in the accompanying consolidated balance sheet. Payables under such agreements amounting to $1,950,000 at December 31, 1995 were included in other noncurrent liabilities in the accompanying consolidated balance sheet.

(6)  STOCK OPTIONS AND COMPENSATION PLANS

INCENTIVE STOCK OPTION PLAN
---------------------------

     During 1990, GBCC adopted the 1990 Incentive Stock Option Plan (the "Plan"). The 1990 Plan provides for the granting of incentive stock options intended to qualify for special tax treatment under the Internal Revenue Code, as amended (the "Code"). The shares offered under the 1990 Plan consist of shares of GBCC common stock. Options for no more than 102,092 shares of common stock may be granted under the 1990 Plan.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The 1990 Plan is administered by the Board of Directors of GBCC through its compensation committee. Options granted under the 1990 Plan are exercisable for a term ending five years from the date of grant and are subject to limitations on the quantity exercised in a calendar year and to certain repurchase provisions. No options to purchase shares were outstanding at any time during the year ended December 31, 1996. Outstanding options for the issue of 8,030 shares at an exercise price of $2.50 per share were available at January 1, 1995 and expired during 1995 without exercise. No additional options were granted during 1995. As of December 31, 1996 options to purchase 57,772 shares are available for grant.

COMPENSATION PLAN
-----------------

     During October 1995, HCC assumed the outstanding unfunded obligations of GBCC under existing agreements with certain of GBCC's principal shareholders and key executive officers providing for (1) lifetime pension benefits upon the expiration of existing employment contracts and subsequent consulting agreements and (2) death benefits to be paid for a period of ten years. The obligation assumed by HCC was based on the net present value of the obligation at that date of $4,283,000. GBCC issued a non-interest bearing note payable to HCC for a like amount in exchange for the assumption, which is included in noncurrent due to affiliate on the accompanying consolidated balance sheet at December 31, 1995. Such note was contributed to GBCC on December 31, 1996 (see Note 12). Amounts charged to expense by GBCC under the compensation agreements for the years ended December 31, 1996, 1995 and 1994 were approximately $330,000, $158,000 and
$109,000, respectively.

(7)  TRANSACTIONS WITH RELATED PARTIES

     Prior to sale of the property, GBCC operated the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which was owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. During 1996 and 1995, GBCC made capital expenditures under the hotel operating agreement totaling approximately $2,581,000 toward property improvements. GBCC was also obligated by the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, GBCC utilized funds borrowed from HCC to purchase such underlying indebtedness with a principal balance of $13,756,000 from third parties at a cost of $6,750,000 and subject to third party indebtedness amounting to $2,706,000. The required minimum rental payments (net of debt service receipts since the February 1994 note acquisition date) amounted to $397,000, $530,000 and $678,000, respectively, during the years ended December 31, 1996, 1995 and 1994. GBCC recorded the note receivable from Metroplex, which accrued interest at the rate of 9 1/2% per annum, at acquisition cost; such note was included in notes receivable in the accompanying consolidated balance sheets at December 31, 1995. Upon the sale of the hotel by Metroplex, GBCC received proceeds sufficient to repay third party indebtedness of $1,873,000, recover its $6,750,000 acquisition cost of the underlying indebtedness, recover $2,581,000 of its total investment in property improvements and receive additional cash of approximately $770,000.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Pursuant to a management agreement, Pratt Management, L.P. ("PML"), a limited partnership wholly owned by GBCC, earns a base management fee from Hollywood Casino - Aurora, Inc. ("HCA"), an HCC subsidiary, equal to 5% of the Aurora Casino's operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Such fees totaled approximately $9,360,000, $9,432,000 and $10,009,000, respectively, during the years ended December 31, 1996, 1995 and 1994. Unpaid fees amounting to $2,096,000 and $2,177,000, respectively, are included in due from affiliates in the accompanying consolidated balance sheets at December 31, 1996 and 1995.

     Pursuant to a ten-year consulting agreement with Hollywood Casino - Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino, a subsidiary of GBCC receives monthly consulting fees of $100,000. Total fees earned for each of the years ended December 31, 1996, 1995 and 1994 amounted to $1,200,000.

     HCC was obligated under the terms of an administrative services agreement to pay GBCC $50,000 per month through December 31, 1996. In addition, GBCC and its subsidiaries share certain general and administrative costs with HCC. Net allocated costs and fees charged to GBCC and its subsidiaries by HCC amounted to $2,496,000 and $5,000 for the years ended December 31, 1996 and 1995. Such net costs and fees charged by GBCC to HCC totaled $315,000 during the year ended December 31, 1994. In connection with such allocated costs and fees, payables in the amount of $203,000 and $210,000 are included in due to affiliates in the accompanying consolidated balance sheets at December 31, 1996 and 1995, respectively.

     HCT and Advanced Casino Systems Corporation ("ACSC"), a GBCC subsidiary, entered into a Computer Services Agreement dated as of January 1, 1994. The term of the agreement was three years with an automatic renewal for an additional three years becoming effective on January 1, 1997. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties as well as a fixed license fee of $30,000 a month ($33,600 effective January 1, 1997). HCT also reimburses ACSC for its direct costs and expenses incurred under this agreement. Total charges incurred under such agreement amounted to $511,000, $532,000 and $763,000, respectively, for the years ended December 31, 1996, 1995 and 1994. HCA also receives certain computer-related services from GBCC subsidiaries including hardware, software, and operator support. HCA reimburses GBCC for its direct costs and any expenses incurred. Such costs totaled $229,000, $602,000, and $288,000, respectively, during the years ended December 31, 1996, 1995 and 1994.

     Greate Bay Hotel and Casino, Inc. ("GBHC"), the GBCC subsidiary which owns and operates the Sands, performs certain administrative and marketing services on behalf of HCT and HCA. During the years ended December 31, 1996, 1995 and 1994, fees charged by GBHC for such services totaled $1,344,000, $729,000 and $211,000, respectively.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     HCT and HCA are charged for certain legal, accounting, and other expenses incurred by GBCC that relate to their business. For the years ended December 31, 1996, 1995 and 1994, such charges amounted to $383,000, $423,000 and $257,000, respectively.

     Interest expense with respect to borrowings from HCC is set forth below:

                                            FOR THE YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                             1996        1995         1994
                                         -----------  -----------  -----------
PPI Funding Notes and PCPI
  Notes held by HCC (Note 4)             $ 7,295,000  $ 6,666,000  $ 6,121,000
Junior Subordinated Notes (Note 4)         1,277,000    1,278,000    1,914,000
Short-term borrowings (Note 3)             1,050,000      853,000    1,246,000

     During 1994, a GBCC subsidiary issued $40,524,000 discounted principal amount of PPI Funding Notes in exchange for the PCPI Notes held by HCC (see Note
4). Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balance at December 31, 1996 and 1995.

     Interest accrued on short-term borrowings at December 31, 1996 and 1995, which amounted to $94,000 and $23,000, respectively, is also included in interest payable on the accompanying consolidated balance sheets together with interest on the Junior Subordinated Notes amounting to $476,000 at December 31, 1995.

(8)  NEW JERSEY REGULATIONS AND OBLIGATORY INVESTMENTS

     Certain of GBCC's wholly owned subsidiaries conduct gaming operations in Atlantic City, New Jersey and operate a related hotel, several restaurants, and related support facilities. The operation of an Atlantic City casino/hotel is subject to significant regulatory control. Under the New Jersey Casino Control Act (the "Casino Act"), such GBCC subsidiaries were required to obtain and are required to periodically renew their operating licenses. A casino license is not transferable and, after the initial licensing and two one-year renewal periods, is issued for a term of up to four years. However, the Casino Commission still has the authority to reopen license hearings at any time. During September 1996, the Casino Commission renewed GBHC's license to operate the Sands and found GBCC qualified as a holding company of a casino license through September 30, 2000 (subject to review of the Sands' financial stability in 1997) and renewed NJMI's license to manage the Sands through September 30, 2000. Terms of the current license require the Sands to comply with periodic financial reporting requirements as well as obtain prior Casino Commission approval of certain cash transactions with affiliates. If it were determined that gaming laws were violated by a licensee, the gaming license held by each licensee could be conditioned, suspended or revoked. In addition, the licensees and other persons involved could be subject to substantial fines.

     The Casino Act requires casino licensees to make certain approved investments in New Jersey or to pay an investment alternative tax. Casino licensees may obtain investment credits, which amount to 1.25% of casino revenues, by purchasing bonds at below-market interest rates from the Casino Reinvestment

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

     As of December 31, 1996 and 1995, the Sands had purchased bonds totaling $5,237,000 and $4,630,000, respectively. In addition, the Sands had remaining funds on deposit and held in escrow by the CRDA at December 31, 1996 and 1995 of $5,546,000 and $4,683,000, respectively. The bonds purchased and the amounts on deposit and held in escrow are collectively referred to as "obligatory investments" in the accompanying consolidated financial statements.

     Obligatory investments at December 31, 1996 and 1995 are net of accumulated valuation allowances of $4,401,000 and $3,792,000, respectively, based upon the estimated realizable values of the investments. Provisions for valuation allowances during the years ended December 31, 1996, 1995 and 1994 amounted to $1,344,000, $1,457,000 and $617,000, respectively.

     Through 1996, the Sands has, from time to time, contributed certain amounts held in escrow to the CRDA. In consideration thereof, the CRDA granted the Sands waivers of certain of its investment obligations in future periods. The amount of the obligatory investments contributed during the years ended December 31, 1996, 1995 and 1994 was $1,500,000, $250,000 and $2,500,000, respectively, resulting in waivers granted by the CRDA during 1995 totaling $128,000. No such waivers were granted during 1996 or 1994; however, the contributions have been designated for projects expected to benefit the community and the Sands facility. Accordingly, intangible assets aggregating $2,040,000 and $1,275,000, respectively, have been included in other assets on the accompanying consolidated balance sheets at December 31, 1996 and 1995, and will be amortized over a period of ten years effective with the completion of the projects. Amortization of waivers granted totaled $128,000 and $1,727,000, respectively, during the years ended December 31, 1995 and 1994. At December 31, 1995, all waivers were fully amortized.

(9)  ILLINOIS REGULATORY MATTERS

     Riverboat gaming operations in Illinois are subject to regulatory control by the Illinois Gaming Board. Under the provisions of the Illinois gaming regulations, PML is required to maintain its supplier's license, which expires in December 1997. Management intends to file for renewal of PML's supplier's license and anticipates that such renewal will be approved by the Illinois Gaming Board during 1997. If it were determined that gaming laws were violated by a licensee, the license held could be limited, conditioned, suspended or revoked. In addition, the licensee and other persons involved could be subject to substantial fines.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(10) SUMMARIZED COMBINED FINANCIAL INFORMATION OF AND TRANSACTIONS WITH UNCONSOLIDATED AFFILIATES

     Certain summarized combined financial information of GBCC's unconsolidated affiliates, which include joint ventures, is presented below.

                                 YEAR ENDED DECEMBER 31,
                      ------------------------------------------
                          1996           1995           1994
                      ------------   ------------   ------------
Net revenues          $ 39,314,000   $ 40,005,000   $ 38,897,000
Expenses               (41,524,000)   (43,144,000)   (42,154,000)
                      ------------   ------------   ------------

Net loss              $ (2,210,000)  $ (3,139,000)  $ (3,257,000)
                      ============   ============   ============

                                            DECEMBER 31,
                                     ---------------------------
                                         1996           1995
                                     ------------   ------------

Current assets                       $  4,549,000   $  5,410,000
                                     ============   ============

Noncurrent assets                    $ 29,104,000   $ 58,011,000
                                     ============   ============

Current liabilities                  $  5,385,000   $  7,398,000
                                     ============   ============

Noncurrent liabilities               $ 38,808,000   $ 77,877,000
                                     ============   ============


     Income and losses of GBCC's unconsolidated affiliates have not been reflected in the accompanying consolidated statements of operations for the years ended December 31, 1996, 1995 and 1994 as GBCC's investments in such affiliates were previously eliminated through the recognition of prior years' losses.

     Prior to sale of the property in November 1996, GBCC had an ongoing commitment to fund its proportionate share of operating cash deficits with respect to its 50% ownership interest in the Sheraton Plaza located in Orlando, Florida; GBCC was not required to make any such payments during 1996, 1995 and 1994. GBCC also agreed to contribute up to $3,900,000 as an additional investment in the Sheraton Plaza hotel partnership to refurbish the hotel facility. No such commitments were required during 1996; GBCC contributed $1,675,000 and $660,000 during 1995 and 1994, respectively, toward such commitment. Such contributions are in recognition of GBCC's partner having agreed to make $5,000,000 in principal reductions on the underlying mortgage note on the facility. GBCC was required to pay approximately $2,946,000 to retire its share of the underlying indebtedness on the property in connection with the sale.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     GBCC earned management and project fees from unconsolidated affiliates for the management and project supervision of certain hotel facilities. During the years ended December 31, 1996, 1995 and 1994, such fees amounted to $1,167,000, $1,139,000 and $977,000, respectively.

     During the fourth quarter of 1996, an unconsolidated partnership in which a GBCC subsidiary holds a 46% interest entered into an agreement for the sale of a casino/hotel in San Juan, Puerto Rico owned by the partnership and managed by the GBCC subsidiary. The sale was completed in February 1997 and GBCC received a fee of $1,475,000 with respect to the termination of its management agreement.

(11) LITIGATION

     PLANET HOLLYWOOD LITIGATION
     ---------------------------

     Planet Hollywood International, Inc., a Delaware corporation, and Planet Hollywood (Region IV), Inc., a Minnesota corporation (collectively, "PHII"), filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division on July 29, 1996 against HCC, HCA and a member of the Pratt Family (collectively, the "Original Hollywood Defendants"). The Original Hollywood Defendants filed with the Court on September 18, 1996 an answer to PHII's lawsuit, along with numerous counterclaims against PHII, Robert Earl and Keith Barish (collectively, the "PHII Defendants"). PHII filed with the Court on January 21, 1997, an amendment to their complaint which, among other things, added HCT (together with the Original Hollywood Defendants, the "Hollywood Defendants") and GBCC as defendants. The Original Hollywood Defendants filed with the Court on February 4, 1997, and GBCC and HCT filed with the Court on February 20, 1997, answers and counterclaims to such amended complaint.

     In its lawsuit, PHII alleges, among other things, that the Hollywood Defendants and GBCC have, in opening and operating the Hollywood Casino concept, infringed on PHII's trademark, service mark and trade dress and have engaged in unfair competition and deceptive trade practices. In their counterclaims, the Hollywood Defendants and GBCC allege, among other things, that the PHII Defendants have, through their planned use of their mark in connection with casino services, infringed on certain of HCC's service marks and trade dress and have engaged in unfair competition.

     Given the uncertainties inherent in litigation, no assurance can be given that the Hollywood Defendants and GBCC will prevail in this litigation; however, the Hollywood Defendants and GBCC believe that PHII's claims are without merit and intend to defend their position and pursue their counterclaims vigorously. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

     OTHER LITIGATION
     ----------------

     GBCC and its subsidiaries are also parties in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


have a material adverse impact upon the consolidated financial position or results of operations of GBCC and its subsidiaries. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

(12) SUPPLEMENTAL CASH FLOW INFORMATION

     At December 31, 1996, HCC contributed certain receivables from GBCC and its subsidiaries to GBCC. Notes receivable amounting to $8,738,000 together with accrued interest thereon totaling $1,753,000 (see Note 4) and other receivables of $4,283,000 with respect to pension obligations assumed during 1995 (see Note
6) were contributed to GBCC.

     At December 31, 1994, HCC assigned to GBCC $6,317,000 principal amount of the Junior Subordinated Notes (see Note 4) together with $1,914,000 of accrued interest thereon in recognition of the utilization by HCC of a portion of GBCC's available tax net operating losses to reduce HCC's separate tax liability. The assignment resulted in the recording of $8,231,000 of additional paid-in capital on the accompanying consolidated balance sheet at December 31, 1994. This amount was adjusted by a charge to paid-in capital in the amount of $55,000 during 1995 upon filing the 1994 HCC consolidated federal income tax return.

     During 1994, GBCC acquired the underlying indebtedness of the DFW North Holiday Inn subject to third party indebtedness totaling $2,706,000 (see Note
7).

(13) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - The carrying amounts approximate fair value because of the short maturity of these instruments.

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

     LONG-TERM DEBT - The fair value of GBCC's long-term debt is estimated based on either the quoted market prices of the issue or on the discounted cash flow of future payments utilizing current rates available to GBCC for debt of similar remaining maturities. Debt obligations with a short remaining maturity and borrowings from affiliates are valued at the carrying amount.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The estimated carrying amounts and fair values of GBCC's financial instruments are as follows:

                                                DECEMBER 31, 1996             DECEMBER 31, 1995
                                          ----------------------------  ------------------------------
                                            CARRYING                       CARRYING
                                             AMOUNT        FAIR VALUE       AMOUNT        FAIR VALUE
                                          -------------  -------------  --------------   -------------
Financial Assets
  Cash and cash equivalents               $  22,991,000  $  22,991,000   $  28,067,000   $  28,067,000
  Short-term investment                       2,000,000      2,000,000             -               -
  Notes receivable                                  -              -         9,222,000       9,222,000
  Obligatory investments                      6,382,000      6,382,000       5,521,000       5,521,000

Financial Liabilities
  Interest payable                        $  11,673,000  $  11,673,000   $  11,856,000   $  11,856,000
  Borrowings from affiliates                  7,750,000      7,750,000       6,000,000       6,000,000
  10 7/8% First Mortgage Notes              185,000,000    154,475,000     185,000,000     160,950,000
  11 5/8% PRT Funding Notes                  85,000,000     69,700,000      85,000,000      62,900,000
  14 7/8% PPI Funding Notes                  54,338,000     54,338,000      47,043,000      47,043,000
  14 5/8% Junior Subordinated
    Notes                                           -              -         8,738,000       8,738,000
  Other notes payable                         1,686,000      1,590,000       3,342,000       3,194,000

(14) SUBSEQUENT EVENT

     Subject to regulatory approval and effective as of April 1, 1997, HCC will acquire the general partnership interest in PML (see Note 7) owned by a subsidiary of GBCC. PML earns management fees from the Aurora Casino and incurs operating and other expenses with respect to its management thereof. The general partner receives 99% of the first $84,000 of net income earned by the partnership each month and 1% of any income earned above such amount. The GBCC subsidiary will receive a five-year note in the original amount of $3,800,000 and $7,597,000 principal amount of PPI Funding Notes (see Note 4) from HCC in exchange for the general partnership interest.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(15) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      QUARTER
                             ---------------------------------------------------------
                                FIRST          SECOND         THIRD         FOURTH
                             ------------   ------------   ------------   ------------
YEAR ENDED
  DECEMBER 31, 1996:
Net revenues, as
  previously reported        $ 68,423,000   $ 75,065,000   $ 76,397,000   $ 63,468,000
Reclassifications                 135,000        152,000            -              -
                             ------------   ------------   ------------   ------------

Net revenues                 $ 68,558,000   $ 75,217,000   $ 76,397,000   $ 63,468,000
                             ============   ============   ============   ============

Net loss                     $ (9,796,000)  $ (8,327,000)  $ (7,671,000)  $ (9,772,000)
                             ============   ============   ============   ============

Net loss per
  common share               $      (1.89)  $      (1.60)  $      (1.48)  $      (1.89)
                             ============   ============   ============   ============

YEAR ENDED
 DECEMBER 31, 1995:
Net revenues, as
  previously reported        $ 73,221,000   $ 74,757,000   $ 83,344,000   $ 72,471,000
Reclassifications                 150,000        150,000         94,000        150,000
                             ------------   ------------   ------------   ------------

Net revenues                 $ 73,371,000   $ 74,907,000   $ 83,438,000   $ 72,621,000
                             ============   ============   ============   ============

Net (loss) income            $ (2,990,000)  $    318,000   $  2,343,000   $ (3,958,000)
                             ============   ============   ============   ============

Net (loss) income per
  common share               $       (.58)  $        .06   $        .45   $       (.76)
                             ============   ============   ============   ============

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING   AND
         FINANCIAL DISCLOSURE

     GBCC had no disagreements with its independent accountants to report under this item.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is incorporated herein by reference from GBCC's definitive proxy statement relating to its Annual Meeting of Shareholders to be held on May 20, 1997 (the "Definitive Proxy Statement"), filed with the Securities and Exchange Commission under the captions "Election of Directors" and "Management."

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference from GBCC's Definitive Proxy Statement, under the caption "Remuneration of Directors and Executive Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference from GBCC's Definitive Proxy Statement, under the caption "Voting Rights and Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is incorporated herein by reference from GBCC's Definitive Proxy Statement, under the caption "Transactions with Management."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

     1.  FINANCIAL STATEMENTS

       The financial statements filed as part of this report are listed on the Index to Financial Statements on page 25.

     2.  FINANCIAL STATEMENT SCHEDULES

     --  Report of Independent Public Accountants
     -- Schedule I; Condensed Financial Information of Registrant, Greate Bay Casino Corporation (Parent Company):
         --  Balance Sheets
         --  Statements of Operations
         --  Statements of Cash Flows
         --  Note to Parent Company Financial Statements
     --  Schedule II; Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     3.  EXHIBITS

       @3.1    --    Certificate of Incorporation of Pratt Hotel Corporation
                     ("PHC", now known as GBCC) as amended. (Exhibit 3.1)
        3.2    --    Amendment to Certificate of Incorporation of PHC.
       @3.3    --    Amended Bylaws of PHC. (Exhibit 3.2)
       +4.1    --    Form of Indenture among PCPI Funding Corp., Pratt Casino
                     Properties and PHC and First Interstate Bank of Dallas as
                     Trustee (including form of Security). (Exhibit 10.4)
       +4.2    --    First Supplemental Indenture, dated as of February 27,
                     1989, among PCPI Funding Corp., First Interstate Bank of
                     Texas, N.A., PHC and Pratt Casino Properties. (Exhibit
                     10.11)
      **4.3    --    Indenture dated as of February 15, 1994 between GB Property
                     Funding Corp. as Issuer, GB Holdings, Inc. and GBHC as
                     Guarantors, and Shawmut Bank Connecticut, N.A. as Trustee.
                     (Exhibit 10.5)
      **4.4    --    Mortgage, Fixture Filing and Security Agreement dated
                     February 17, 1994, by GBHC in favor of Shawmut Bank
                     Connecticut, National Association, as Mortgagee. (Exhibit
                     10.51).
      **4.5    --    Security Agreement dated February 17, 1994 made by GB
                     Property Funding Corp., GBHC, GB Holdings, Inc., Advanced
                     Casino Systems International, Inc. Computerized Management
                     System International, Inc. and any Additional Collateral
                     Grantor to Shawmut Bank Connecticut, National Association,
                     as Trustee. (Exhibit 10.52)
      **4.6    --    Collateral Assignment of Leases dated as of February 17,
                     1994, by GBHC, in favor of Shawmut Bank Connecticut,
                     National Association, as Assignee. (Exhibit 10.53)
      **4.7    --    Indenture dated as of February 15, 1994 between PRT Funding
                     Corp. as Issuer, Pratt Casino Corporation as Guarantor and
                     Shawmut Bank, N.A. as Trustee. (Exhibit 10.54)
      ++9.1    --    Voting Trust Agreement dated as of May 31, 1990 by and
                     between Crystal A. Pratt and Jack E. Pratt. (Exhibit 9.1)
      ++9.2    --    Voting Interest Trust Agreement dated as of November 9,
                     1987 between the partners of J.E. Pratt Co. I and William
                     D. Pratt. (Exhibit 9.2)
      +10.1    --    Management Services Agreement dated August 19, 1987,
                     between Pratt Hotel Management, Inc. ("PHMI") and GBHC.
                     (Exhibit 10.1)
      +10.2    --    Overhead Allocation Agreement, effective as of January 1,
                     1988, between PHC and PHMI. (Exhibit 10.2)
      +10.3    --    Amended License Agreement by and between Hughes Properties,
                     Inc. and PHC dated May 19, 1987. (Exhibit 10.3)
      +10.4    --    Management Agreement by and between Southmark San Juan,
                     Inc., owner, and SJPR Inc., operator, dated September 15,
                     1987, as amended. (Exhibit 10.16)
      +10.5    --    Tax Allocation Agreement by and among PHC, PPI Corporation,
                     Greate Bay Hotel Corporation, Pratt Casino Properties,
                     Pacsa No. 2, Inc., Pacsa No. 3, Inc., Pratt Hotel Funding,
                     Inc. and Greate Bay Property Funding Corp., effective as of
                     January 1, 1987. (Exhibit 10.17)
      +10.6    --    Tax Allocation Agreement by and among Pratt Casino
                     Properties, BPHC Acquisition, Inc., PHMI, Greate Bay Casino
                     Corporation, PCPI Funding Corp. and GBHC effective as of
                     January 1, 1987. (Exhibit 10.18)

    @@@10.7    --    Fifth Amendment to Employment Agreement dated January 1,
                     1997, between HCC and Jack E. Pratt. (Exhibit 10.1)
    @@@10.8    --    Fifth Amendment to Employment Agreement dated January 1,
                     1997, between HCC and Edward T. Pratt, Jr. (Exhibit 10.2)
    @@@10.9    --    Fifth Amendment to Employment Agreement dated January 1,
                     1997, between HCC and William D. Pratt. (Exhibit 10.3)
   @@@10.10    --    Employment Agreement dated May 1, 1996 by and between HCC
                     and Edward T. Pratt III. (Exhibit 10.4)
    @@10.11    --    Employment Agreement, as amended, dated November 17, 1995
                     between GBHC and Leonard M. DeAngelo. (Exhibit 10.15)
    @@10.12    --    Employment Agreement dated January 1, 1996, between ACSC
                     and Lawrance C. Cole. (Exhibit 10.16)
      10.13    --    Employment Agreement dated December 1, 1995, as amended,
                     between GBHC and Robert J. DeSalvio.
     *10.14    --    Management Services Agreement dated as of June 21, 1991,
                     between HCA and Greate Bay Casino Corporation (the
                     "Management Services Agreement"). (Exhibit 10.34)
     *10.15    --    First Amendment to the Management Services Agreement dated as of May 14, 1992. (Exhibit 10.35)
     *10.16    --    Technical Services Agreement dated February 21, 1992,
                     between HCA and PHC (the "Technical Services Agreement").
                     (Exhibit 10.42)
     *10.17    --    First Amendment to the Technical Services Agreement dated
                     May 14, 1992. (Exhibit 10.43)
    **10.18    --    Agreement of Limited Partnership of Pratt Management, L.P.
                     (Exhibit 10.55)
   ***10.19    --    Consulting Agreement dated as of January 1, 1994 between
                     PCC, as the Consultant, and HWCC - Tunica, Inc.
   ***10.20    --    Computer Services Agreement dated as of January 1, 1994
                     between Summit Tunica Partnership and Advanced Casino
                     Systems Corporation.
      10.21    --    Consent to sale between Metroplex Limited and PHC dated
                     November 30, 1995.
       21.1    --    Subsidiaries of GBCC.
       23.1    --    Consent of Arthur Andersen LLP
       27.1    --    Financial Disclosure Schedule

_______________________

        @ Incorporated by reference from the exhibit shown in parenthesis to GBCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

       @@ Incorporated by reference from the exhibit shown in parenthesis to Hollywood Casino Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

      @@@ Incorporated by reference from the exhibit shown in parenthesis to Hollywood Casino Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

        + Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-58732) for Hollywood Casino Corporation as filed with the SEC on May 27, 1993.

       ++ Incorporated by reference from the exhibit shown in parenthesis filed in GBCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

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

(b)  REPORTS ON FORM 8-K.

     GBCC did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 27, 1997.

                                 GREATE BAY CASINO CORPORATION
                                 By:  /s/  Jack E. Pratt
                                    --------------------------------------------
                                           Jack E. Pratt
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

        SIGNATURE                     TITLE                   DATE
        ---------                     -----                   ----

/s/       Jack E. Pratt         Chairman of the Board,    March 27, 1997
-----------------------------     Chief Executive
          Jack E. Pratt           Officer and Director


/s/    Edward T. Pratt, Jr.     Vice Chairman of the      March 27, 1997
-----------------------------     Board, Treasurer and
       Edward T. Pratt, Jr.       Director


/s/    Edward T. Pratt III      President and Chief       March 27, 1997
-----------------------------     Operating Officer
       Edward T. Pratt III

/s/     William D. Pratt        Executive Vice            March 27, 1997
-----------------------------     President, General
        William D. Pratt          Counsel, Secretary
                                  and Director

/s/      John C. Hull           Corporate Controller      March 27, 1997
-----------------------------
         John C. Hull

/s/    Bernard A. Capaldi       Director                  March 27, 1997
-----------------------------
       Bernard A. Capaldi

/s/      Edward D. Muir         Director                  March 27, 1997
-----------------------------
         Edward D. Muir

                  INDEX TO FINANCIAL STATEMENT SCHEDULES



GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

        --   Report of Independent Public Accountants

        --   Schedule I; Condensed Financial Information of Registrant:
             --   Balance Sheets
             --   Statements of Operations
             --   Statements of Cash Flows
             --   Note to Parent Company Financial Statements

        --   Schedule II; Valuation and Qualifying Accounts

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To Greate Bay Casino Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Greate Bay Casino Corporation and subsidiaries (formerly Pratt Hotel Corporation) included in this Form 10-K and have issued our report thereon dated March 21, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statement schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                    ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 21, 1997

                                                                      SCHEDULE I
                                                                          PAGE 1

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 GREATE BAY CASINO CORPORATION (PARENT COMPANY)

                                 BALANCE SHEETS
                                     ASSETS

                                                      DECEMBER 31,
                                             -----------------------------
                                                 1996             1995
                                             -------------     -----------

Cash and cash equivalents                    $   2,246,000     $   319,000
Accounts receivable                                    -           108,000
Due from affiliates                              4,233,000       1,169,000
Other current assets                                13,000          13,000
                                             -------------     -----------

 Total current assets                            6,492,000       1,609,000
                                             -------------     -----------

Notes receivable                                       -         9,222,000
Due from affiliate                              15,000,000       6,262,000
                                             -------------     -----------

                                             $  21,492,000     $17,093,000
                                             =============     ===========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current maturities of long-term debt         $         -       $   358,000
Accounts payable and accrued liabilities           460,000         445,000
Due to affiliates                               10,252,000       6,530,000
                                             -------------     -----------

 Total current liabilities                      10,712,000       7,333,000
                                             -------------     -----------

Long-term debt                                  34,016,000      36,150,000
                                             -------------     -----------

Other noncurrent liabilities                       894,000       3,820,000
                                             -------------     -----------

Due to affiliates                               10,505,000       8,773,000
                                             -------------     -----------

Investment in and advances to affiliates       124,572,000      99,432,000
                                             -------------     -----------

Shareholders' deficit:
 Common stock, $.10 par value per share,
  10,000,000 shares authorized, 5,186,627
  shares issued and outstanding                    519,000         519,000
 Additional paid-in capital                     38,557,000      23,783,000
 Accumulated deficit                          (198,283,000)   (162,717,000)
                                             -------------     -----------

                                              (159,207,000)   (138,415,000)
                                             -------------     -----------

                                             $  21,492,000     $17,093,000
                                             =============     ===========

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                                                                          PAGE 2

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 GREATE BAY CASINO CORPORATION (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS


                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                          1996           1995          1994
                                      -------------  ------------  ------------

REVENUES
Overhead allocation fees              $    600,000   $   600,000   $   600,000
Other                                          -             -         424,000
                                      ------------   -----------   -----------

                                           600,000       600,000     1,024,000
                                      ------------   -----------   -----------

EXPENSES
General and administrative
 expense                                   415,000       291,000       300,000
                                      ------------   -----------   -----------

 Income from operations                    185,000       309,000       724,000
                                      ------------   -----------   -----------

Non-operating income (expense):
 Interest income                         2,281,000     2,239,000     1,786,000
 Interest expense                       (6,674,000)   (6,621,000)   (7,584,000)
 Loss on sale of assets                   (625,000)          -             -
                                      ------------   -----------   -----------

  Total non-operating expense, net      (5,018,000)   (4,382,000)   (5,798,000)
                                      ------------   -----------   -----------
Loss before income tax benefit
 and other item                         (4,833,000)   (4,073,000)   (5,074,000)
Income tax benefit                             -             -             -
                                      ------------   -----------   -----------

 Loss before other item                 (4,833,000)   (4,073,000)   (5,074,000)
Equity in (losses) earnings of
 consolidated subsidiaries             (30,733,000)     (214,000)      578,000
                                      ------------   -----------   -----------

Net loss                              $(35,566,000)  $(4,287,000)  $(4,496,000)
                                      ============   ===========   ===========

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                                                                          PAGE 3

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 GREATE BAY CASINO CORPORATION (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                        YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                   1996          1995          1994
                                                               ------------  ------------  -------------

NET CASH (USED IN) PROVIDED BY OPERATING
 ACTIVITIES                                                    $(1,577,000)  $(2,023,000)  $ 12,142,000
                                                               -----------   -----------   ------------

INVESTING ACTIVITIES:
  Collections on notes receivable                                9,361,000       103,000      7,614,000
  Proceeds from disposition of assets                            2,581,000           -              -
  Purchase of mortgage note                                            -             -       (5,750,000)
  Investments in and advances to unconsolidated affiliates      (2,946,000)   (1,675,000)      (660,000)
  Investments in consolidated subsidiaries                          (3,000)          -              -
  Net (advances to) repayments from consolidated affiliates     (9,366,000)    1,158,000       (152,000)
                                                               -----------   -----------   ------------

  Net cash (used in) provided by investing activities             (373,000)     (414,000)     1,052,000
                                                               -----------   -----------   ------------

FINANCING ACTIVITIES:
  Net borrowings from affiliates                                 6,015,000     2,050,000      5,360,000
  Repayments of long-term debt                                  (2,138,000)     (317,000)   (17,802,000)
  Issuance of common stock                                             -             -           27,000
                                                               -----------   -----------   ------------

   Net cash provided by (used in) financing activities           3,877,000     1,733,000    (12,415,000)
                                                               -----------   -----------   ------------

   Net increase (decrease) in cash and cash equivalents          1,927,000      (704,000)       779,000
    Cash and cash equivalents at beginning of year                 319,000     1,023,000        244,000
                                                               -----------   -----------   ------------

    Cash and cash equivalents at end of year                   $ 2,246,000   $   319,000   $  1,023,000
                                                               ===========   ===========   ============

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                                                                          PAGE 4

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 GREATE BAY CASINO CORPORATION (PARENT COMPANY)

                  NOTE TO PARENT COMPANY FINANCIAL STATEMENTS


(1)  SCHEDULED PAYMENT OF LONG-TERM DEBT

     All of Greate Bay Casino Corporation's ("GBCC") long-term debt is due in April 1998.

     GBCC paid interest of $6,476,000, $6,635,000 and $39,255,000, respectively, during the years ended December 31, 1996, 1995 and 1994.



          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                     SCHEDULE II

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              (FORMERLY PRATT HOTEL CORPORATION AND SUBSIDIARIES)

                       VALUATION AND QUALIFYING ACCOUNTS


                                                            AMOUNTS
                                              BALANCE AT   CHARGED TO                           BALANCE
                                               BEGINNING    COSTS AND                           AT END
                                               OF PERIOD    EXPENSES        DEDUCTIONS         OF PERIOD
                                              -----------  -----------  -------------------   -----------

DESCRIPTION
-----------

YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful
    accounts receivable                       $16,496,000   $2,167,000  $    (3,139,000) (1)  $15,524,000
   Allowance for obligatory
    investments                                 3,792,000    1,344,000         (735,000) (2)    4,401,000
                                              -----------   ----------  ---------------       -----------
                                              $20,288,000   $3,511,000  $    (3,874,000)      $19,925,000
                                              ===========   ==========  ===============       ===========

YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful
    accounts receivable                       $15,297,000   $2,988,000  $    (1,789,000) (1)  $16,496,000
  Allowance for obligatory
    investments                                 2,458,000    1,457,000         (123,000) (2)    3,792,000
                                              -----------   ----------  ---------------       -----------
                                              $17,755,000   $4,445,000  $    (1,912,000)      $20,288,000
                                              ===========   ==========  ===============       ===========


YEAR ENDED DECEMBER 31, 1994:
  Allowance for doubtful
    accounts receivable                       $14,814,000   $3,283,000  $    (2,800,000) (1)  $15,297,000
  Allowance for obligatory
    investments                                 3,065,000      617,000       (1,224,000) (2)    2,458,000
                                              -----------   ----------  ---------------       -----------
                                              $17,879,000   $3,900,000  $    (4,024,000)      $17,755,000
                                              ===========   ==========  ===============       ===========



______________________________

(1)  Represents net write-offs of uncollectible accounts.

(2) Represents write-offs of obligatory investments in connection with the contribution of certain obligatory investments to the Casino Reinvestment Development Authority.



          The accompanying notes to consolidated financial statements are an integral part of this schedule.