Form 10-Q
period 1997-03-31
PRATT HOTEL CORP /DE/
filed 1997-05-14
CIK 30117

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                               -------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the transition period from _______________________ to ______________________
Commission file number  1-6339
                       ------------

                         GREATE BAY CASINO CORPORATION
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

              Delaware                               75-1295630
----------------------------------------- --------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

     Two Galleria Tower, Suite 2200
         13455 Noel Road, LB 48
            Dallas, Texas                                75240
----------------------------------------- --------------------------------------
(Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code)        (972) 386-9777
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

              Class                             Outstanding at May 12, 1997
----------------------------------------- --------------------------------------
     Common Stock, $.10 par value                    5,186,627 shares

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


PART I: FINANCIAL INFORMATION
-----------------------------

Introductory Notes to Consolidated Financial Statements
-------------------------------------------------------

     Greate Bay Casino Corporation, a Delaware corporation, and its subsidiaries ("GBCC") are engaged primarily in the ownership, operation and management of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"); the management of a riverboat gaming and entertainment facility located in Aurora, Illinois (the "Aurora Casino") and providing consulting services to a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino"). GBCC has also engaged in the casino gaming business in Puerto Rico and the management of hotels in the United States. GBCC's outstanding common shares are listed and traded on the American Stock Exchange under the symbol GBY. Prior to December 31, 1996, Hollywood Casino Corporation ("HCC", a Delaware corporation) owned approximately 80% of the outstanding common stock of GBCC. Effective December 31, 1996, HCC distributed such stock to its shareholders; as a result, approximately 37% of GBCC's outstanding stock is owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 53% of HCC. HCC owns the Aurora Casino and the Tunica Casino.

     A significant portion of GBCC's assets relate to its wholly owned subsidiary, Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands. Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September; consequently, the results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

     The consolidated financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 have been prepared by GBCC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of March 31, 1997, and the results of its operations and cash flows for the three month periods ended March 31, 1997 and 1996.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in GBCC's 1996 Annual Report on Form 10-K.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                                 March 31,         December 31,
                                                    1997               1996
                                               --------------     --------------

Current Assets:
 Cash and cash equivalents                     $  21,431,000      $  22,991,000
 Short-term investment                                     -          2,000,000
 Accounts receivable, net of allowances
  of $14,757,000 and $15,524,000,
  respectively                                     9,955,000         10,656,000
 Inventories                                       3,910,000          4,016,000
 Due from affiliates                               2,738,000          2,525,000
 Deferred income taxes                             1,614,000          1,627,000
 Refundable deposits and other
  current assets                                   2,278,000          2,388,000
                                               -------------      -------------

  Total current assets                            41,926,000         46,203,000
                                               -------------      -------------

Property and Equipment:
 Land                                             38,957,000         38,957,000
 Buildings and improvements                      185,508,000        185,508,000
 Operating equipment                              93,471,000         92,769,000
 Construction in progress                          1,595,000          1,535,000
                                               -------------      -------------

                                                 319,531,000        318,769,000
 Less - accumulated depreciation
  and amortization                              (165,160,000)      (161,882,000)
                                               -------------      -------------

  Net property and equipment                     154,371,000        156,887,000
                                               -------------      -------------

Other Assets:
 Obligatory investments                            6,650,000          6,382,000
 Deferred financing costs                          7,379,000          7,653,000
 Other assets                                      4,165,000          4,220,000
                                               -------------      -------------

  Total other assets                              18,194,000         18,255,000
                                               -------------      -------------

                                               $ 214,491,000      $ 221,345,000
                                               =============      =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                 March 31,         December 31,
                                                    1997               1996
                                               --------------     --------------

Current Liabilities:
 Borrowings from affiliate                     $   6,750,000      $   6,750,000
 Short-term credit facilities                              -          2,000,000
 Current maturities of long-term debt              5,585,000          3,127,000
 Accounts payable                                  7,160,000          8,981,000
 Accrued liabilities -
  Salaries and wages                               5,629,000          5,090,000
  Interest                                         9,366,000         11,673,000
  Insurance                                        3,343,000          3,276,000
  Other                                            6,613,000          6,687,000
 Other current liabilities                         4,282,000          5,479,000
                                               -------------      -------------

  Total current liabilities                       48,728,000         53,063,000
                                               -------------      -------------

Long-Term Debt                                   322,362,000        322,897,000
                                               -------------      -------------

Other Noncurrent Liabilities                       4,031,000          3,592,000
                                               -------------      -------------

Due to Affiliate                                   1,000,000          1,000,000
                                               -------------      -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding            519,000            519,000
 Additional paid-in capital                       38,557,000         38,557,000
 Accumulated deficit                            (200,706,000)      (198,283,000)
                                               -------------      -------------

  Total shareholders' deficit                   (161,630,000)      (159,207,000)
                                               -------------      -------------

                                               $ 214,491,000      $ 221,345,000
                                               =============      =============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                       1997          1996
                                                   ------------  -------------
Revenues:
 Casino                                            $58,330,000   $ 57,605,000
 Rooms                                               2,237,000      3,524,000
 Food and beverage                                   7,920,000      8,950,000
 Other                                               5,964,000      5,598,000
                                                   -----------   ------------

                                                    74,451,000     75,677,000
 Less - promotional allowances                      (6,255,000)    (7,119,000)
                                                   -----------   ------------

  Net revenues                                      68,196,000     68,558,000
                                                   -----------   ------------

Expenses:
 Casino                                             49,009,000     54,494,000
 Rooms                                                 596,000      1,179,000
 Food and beverage                                   2,339,000      2,951,000
 Other                                                 533,000        958,000
 General and administrative                          4,498,000      5,077,000
 Depreciation and amortization                       3,967,000      5,255,000
                                                   -----------   ------------

  Total expenses                                    60,942,000     69,914,000
                                                   -----------   ------------

 Income (loss) from operations                       7,254,000     (1,356,000)
                                                   -----------   ------------

Non-operating income (expenses):
 Interest income                                       227,000        574,000
 Interest expense                                   (9,736,000)    (9,860,000)
 Gain on disposal of assets                              7,000         15,000
                                                   -----------   ------------

  Total non-operating expense, net                  (9,502,000)    (9,271,000)
                                                   -----------   ------------

Loss before income taxes                            (2,248,000)   (10,627,000)
 Income tax (provision) benefit                       (175,000)       831,000
                                                   -----------   ------------

Net loss                                           $(2,423,000)  $ (9,796,000)
                                                   ===========   ============

Net loss per common share                          $      (.47)  $      (1.89)
                                                   ===========   ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                     ------------------------------
                                                                         1997             1996
                                                                     ------------      ------------
OPERATING ACTIVITIES:
 Net loss                                                            $(2,423,000)      $(9,796,000)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization, including
    accretion of debt discount                                         5,948,000         7,003,000
  Gain on sale of assets                                                  (7,000)          (15,000)
  Provision for doubtful accounts                                        650,000           567,000
  Deferred income tax benefit                                                  -           (67,000)
  Increase in accounts receivable and due from affiliate                (162,000)         (166,000)
  Decrease in accounts payable and
    other accrued liabilities                                         (3,596,000)         (777,000)
  Net change in other current assets and liabilities                    (960,000)         (686,000)
  Net change in other noncurrent assets and liabilities                  (58,000)          (53,000)
                                                                     -----------       -----------

    Net cash used in operating activities                               (608,000)       (3,990,000)
                                                                     -----------       -----------

INVESTING ACTIVITIES:
 Net property and equipment additions                                   (731,000)       (2,024,000)
 Proceeds from disposal of assets                                          7,000            15,000
 Collections on notes receivable                                               -            27,000
 Obligatory investments                                                 (670,000)         (762,000)
 Short-term investments                                                2,000,000                 -
 Distributions from unconsolidated affiliate                             500,000                 -
                                                                     -----------       -----------

    Net cash provided by (used in) investing activities                1,106,000        (2,744,000)
                                                                     -----------       -----------

FINANCING ACTIVITIES:
 Net (repayments) borrowings on credit facilities                     (2,000,000)        2,000,000
 Repayments of long-term debt                                            (58,000)         (136,000)
                                                                     -----------       -----------

  Net cash (used in) provided by financing activities                 (2,058,000)        1,864,000
                                                                     -----------       -----------

  Net decrease in cash and cash equivalents                           (1,560,000)       (4,870,000)
  Cash and cash equivalents at beginning of period                    22,991,000        28,067,000
                                                                     -----------       -----------

  Cash and cash equivalents at end of period                         $21,431,000       $23,197,000
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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization, Business and Basis of Presentation

     Greate Bay Casino Corporation, a Delaware corporation, and its subsidiaries ("GBCC"), are engaged in the operation or management of casino properties. GBCC's principal assets are the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and management and consulting contracts with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica, Mississippi (the "Tunica Casino") (see Note 5). GBCC, through its subsidiaries and various joint ventures, has also engaged to a lesser extent in other hotel and casino operations in the United States and the Caribbean.

     Prior to December 31, 1996, Hollywood Casino Corporation ("HCC", a Delaware corporation) owned approximately 80% of the outstanding common stock of GBCC. Effective December 31, 1996, HCC distributed such stock to its shareholders; as a result, approximately 37% of GBCC's outstanding stock is owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 53% of HCC. HCC owns the Aurora Casino and the Tunica Casino.

     GBCC estimates that a significant amount of the Sands' revenues are derived from patrons living in southeastern Pennsylvania, northern New Jersey and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue or intensify in the future.

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

     The consolidated financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 have been prepared by GBCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of March 31, 1997, and the results of its operations and cash flows for the three month periods ended March 31, 1997 and 1996.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)




     The accompanying consolidated financial statements have been prepared assuming GBCC and its subsidiaries will continue as going concerns. Greate Bay Hotel and Casino, Inc. ("GBHC"), which is GBCC's most significant operating subsidiary, owns and operates the Sands and incurred a net loss exclusive of management fees of $26,726,000 in 1996 which in turn generated an operating cash flow deficit of $6,070,000. As a consequence, GBHC has had to rely on borrowings from affiliates to meet its debt service requirements and to fund working capital needs during its seasonal low operating periods. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during 1997 is limited. HCC, which has loaned $6,500,000 to GBCC for use by the Sands (see Note
2), is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3,500.000.

     GBHC's principal and interest requirements during the twelve month period ending March 31, 1998 amount to $25,308,000. Due to mild winter weather conditions compared to a year ago and an abatement of the intense marketing competition for bus customers, operating results for the first quarter of 1997 reflect a substantial improvement over 1996. In the absence of a resumption of the marketing wars which plagued Atlantic City casinos in 1996 or other unforeseen events, management believes its operating plan for 1997 is attainable and will provide sufficient funds from operating cash flow which, together with funds available from affiliates, if required, will enable GBHC to satisfy its debt service requirements through the first quarter of 1998.

(2)  Short-Term Credit Facilities and Borrowings from Affiliates

     As of December 31, 1996, GBHC had $2,000,000 outstanding under a bank line of credit. Borrowings under the line of credit were guaranteed to the extent of $2,000,000 by another subsidiary of GBCC, which pledged a certificate of deposit in the face amount of $2,000,000 as collateral for the line of credit. The line of credit was repaid upon maturity of the certificate of deposit during January 1997 and the line of credit was cancelled.

     GBCC and its subsidiaries had outstanding affiliate borrowings from HCC of $7,750,000 as of both March 31, 1997 and December 31, 1996. Of the amounts borrowed, $1,000,000, which is not due until April 1, 1998, is classified as noncurrent in the accompanying consolidated balance sheets at March 31, 1997 and December 31, 1996. In addition, $250,000 is due on demand, or if no demand is made, on April 1, 1998. Such borrowings from HCC bear interest at the rate of 14% per annum, payable semiannually. During the third quarter of 1996, GBCC borrowed an additional $6,500,000 from HCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996; such funds were loaned by GBCC to GBHC for working capital purposes on the same terms.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

(3)  Long-Term Debt and Pledge of Assets

     Substantially all of GBCC's assets are pledged in connection with GBCC's long-term indebtedness. Additionally, the indentures with respect to the February 1994 refinancing of substantially all of GBCC's casino related outstanding debt contain certain cross-default provisions.


                                                     March 31,    December 31,
                                                       1997           1996
                                                   -------------  -------------

10 7/8% first mortgage notes, due 2004 (a)         $185,000,000   $185,000,000
11 5/8% senior notes, due 2004 (b)                   85,000,000     85,000,000
14 7/8% secured promissory note, due 2006, net of
 discount of $42,034,000 and $44,015,000,
 respectively (c)                                    56,319,000     54,338,000
Other                                                 1,628,000      1,686,000
                                                   ------------   ------------

Total indebtedness                                  327,947,000    326,024,000
 Less - current maturities                           (5,585,000)    (3,127,000)
                                                   ------------   ------------

Total long-term debt                               $322,362,000   $322,897,000
                                                   ============   ============


(a) On February 17, 1994, a subsidiary of GBCC issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes") and collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 will become due on each interest payment date with the balance due at maturity. Such semiannual payments may be made in cash or by tendering to the trustee 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. GB Property Funding acquired $2,500,000 face amount of 10 7/8% First Mortgage Notes during May 1997 which it intends to use to make its July 15, 1997 required principal payment. The 10 7/8% First Mortgage Notes are redeemable at the option of the issuer, in whole or in part, on or after January 15, 1999 at stated redemption prices ranging up to 104.08% of par plus accrued interest.

     The indenture for the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture requires the maintenance of certain cash balances and requires minimum expenditures, as defined in the indenture, for property and fixture renewals, replacements and betterments at the Sands.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

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

(c) On February 17, 1994, PPI Funding Corp., a newly formed subsidiary of GBCC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for the $38,779,000 principal amount of 15 1/2% unsecured notes held by HCC and issued by PCPI Funding Corp., a subsidiary of GBCC (the "PCPI Notes"). The increased principal amount of the new notes included a call premium on the exchange ($1,745,000) equal to 4 1/2% of the principal amount of PCPI Notes exchanged; such premium was paid to all third party holders of $58,364,000 principal amount of PCPI Notes concurrently redeemed. The PPI Funding Notes were discounted to yield interest at the rate of 14 7/8% per annum and had an original face value of $110,636,000. Subsequent principal payments by PPI Funding Corp. have reduced the maturity value of the notes to $98,353,000. Payment of interest is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of GBCC. Subsequent to March 31, 1997, HCC assigned a portion of the PPI Funding Notes to GBCC (see Note 8).

     Scheduled payments of long-term debt as of March 31, 1997 are set forth below:


        1997 (nine months)    $  3,069,000
        1998                     5,068,000
        1999                     5,074,000
        2000                     5,079,000
        2001                     5,467,000
        Thereafter             346,224,000
                              ------------

        Total                 $369,981,000
                              ------------

     Interest paid amounted to $10,117,000 and $10,181,000, respectively, during the three month periods ended March 31, 1997 and 1996.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

(4)  Income Taxes

     Components of GBCC's (provision) benefit for income taxes consist of the following:


                                                    Three Months Ended
                                                         March 31,
                                                    1997           1996
                                                  ---------      ---------
Federal income tax benefit                        $       -      $       -
State income tax (provision) benefit:
 Current                                           (175,000)       764,000
 Deferred                                                 -         67,000
                                                  ---------      ---------
                                                  $(175,000)     $ 831,000
                                                  =========      =========

     For periods prior to December 31, 1996, GBCC was included in the consolidated federal income tax return of HCC, GBCC's parent prior to that date. Pursuant to agreements between HCC and GBCC, GBCC's provision for federal income taxes was based on the amount of tax which would have been provided if a separate federal income tax return were filed. In addition, HCC compensated GBCC for the use by HCC and its subsidiaries (exclusive of GBCC and its subsidiaries) of GBCC's available tax net operating loss carryforwards ("NOL's"). GBCC paid no federal income taxes for the three month periods ended March 31, 1997 and 1996. GBCC paid state income taxes totaling $3,000 and $25,000 during the three month periods ended March 31, 1997 and 1996, respectively.

     Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the nondeductibility for income tax purposes of certain items, including certain amortization, meals and entertainment and other expenses.

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

     As a result of the distribution of GBCC's stock by HCC to its shareholders, GBCC is no longer included in HCC's consolidated Federal income tax return. At March 31, 1997, GBCC and its subsidiaries have NOL's totaling approximately $80 million for Federal income tax purposes of which approximately $63 million do not begin to expire until the year 2003. Additionally, GBCC and its subsidiaries have various tax credits available totaling approximately $3,200,000, most of which expire by the year 2004. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's, credit carryforwards and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years and

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

the book and tax losses sustained in 1997 to date, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset for all periods presented.

     Sales or purchases of GBCC common stock by certain five percent stockholders, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), can cause a "change of control", as defined in Section 382 of the Code, which would limit the ability of GBCC to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of annual loss carryforwards available for use would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also effect GBCC's utilization of its loss carryforwards.

     The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 and 1994 in which GBCC was included. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position of GBCC.

     The components of the net deferred tax asset were as follows:


                                       March 31,    December 31,
                                         1997           1996
                                     -------------  -------------

Deferred tax assets:
 Net operating loss carryforwards    $ 27,234,000   $ 26,335,000
 Allowance for doubtful accounts        6,348,000      6,428,000
 Investment and jobs tax credits        3,223,000      3,223,000
 Equity losses of unconsolidated
  subsidiaries and joint ventures       3,113,000      3,293,000
 Other liabilities and accruals         3,138,000      3,034,000
 Other                                  2,173,000      2,037,000
                                     ------------   ------------

  Total deferred tax assets            45,229,000     44,350,000
                                     ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization         (8,411,000)    (8,334,000)
 Other                                   (597,000)      (597,000)
                                     ------------   ------------

  Total deferred tax liabilities       (9,008,000)    (8,931,000)
                                     ------------   ------------

Net deferred tax asset                 36,221,000     35,419,000
Valuation allowance                   (36,221,000)   (35,419,000)
                                     ------------   ------------

                                     $        -     $        -
                                     ============   ============

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

(5)  Transactions with Related Parties

     Prior to sale of the property in September 1996, GBCC operated the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which was owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. During the three month period ended March 31, 1996, GBCC made capital expenditures under the hotel operating agreement totaling $885,000. GBCC was also obligated by the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, GBCC utilized funds borrowed from HCC to purchase such underlying indebtedness with a principal balance of $13,756,000 from third parties at a cost of $6,750,000 and subject to third party indebtedness amounting to $2,706,000. The required minimum rental payments (net of debt service receipts) amounted to $131,000 during the three month period ended March 31, 1996. Upon the sale of the hotel by Metroplex, GBCC received proceeds sufficient to repay third party indebtedness of $1,873,000, recover its $6,750,000 acquisition cost of the underlying indebtedness, recover $2,851,000 of its total investment in property improvements and receive additional cash of approximately $770,000.

     Pratt Management, L.P. ("PML"), a limited partnership wholly owned through March 31, 1997 by GBCC, earns, pursuant to a management agreement, a base management fee from Hollywood Casino - Aurora, Inc. ("HCA"), an HCC subsidiary, equal to 5% of the Aurora Casino's operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Such fees totaled approximately $2,727,000 and $2,943,000, respectively, during the three month periods ended March 31, 1997 and 1996. Unpaid fees amounting to $2,109,000 and $2,096,000, respectively, are included in due from affiliates in the accompanying consolidated balance sheets at March 31, 1997 and December 31, 1996. Effective as of April 1, 1997, HCC acquired the general partnership interest in PML from a subsidiary of GBCC (see
Note 8).

     Pursuant to a ten-year consulting agreement with Hollywood Casino -Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino, a subsidiary of GBCC receives monthly consulting fees of $100,000. Total fees earned for each of the three month periods ended March 31, 1997 and 1996 amounted to $300,000.

     GBCC and its subsidiaries share certain general and administrative costs with HCC. Net allocated costs and fees charged to GBCC and its subsidiaries by HCC amounted to $686,000 and $688,000, respectively, during the three month periods ended March 31, 1997 and 1996. In connection with such allocated costs and fees, payables in the amount of $476,000 and $203,000 are included in accounts payable in the accompanying consolidated balance sheets at March 31, 1997 and December 31, 1996, respectively.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

     HCT and Advanced Casino Systems Corporation ("ACSC"), a GBCC subsidiary, entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties as well as a fixed license fee of $33,600 per month ($30,000 prior to January 1, 1997). HCT also reimburses ACSC for its direct costs and expenses incurred under this agreement. Total charges incurred under such agreement amounted to $111,000 and $121,000, respectively, for the three month periods ended March 31, 1997 and 1996. HCA also receives certain computer-related services from GBCC subsidiaries including hardware, software, and operator support. HCA reimburses GBCC for its direct costs and any expenses incurred. Such costs totaled $43,000 and $49,000, respectively, during the three month periods ended March 31, 1997 and 1996.

     GBHC performs certain administrative and marketing services on behalf of HCT and HCA. During the three month periods ended March 31, 1997 and 1996, fees charged by GBHC for such services totaled $268,000 and $329,000, respectively. Unpaid fees amounting to $343,000 and $128,000 are included in due from affiliates in the accompanying consolidated balance sheets at March 31, 1997 and December 31, 1996, respectively.

     On February 17, 1994, PRT Funding Corp., a subsidiary of GBCC, issued $15,000,000 of 14 5/8% junior subordinated notes (the "Junior Subordinated Notes") to HCC. Principal totaling $6,262,000 with respect to the Junior Subordinated Notes was subsequently assigned to GBCC by HCC in recognition of tax net operating losses of GBCC used by HCC. The remaining $8,738,000 of Junior Subordinated Notes, together with interest accrued thereon, was assigned to GBCC by HCC in connection with the distribution of its stock in GBCC to HCC's shareholders on December 31, 1996.

     Interest expense with respect to borrowings from HCC is set forth below:


                                                    Three Months Ended
                                                          March 31,
                                                ------------------------
                                                    1997         1996
                                                ------------  ----------

PPI Funding Notes held by HCC (Note 3)            $1,981,000  $1,749,000
Junior Subordinated Notes                                  -     319,000
Short-term borrowings (Note 2)                       267,000     212,000

     During 1994, a GBCC subsidiary issued $40,524,000 discounted principal amount of PPI Funding Notes in exchange for the PCPI Notes held by HCC (see Note
3). Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balances at March 31, 1997 and December 31, 1996.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     Interest accrued on short-term borrowings at March 31, 1997 and December 31, 1996 amounting to $590,000 and $323,000, respectively, is included in interest payable on the accompanying consolidated balance sheets at March 31, 1997 and December 31, 1996.

(6)  Litigation

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

     Other Litigation
     ----------------

     GBCC and its subsidiaries are parties in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact upon the consolidated financial position or results of operations of GBCC and its subsidiaries. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

(7)  Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 1997 consolidated financial statement presentation. Such reclassifications include the reallocation of certain costs among the various operating departments and general and administrative expenses resulting from the completion of a comprehensive internal review during 1996 of departmental allocations. Management believes that such reclassifications better reflect the matching of costs with the associated revenues.

(8)  Subsequent Event

     Effective as of April 1, 1997, HCC acquired the general partnership interest in PML (see Note 5) owned by a subsidiary of GBCC. PML earns management fees from the Aurora Casino and incurs operating and other expenses with respect to its management thereof. The general partner receives 99% of the first $84,000 of net income earned by the partnership each month and 1% of any income earned above such amount. The GBCC subsidiary received a five-year note in the original amount of $3,800,000, $13,750,000 undiscounted principal amount of PPI Funding Notes (see Note 4) and the assignment of $350,000 of accrued interest due from GBCC in exchange for the general partnership interest.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of GBCC. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations applicable to the gaming industry in general or GBCC in particular, and other risks indicated in GBCC's filing with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "anticipates" and similar expressions as they relate to GBCC or its management are intended to identify forward-looking statements.

     General

     GBCC's consolidated net revenues decreased to $68.2 million during the first quarter of 1997 from $68.6 million for the first quarter of 1996; however, significant reductions in operating expenses during the period resulted in income from operations of $7.3 million in 1997 compared to a loss from operations of $1.4 million during 1996. This improvement in operating results is attributable to operations at the Sands as discussed below.

     The Sands earned income from operations of $2.2 million during the three month period ended March 31, 1997 compared to a loss from operations of $4.9 million reported for the three month period ended March 31, 1996. Operating results during the first quarter of 1997 were favorably impacted by operating efficiencies and by management's decision to discontinue certain aggressive marketing programs. Operating results during the first quarter of 1996 were adversely affected by record winter snowstorms in January, two additional weekend snowstorms in February and the advent of both unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share. Improved weather conditions and a slight increase in slot hold percentage combined to produce an overall increase in net revenues (from $62.8 million in 1996 to $63.2 million in 1997). In addition, marketing and advertising costs decreased by $2.7 million (15.1%) during the first quarter of 1997 compared to the same period of 1996 as a result of an easing in competitive pressures.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)



     Gaming Operations

     The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                            Three Months Ended
                                                 March 31,
                                      -------------------------------
                                          1997               1996
                                      -----------        ------------
                                     (in thousands, except percentages)
Revenues:
 Table games                           $ 19,491              $ 20,175
 Slot machines                           38,000                36,441
 Other (1)                                  839                   989
                                       --------              --------

  Total                                $ 58,330              $ 57,605
                                       ========              ========

Table games:
 Gross Wagering
  (Drop) (2)                           $131,044              $134,388
                                       ========              ========

 Hold Percentages: (3)
  Sands                                   14.9%                 15.0%
  Atlantic City Casino
   Gaming Industry                        15.7%                 16.5%

Slot machines:
 Gross Wagering
  (Handle) (2)                         $454,190              $439,380
                                       ========              ========

 Hold Percentage:(3)
  Sands (4)                                8.4%                  8.3%

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)



     Table games drop at the Sands declined $3.3 million (2.5%) during the three month period ended March 31, 1997 compared with the same period of 1996. The Sands' decrease compares to an increase of 12.2% in table drop for all other Atlantic City casinos during the same period. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 7.2% during the three month period ended March 31, 1997 from 8.2% during the same period of 1996. The Sands' table game drop decrease is primarily attributable to declines in patron volume from the unrated or "mass" segment. Expansions of other Atlantic City casinos resulted in an increase of over 110,000 square feet of gaming space and 106 tables at March 31, 1997 compared to March 31, 1996. Such expansions typically result in intense marketing campaigns which lure the "mass" segment to the new facility. Gaming space at the Sands has remained virtually unchanged since the first quarter of 1996 and the number of table games has decreased by 3.1%. Furthermore, management discontinued certain promotional activities, including the use of "special odds" offered at table games, which also impacted the Sands' table drop.

     Slot machine handle increased $14.8 million (3.4%) during the three month period ended March 31, 1997 compared with the same period of 1996. The Sands' increase in slot machine handle compares with a 5.3% increase in handle for all other Atlantic City casinos. The Sands' average number of slot machines decreased by less than 1% during the first quarter of 1997 compared to an increase of 11.2% for all other Atlantic City casinos. The less than industry-wide increase experienced by the Sands is a result of the same competitive pressures resulting from casino expansions and related marketing campaigns at other properties as discussed above with respect to table games.

     Revenues

     Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, increased slightly by $725,000 (1.3%) for the three month period ended March 31, 1997 compared with the same period of 1996. Increases in slot machine wagering together with an improvement in the slot hold percentage allowed the Sands to overcome the decline in table game and other casino revenues.

     Rooms revenue decreased $1.3 million (36.5%) during the three month period ended March 31, 1997 compared with 1996 as a result of GBCC's sale of its last remaining non-casino hotel property in September 1996. Food and beverage revenues decreased $1 million (11.5%) for the three month period ended March 31, 1997 compared with the prior year period as a result of the aforementioned hotel sale combined with reduced patron volume, the rescheduling of unit operating hours to increase overall profitability and the reduction of certain promotional activities at the Sands. Other revenues increased $366,000 (6.5%) during the three month period ended March 31, 1997 compared to the 1996 period. Decreases resulting from the hotel sale and from reductions in theater entertainment at the Sands were more than offset by the receipt of $1.5 million as a termination fee in connection with the first quarter 1997 sale of a casino/hotel property managed by GBCC.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)



other revenues at the Sands, these allowances decreased to 56.2% during the three month period ended March 31, 1997 from 57.7% during the first quarter of 1996. Such decrease is primarily attributable to reductions in certain marketing programs and other promotional activities.

     Departmental Expenses

     Casino expenses at the Sands decreased $5.5 million (10.1%) during the three month period ended March 31, 1997 compared with 1996. During 1996, an unprecedented and highly aggressive industry-wide attempt to increase market share resulted in significantly higher costs with respect to coin incentive packages. The abatement of these competitive pressures during the first quarter of 1997 together with management's ongoing efforts to create operating efficiencies, have significantly reduced expenses. Such factors have also resulted in a reduction in the allocation of rooms, food and beverage and other expenses to casino expense.

     Rooms expense decreased $583,000 (49.4%) during the first quarter of 1997 compared to the first quarter of 1996 primarily due to the sale of a noncasino hotel and to the decreased allocation of rooms expense to casino expense at the Sands as a result of rooms previously set aside for casino marketing activities now being made available for paying guests. Food and beverage expense decreased by $612,000 (20.7%) during the three month period ended March 31, 1997 compared to the same period in 1996 primarily as a result of the hotel sale noted previously, together with reductions in food and beverage marketing programs at the Sands, the costs of which are allocated to the casino department. Other expenses decreased $425,000 (44.4%) during the three month period ended March 31, 1997 compared with 1996 primarily due to the hotel sale.

     General and Administrative

     General and administrative expenses decreased by $579,000 (11.4%) during the three month period ended March 31, 1997 compared to the 1996 period primarily due to the disposal of GBCC's remaining noncasino hotel properties together with reduced overhead allocations from HCC.

     Depreciation and Amortization

     As a result of a revision in the estimated useful life of the Sands' buildings effective October 1, 1996 and the completion of amortization with respect to certain of its long lived assets, GBCC's depreciation and amortization expense for the first quarter of 1997 decreased by $1.3 million (24.5%) compared to the same period during 1996.

     Interest

     Interest income decreased $347,000 (60.5%) during the first quarter of 1997 compared to the same period during 1996 as a result of GBCC no longer receiving interest income on a note receivable with

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)



respect to a hotel property sold in September 1996 and a reduction in temporary cash investments. Interest expense did not change significantly during the 1997 period compared to the prior year.

     Income Tax Benefit

     From May 1992 through December 31, 1996, GBCC's results of operations were included in HCC's consolidated Federal income tax return. Pursuant to agreements between HCC and GBCC, GBCC's provision for Federal income taxes was based on the amount of tax which would have been provided if a separate Federal income tax return had been filed. As a result of the distribution of GBCC's common stock by HCC to its shareholders, GBCC is no longer included in HCC's consolidated Federal income tax return.

     As of March 31, 1997, GBCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $80 million, of which approximately $63 million do not begin to expire until the year 2003. Additionally, GBCC and its subsidiaries have various tax credits available totaling approximately $3.2 million, most of which expire by the year 2004. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" requires that the tax benefit of such NOL's, credit carryforwards and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that utilization of such NOL's is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years and the book and tax losses sustained in 1997 to date, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at March 31, 1997.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)



LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities

     GBCC's principal assets and sources of revenues are the Sands and management and consulting contracts with the Aurora Casino and the Tunica Casino. During the first quarter of 1997, GBCC's net cash used in operating activities (after net interest expense and income taxes) amounted to $608,000. A GBCC subsidiary receives a base management fee equal to 5% of operating revenues (as defined in the management agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the management agreement) from the operation of the Aurora Casino. Management fees received during the first quarter of 1997 amounted to $2.7 million. During 1994, a subsidiary of GBCC entered into a consulting agreement with HCT with respect to the Tunica Casino which provides for the payment of $1.2 million annually by the Tunica Casino to the subsidiary for consulting services and for reimbursement of direct costs and expenses incurred.

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

     GBCC utilized existing cash, $1.5 million received as a termination fee in connection with the sale of a casino/hotel property managed by GBCC and distributions from an unconsolidated affiliate during the three month period ended March 31, 1997 to meet its operating needs, to repay its $2 million bank line of credit, to fund capital additions totaling $731,000 and to make obligatory investments at the Sands of $670,000.

     Financing Activities

     During February 1994, GBCC completed the refinancing of virtually all of its casino-related outstanding debt. The refinancing was completed through a public offering of $270 million of debt securities consisting of $185 million of 10 7/8% First Mortgage Notes due January 15, 2004 and $85 million of 11 5/8% PRT Funding Notes due April 15, 2004. Proceeds from the debt offerings were used, in part, to refinance outstanding mortgage notes on the Sands and other indebtedness scheduled to mature in 1994, to repay $58.4 million of the other publicly held indebtedness and to provide partial funding for an expansion of gaming space at the Sands. During the first quarter of 1997, GBCC repaid long-term indebtedness of $58,000. Commencing in July 1997, semiannual principal payments of $2.5 million will become due with respect to the 10 7/8% First Mortgage Notes. Such semiannual payments may be made in cash or by tendering to the trustee 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. GB Property Funding acquired $2.5 million face amount of 10 7/8% First Mortgage Notes during May 1997 which it intends to use to make its July 15, 1997 required principal payment. Total scheduled maturities of long-term debt during the remainder of 1997 are $3.1 million.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)




     In connection with the refinancing discussed in the previous paragraph, HCC loaned $15 million on a junior subordinated basis to GBCC at 14 5/8% interest (the "Junior Subordinated Notes"). As of December 31, 1996, HCC had assigned the entire principal amount of the Junior Subordinated Notes together with accrued interest thereon to GBCC in consideration for tax net operating losses of GBCC utilized by HCC in 1994 ($6.3 million principal and $1.9 million interest) and as a capital contribution in connection with the distribution of GBCC stock to HCC's shareholders ($8.7 million principal and $1.8 million interest).

     Also in connection with the refinancing, GBCC issued $40.5 million discounted principal amount of deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38.8 million principal amount of 15 1/2% notes issued by another GBCC subsidiary and held by HCC. Effective as of April 1, 1997, HCC acquired from a GBCC subsidiary the general partnership interest in the limited partnership which holds the Aurora management agreement. The acquisition price for the general partnership interest included a note in the amount of $3.8 million and the assignment of $13.8 million undiscounted principal amount of PPI Funding Notes and $350,000 of accrued interest due from GBCC. Annual principal and interest payments by HCC on the $3.8 million note will approximate the general partner's share of annual partnership distributions which will now be made to HCC. With respect to the assignment of PPI Funding Notes, GBCC has reduced both the amount of its future debt obligation to HCC and its annual non-cash interest expense.

     During the third quarter of 1996, GBCC borrowed $6.5 million from HCC which accrues interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. GBCC loaned such funds to GBHC on similar terms.

     GBHC repaid its $2 million bank line of credit during January 1997 and the line of credit was cancelled.

     Capital Expenditures and Other Investments

     Property and equipment additions during the first quarter of 1997 totaled $731,000, of which capital expenditures at the Sands amounted to approximately $721,000. Management anticipates capital expenditures during the remainder of 1997 will be approximately $4.2 million at the Sands. Projects currently planned during the remainder of 1997 include additional upgrades and improvements to rooms at the Sands, including its higher-end suite product, and other departmental expenditures.

     The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the first quarter of 1997 totaled $670,000 and are anticipated to be approximately $2.4 million during the remainder of 1997.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)





     Summary

     GBHC, which is GBCC's most significant operating subsidiary, incurred a net loss exclusive of management fees of $26.7 million in 1996 which in turn generated an operating cash flow deficit of $6.1 million. As a consequence, GBHC has had to rely on borrowings from affiliates to meet its debt service requirements and to fund working capital needs during its seasonal low operating periods. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during 1997 is limited. HCC, which loaned $6.5 million to GBCC for use by the Sands, is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3.5 million.

     GBHC's principal and interest requirements during the twelve month period ending March 31, 1998 amount to $25 million. Due to mild winter weather conditions compared to a year ago and an abatement of the intense marketing competition for bus customers, operating results for the first quarter of 1997 reflect a substantial improvement over 1996. In the absence of a resumption of the marketing wars which plagued Atlantic City casinos in 1996 or other unforeseen events, management believes that its operating plan for 1997 is attainable and will provide sufficient funds from operating cash flow which, together with funds available from affiliates, if required, will enable GBHC to satisfy its debt service requirements through the first quarter of 1998.

PART II:  OTHER INFORMATION
---------------------------

     The Registrant did not file any reports on form 8-K during the quarter ended March 31, 1997. The Registrant filed its Annual Report on Form 10-K for the year ended December 31, 1996 with the Securities and Exchange Commission on March 31, 1997.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GREATE BAY CASINO CORPORATION



Date:      May 13, 1997                    By: /s/     John C. Hull
     --------------------------               -------------------------------
                                                       John C. Hull
                                                   Corporate Controller