Form 10-Q
period 1997-06-30
PRATT HOTEL CORP /DE/
filed 1997-08-13
CIK 30117

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 1997
                                 -----------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the transition period from ______________________ to _______________________
Commission file number   1-6339
                       --------

                         GREATE BAY CASINO CORPORATION
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                  DELAWARE                                        75-1295630
------------------------------------------------------      --------------------
        (State or other jurisdiction of                       (I.R.S. Employer
         incorporation or organization)                      Identification No.)

     TWO GALLERIA TOWER, SUITE 2200
         13455 NOEL ROAD, LB 48
              DALLAS, TEXAS                                         75240
------------------------------------------------------      --------------------
    (Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number, including area code)            (972) 386-9777
                                                            --------------------

                                (NOT APPLICABLE)
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X         NO
                                               ------        ------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                           OUTSTANDING AT AUGUST 11, 1997
-----------------------------              ------------------------------
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

   A significant portion of GBCC's assets relate to its wholly owned subsidiary, Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands. Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September; consequently, the results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

   The consolidated financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 have been prepared by GBCC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of June 30, 1997, and the results of its operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ended June 30, 1997 and 1996.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS


                                              JUNE 30,      DECEMBER 31,
                                                1997            1996
                                           --------------  --------------

Current Assets:
 Cash and cash equivalents                 $  23,966,000   $  22,991,000
 Short-term investment                                 -       2,000,000
 Accounts receivable, net of allowances
  of $14,521,000 and $15,524,000,
  respectively                                 9,239,000      10,656,000
 Inventories                                   3,828,000       4,016,000
 Due from affiliates                           1,077,000       2,525,000
 Deferred income taxes                         1,506,000       1,627,000
 Refundable deposits and other
  current assets                               3,168,000       2,388,000
                                           -------------   -------------

  Total current assets                        42,784,000      46,203,000
                                           -------------   -------------

Investment in Limited Partnership                780,000               -
                                           -------------   -------------

Property and Equipment:
 Land                                         38,957,000      38,957,000
 Buildings and improvements                  185,508,000     185,508,000
 Operating equipment                          93,892,000      92,769,000
 Construction in progress                      1,755,000       1,535,000
                                           -------------   -------------

                                             320,112,000     318,769,000
 Less - accumulated depreciation
  and amortization                          (168,368,000)   (161,882,000)
                                           -------------   -------------

  Net property and equipment                 151,744,000     156,887,000
                                           -------------   -------------

Other Assets:
 Obligatory investments                        7,178,000       6,382,000
 Deferred financing costs                      7,048,000       7,653,000
 Note receivable from affiliates               3,211,000               -
 Other assets                                  4,119,000       4,220,000
                                           -------------   -------------

  Total other assets                          21,556,000      18.255,000
                                           -------------   -------------

                                           $ 216,864,000   $ 221,345,000
                                           =============   =============


   The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                JUNE 30,      DECEMBER 31,
                                                  1997             1996
                                             -------------    ------------
Current Liabilities:
 Borrowings from affiliate                   $   6,750,000   $   6,750,000
 Short-term credit facilities                            -       2,000,000
 Current maturities of long-term debt            3,043,000       3,127,000
 Accounts payable                                6,614,000       8,981,000
 Accrued liabilities -
  Salaries and wages                             5,240,000       5,090,000
  Interest                                      11,575,000      11,673,000
  Insurance                                      3,398,000       3,276,000
  Other                                          7,203,000       6,687,000
 Other current liabilities                       4,518,000       5,479,000
                                             -------------   -------------

  Total current liabilities                     48,341,000      53,063,000
                                             -------------   -------------

Long-Term Debt                                 316,243,000     322,897,000
                                             -------------   -------------

Other Noncurrent Liabilities                     3,938,000       3,592,000
                                             -------------   -------------

Due to Affiliate                                         -       1,000,000
                                             -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding          519,000         519,000
 Additional paid-in capital                     51,581,000      38,557,000
 Accumulated deficit                          (203,758,000)   (198,283,000)
                                             -------------   -------------

  Total shareholders' deficit                 (151,658,000)   (159,207,000)
                                             -------------   -------------

                                             $ 216,864,000   $ 221,345,000
                                             =============   =============




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                   --------------------------
                                                       1997          1996
                                                   ------------  ------------
Revenues:
 Casino                                            $61,823,000   $65,310,000
 Rooms                                               2,455,000     3,766,000
 Food and beverage                                   8,457,000     9,211,000
 Other                                               1,563,000     3,965,000
                                                   -----------   -----------

                                                    74,298,000    82,252,000
 Less - promotional allowances                      (6,201,000)   (7,035,000)
                                                   -----------   -----------

  Net revenues                                      68,097,000    75,217,000
                                                   -----------   -----------

Expenses:
 Casino                                             51,396,000    58,484,000
 Rooms                                                 671,000     1,422,000
 Food and beverage                                   2,881,000     3,193,000
 Other                                                 619,000     1,074,000
 General and administrative                          3,885,000     5,180,000
 Depreciation and amortization                       3,752,000     5,346,000
                                                   -----------   -----------

  Total expenses                                    63,204,000    74,699,000
                                                   -----------   -----------

 Income from operations                              4,893,000       518,000
                                                   -----------   -----------

Non-operating income (expenses):
 Interest income                                       427,000       529,000
 Interest expense                                   (9,445,000)   (9,880,000)
 Gain (loss) on disposal of assets                      17,000        (2,000)
 Equity in earnings of limited partnership             781,000             -
                                                   -----------   -----------

  Total non-operating expense, net                  (8,220,000)   (9,353,000)
                                                   -----------   -----------

Loss before income taxes and extraordinary item     (3,327,000)   (8,835,000)
 Income tax (provision) benefit                        (35,000)      508,000
                                                   -----------   -----------

Loss before extraordinary item                      (3,362,000)   (8,327,000)
Gain on early extinguishment of debt                   310,000             -
                                                   -----------   -----------

Net loss                                           $(3,052,000)  $(8,327,000)
                                                   ===========   ===========

Net loss per common share:
 Loss before extraordinary item                    $      (.65)  $     (1.60)
 Extraordinary item                                        .06             -
                                                   -----------   -----------

 Net loss                                          $      (.59)  $     (1.60)
                                                   ===========   ===========

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                       ----------------------------
                                                           1997            1996
                                                       ------------   -------------
Revenues:
 Casino                                                $120,153,000   $122,915,000
 Rooms                                                    4,692,000      7,290,000
 Food and beverage                                       16,377,000     18,161,000
 Other                                                    7,527,000      9,563,000
                                                       ------------   ------------

                                                        148,749,000    157,929,000
 Less - promotional allowances                          (12,456,000)   (14,154,000)
                                                       ------------   ------------

  Net revenues                                          136,293,000    143,775,000
                                                       ------------   ------------

Expenses:
 Casino                                                 100,405,000    112,978,000
 Rooms                                                    1,267,000      2,601,000
 Food and beverage                                        5,220,000      6,144,000
 Other                                                    1,152,000      2,032,000
 General and administrative                               8,383,000     10,257,000
 Depreciation and amortization                            7,719,000     10,601,000
                                                       ------------   ------------

  Total expenses                                        124,146,000    144,613,000
                                                       ------------   ------------

 Income (loss) from operations                           12,147,000       (838,000)
                                                       ------------   ------------

Non-operating income (expenses):
 Interest income                                            654,000      1,103,000
 Interest expense                                       (19,181,000)   (19,740,000)
 Gain on disposal of assets                                  24,000         13,000
 Equity in earnings of limited partnership                  781,000              -
                                                       ------------   ------------

  Total non-operating expense, net                      (17,722,000)   (18,624,000)
                                                       ------------   ------------

Loss before income taxes and extraordinary item          (5,575,000)   (19,462,000)
 Income tax (provision) benefit                            (210,000)     1,339,000
                                                       ------------   ------------

Loss before extraordinary item                           (5,785,000)   (18,123,000)
Gain on early extinguishment of debt                        310,000              -
                                                       ------------   ------------

Net loss                                               $ (5,475,000)  $(18,123,000)
                                                       ============   ============

Net loss per common share:
 Loss before extraordinary item                              $(1.12)        $(3.49)
 Extraordinary item                                             .06              -
                                                       ------------   ------------

 Net loss                                                    $(1.06)        $(3.49)
                                                       ============   ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                               --------------------------
                                                                   1997           1996
                                                               -----------   ------------
OPERATING ACTIVITIES:
 Net loss                                                      $(5,475,000)  $(18,123,000)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Gain on early extinguishment of debt                            (310,000)             -
  Depreciation and amortization, including
   accretion of debt discount                                   11,472,000     14,134,000
  Gain on sale of assets                                           (24,000)       (13,000)
  Provision for doubtful accounts                                1,559,000        894,000
  Equity in earnings of limited partnership                       (781,000)             -
  Dividends received from limited partnership                    2,101,000              -
  Deferred income tax benefit                                            -       (107,000)
  (Increase) decrease in accounts receivable and
   due from affiliate                                             (292,000)     1,594,000
  (Decrease) increase in accounts payable and
   other accrued liabilities                                      (931,000)     2,790,000
  Net change in other current assets and liabilities            (1,561,000)    (1,690,000)
  Net change in other noncurrent assets and liabilities            (46,000)      (207,000)
                                                               -----------   ------------

    Net cash provided by (used in) operating activities          5,712,000       (728,000)
                                                               -----------   ------------

INVESTING ACTIVITIES:
  Net property and equipment additions                          (1,312,000)    (5,275,000)
  Proceeds from disposal of assets                                  24,000         13,000
  Decrease in cash from sale of limited partnership interest      (451,000)             -
  Collections on notes receivable                                   78,000         54,000
  Obligatory investments                                        (1,333,000)    (1,432,000)
  Short-term investments                                         2,000,000              -
  Distributions from unconsolidated affiliate                      500,000              -
                                                               -----------   ------------

   Net cash used in investing activities                          (494,000)    (6,640,000)
                                                               -----------   ------------

FINANCING ACTIVITIES:
  Net (repayments) borrowings on credit facilities              (2,000,000)     2,000,000
  Repayments of long-term debt                                  (2,243,000)      (273,000)
                                                               -----------   ------------

  Net cash (used in) provided by financing activities           (4,243,000)     1,727,000
                                                               -----------   ------------

  Net increase (decrease) in cash and cash equivalents             975,000     (5,641,000)
  Cash and cash equivalents at beginning of period              22,991,000     28,067,000
                                                               -----------   ------------

  Cash and cash equivalents at end of period                   $23,966,000   $ 22,426,000
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

   Effective as of April 1, 1997, HCC acquired the general partnership interest in Pratt Management, L.P. ("PML"), the limited partnership which holds the management contract on the Aurora Casino, from PPI Corporation, a wholly owned subsidiary of GBCC. As a result, GBCC's investment in the limited partnership is now being presented under the equity method of accounting (see Note 6). For all periods through March 31, 1997, PML was wholly owned by subsidiaries of GBCC; accordingly, the operating results of PML, together with its assets and liabilities, were consolidated with GBCC for financial statement purposes.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

   The consolidated financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 have been prepared by GBCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of June 30, 1997, and the results of its operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ended June 30, 1997 and 1996.

   The accompanying consolidated financial statements have been prepared assuming GBCC and its subsidiaries will continue as going concerns. Greate Bay Hotel and Casino, Inc. ("GBHC"), which is GBCC's most significant operating subsidiary, owns and operates the Sands and incurred an operating cash flow deficit of $6,070,000 in 1996 and, as a consequence, had to rely on borrowings from affiliates in early 1997 to meet its debt service requirements and to fund working capital needs during its seasonal low operating periods. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during the remainder of 1997 is limited. HCC, which loaned $6,500,000 to GBCC in 1996 for use by the Sands (see Note 2), is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3,500,000. There is no assurance that HCC, which is no longer the parent of GBCC, will agree to provide such additional financial support, if needed.

   Operating results for the first six months of 1997 reflected a substantial improvement over 1996 and were on target with management's operating plan due to mild winter weather conditions compared to a year ago, an abatement of the intense marketing competition for bus customers and implementation of cost containment measures. GBHC's operating results for July, although 34% above July 1996 results, were significantly below expectations primarily due to declines in both gross table games wagering and table games hold percentage and reduced its cash reserves to minimum levels. Revenues for the first ten days of August reflect significant improvement and have thus far enabled GBHC to maintain acceptable working capital levels without additional borrowings from affiliates. In order to meet its debt service requirements of approximately $12,500,000 in January 1998, GBHC will need to achieve its operating plan for the remainder of 1997. Although there can be no assurance that GBHC will achieve projected operating results, management believes that its operating plan for the remainder of 1997 is attainable in the absence of a resumption of marketing wars or other unforeseen events.

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

   GBCC and its subsidiaries had outstanding affiliate borrowings from HCC of $6,750,000 and $7,750,000 as of June 30, 1997 and December 31, 1996,
respectively. Included in the balance at December 31, 1996 was a $1,000,000, 14% note which was assumed by HCC in connection with its acquisition of the general partnership interest in PML. During the third quarter of 1996, GBCC borrowed

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

$6,500,000 from HCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996; such funds were loaned by GBCC to GBHC at the same terms for working capital purposes. An additional $250,000 is due on demand, or if no demand is made, on April 1, 1998 and bears interest at the rate of 14% per annum, payable semiannually.

(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

   Substantially all of GBCC's assets are pledged in connection with GBCC's long-term indebtedness. Additionally, the indentures with respect to the February 1994 refinancing of substantially all of GBCC's casino related outstanding debt contain certain cross-default provisions.

                                                        JUNE 30,     DECEMBER 31,
                                                          1997           1996
                                                      -------------  -------------

 10 7/8% first mortgage notes, due 2004 (a)           $182,500,000   $185,000,000
 11 5/8% senior notes, due 2004 (b)                     85,000,000     85,000,000
 14 7/8% secured promissory note, due 2006, net of
   discount of $34,385,000 and $44,015,000,
   respectively (c)                                     50,218,000     54,338,000
 Other                                                   1,568,000      1,686,000
                                                      ------------   ------------

     Total indebtedness                                319,286,000    326,024,000
   Less - current maturities                            (3,043,000)    (3,127,000)
                                                      ------------   ------------

     Total long-term debt                             $316,243,000   $322,897,000
                                                      ============   ============

----------------
(a) On February 17, 1994, a subsidiary of GBCC issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes") and collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only was payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 are due on each interest payment date with the balance due at maturity. Such semiannual payments may be made in cash or by tendering to the trustee 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. GB Property Funding acquired $2,500,000 face amount of 10 7/8% First Mortgage Notes at a discount during May 1997 which it used during June to make its July 15, 1997 required principal payment. The 10 7/8% First Mortgage Notes are redeemable at the option of the issuer, in whole or in part, on or after January 15, 1999 at stated redemption prices ranging up to 104.08% of par plus accrued interest.

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

(c) On February 17, 1994, PPI Funding Corp., a newly formed subsidiary of GBCC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for the $38,779,000 principal amount of 15 1/2% unsecured notes held by HCC and issued by PCPI Funding Corp., a subsidiary of GBCC (the "PCPI Notes"). The increased principal amount of the new notes included a call premium on the exchange ($1,745,000) equal to 4 1/2% of the principal amount of PCPI Notes exchanged; such premium was paid to all third party holders of $58,364,000 principal amount of PCPI Notes concurrently redeemed. The PPI Funding Notes were discounted to yield interest at the rate of 14 7/8% per annum and had an original face value of $110,636,000. Subsequent principal payments by PPI Funding Corp. reduced the maturity value of the notes to $98,353,000 at December 31, 1996. During the second quarter of 1997, HCC assigned $13,750,000 undiscounted principal amount of the PPI Funding Notes to PPI Corporation as consideration, in part, for HCC's acquisition of the general partnership interest in PML (see Note 5). Such assignment reduced the maturity value of the notes to $84,603,000. Payment of interest is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of GBCC.

     Scheduled payments of long-term debt as of June 30, 1997 are set forth below:


       1997 (six months)    $    509,000
       1998                    5,068,000
       1999                    5,074,000
       2000                    5,079,000
       2001                    5,467,000
       Thereafter            332,474,000
                            ------------

         Total              $353,671,000
                            ------------

     Interest paid amounted to $15,175,000 and $15,675,000, respectively, during the six month periods ended June 30, 1997 and 1996.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(4)  INCOME TAXES

     Components of GBCC's (provision) benefit for income taxes consist of the following:


                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                               JUNE 30,               JUNE 30,
                                         -------------------  ----------------------
                                           1997       1996       1997        1996
                                         ---------  --------  ----------  ----------
Federal income tax benefit               $      -   $      -  $       -   $        -
State income tax (provision) benefit:
 Current                                  (35,000)   468,000   (210,000)   1,232,000
 Deferred                                       -     40,000          -      107,000
                                         --------   --------  ---------   ----------
                                         $(35,000)  $508,000  $(210,000)  $1,339,000
                                         ========   ========  =========   ==========

   For periods prior to December 31, 1996, GBCC was included in the consolidated federal income tax return of HCC, GBCC's parent prior to that date. Pursuant to agreements between HCC and GBCC, GBCC's provision for federal income taxes was based on the amount of tax which would have been provided if a separate federal income tax return were filed. In addition, HCC compensated GBCC for the use by HCC and its subsidiaries (exclusive of GBCC and its subsidiaries) of GBCC's available tax net operating loss carryforwards ("NOL's"). GBCC paid no federal income taxes for the six month periods ended June 30, 1997 and 1996. GBCC paid state income taxes totaling $85,000 and $93,000 during the six month periods ended June 30, 1997 and 1996, respectively.

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

   As a result of the distribution of GBCC's stock by HCC to its shareholders, GBCC is no longer included in HCC's consolidated Federal income tax return. At June 30, 1997, GBCC and its subsidiaries have NOL's totaling approximately $83 million for Federal income tax purposes of which approximately $63 million do not begin to expire until the year 2003. Additionally, GBCC and its subsidiaries have various tax credits available totaling approximately $3,200,000, most of which expire by the year 2004. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's, credit carryforwards and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years and

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

the book and tax losses sustained in 1997 to date, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset for all periods presented.

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

   The components of the net deferred tax asset were as follows:

                                                JUNE 30,     DECEMBER 31,
                                                  1997           1996
                                              -------------  -------------

Deferred tax assets:
 Net operating loss carryforwards             $ 31,759,000   $ 26,335,000
 Allowance for doubtful accounts                 5,967,000      6,428,000
 Investment and jobs tax credits                 3,223,000      3,223,000
 Equity in subsidiaries and joint ventures       3,204,000      3,293,000
 Other liabilities and accruals                  3,194,000      3,034,000
 Other                                           2,472,000      2,037,000
                                              ------------   ------------

  Total deferred tax assets                     49,819,000     44,350,000
                                              ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization                  (8,471,000)    (8,334,000)
 Other                                            (597,000)      (597,000)
                                              ------------   ------------

  Total deferred tax liabilities                (9,068,000)    (8,931,000)
                                              ------------   ------------

Net deferred tax asset                          40,751,000     35,419,000
Valuation allowance                            (40,751,000)   (35,419,000)
                                              ------------   ------------

                                              $          -   $          -
                                              ============   ============

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

(5)  TRANSACTIONS WITH RELATED PARTIES

   Prior to sale of the property in September 1996, GBCC operated the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which was owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. During the six month period ended June 30, 1996, GBCC made capital expenditures under the hotel operating agreement totaling $1,614,000. GBCC was also obligated by the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, GBCC utilized funds borrowed from HCC to purchase such underlying indebtedness with a principal balance of $13,756,000 from third parties at a cost of $6,750,000 and subject to third party indebtedness amounting to $2,706,000. The required minimum rental payments (net of debt service receipts) amounted to $133,000 and $264,000, respectively, during the three and six month periods ended June 30, 1996. Upon the sale of the hotel by Metroplex, GBCC received proceeds sufficient to repay third party indebtedness of $1,873,000, recover its $6,750,000 acquisition cost of the underlying indebtedness, recover $2,851,000 of its total investment in property improvements and receive additional cash of approximately $770,000.

   PML, a limited partnership wholly owned through March 31, 1997 by GBCC, earns management fees pursuant to a management agreement with Hollywood Casino - Aurora, Inc. ("HCA"), an HCC subsidiary. Such fees include a base management fee equal to 5% of the Aurora Casino's operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Effective as of April 1, 1997, HCC acquired the general partnership interest in PML from PPI Corporation. Management fees earned by GBCC prior to the sale of the general partnership interest amounted to $2,727,000 during the six month period ended June 30, 1997. Such fees amounted to $1,528,000 and $4,471,000, respectively, during the three and six month periods ended June 30, 1996. Unpaid fees totaling $2,096,000 are included in due from affiliates in the accompanying consolidated balance sheet at December 31, 1996.

   PPI Corporation received a five-year note in the original amount of $3,800,000 together with the assignment of $13,750,000 undiscounted principal amount of PPI Funding Notes (see Note 4) and $350,000 of accrued interest due from GBCC from HCC in exchange for the general partnership interest. The $3,800,000 note is payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. Interest income on the note from HCC amounted to $131,000 during the three month period ended June 30, 1997. Accrued interest receivable of $43,000 is included in due from affiliates on the accompanying consolidated balance sheet at June 30, 1997.

   Pursuant to a ten-year consulting agreement with Hollywood Casino - Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino, a subsidiary of GBCC receives monthly consulting fees of $100,000. Total fees earned amounted to $300,000 for each of the three month periods

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

ended June 30, 1997 and 1996 and $600,000 for each of the six month periods ended June 30, 1997 and 1996.

   GBCC and its subsidiaries share certain general and administrative costs with HCC. Net allocated costs and fees charged to GBCC and its subsidiaries by HCC amounted to $277,000 and $606,000, respectively, during the three month periods ended June 30, 1997 and 1996 and $963,000 and $1,294,000, respectively, during the six month periods ended June 30, 1997 and 1996. In connection with such allocated costs and fees, payables in the amount of $122,000 and $203,000 are included in accounts payable in the accompanying consolidated balance sheets at June 30, 1997 and December 31, 1996, respectively.

   HCT and Advanced Casino Systems Corporation ("ACSC"), a GBCC subsidiary, entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties as well as a fixed license fee of $33,600 per month ($30,000 prior to January 1, 1997). HCT also reimburses ACSC for its direct costs and expenses incurred under this agreement. Total charges incurred under such agreement amounted to $133,000 and $191,000, respectively, for the three month periods ended June 30, 1997 and 1996 and $244,000 and $312,000, respectively, for the six month period ended June 30, 1997 and 1996. HCA also receives certain computer-related services from GBCC subsidiaries including hardware, software, and operator support. HCA reimburses GBCC for its direct costs and any expenses incurred. Such costs totaled $12,000 and $31,000, respectively, during the three month periods ended June 30, 1997 and 1996 and $55,000 and $80,000, respectively, during the six month periods ended June 30, 1997 and 1996.

   GBHC performs certain administrative and marketing services on behalf of HCA, HCT and PML. During the three month periods ended June 30, 1997 and 1996, fees charged by GBHC for such services totaled $253,000 and $245,000, respectively. Such fees totaled $521,000 and $590,000, respectively, during the six month periods ended June 30, 1997 and 1996. Unpaid fees amounting to $210,000 and $128,000 are included in due from affiliates in the accompanying consolidated balance sheets at June 30, 1997 and December 31, 1996, respectively.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

   Interest expense with respect to borrowings from HCC is set forth below:


                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                         JUNE 30,                 JUNE 30,
                                  ----------------------  ----------------------
                                     1997        1996        1997        1996
                                  ---------   ----------  ----------  ----------

PPI Funding Notes held by
   HCC (Note 3)                   $1,772,000  $1,784,000  $3,753,000  $3,533,000
Junior Subordinated Notes                  -     319,000           -     638,000
Short-term borrowings (Note 2)       235,000     214,000     502,000     426,000

   During 1994, a GBCC subsidiary issued $40,524,000 discounted principal amount of PPI Funding Notes in exchange for the PCPI Notes held by HCC (see Note 3). Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balances at June 30, 1997 and December 31, 1996.

   Interest accrued on short-term borrowings at June 30, 1997 and December 31, 1996 amounting to $364,000 and $323,000, respectively, is included in interest payable on the accompanying consolidated balance sheets at June 30, 1997 and December 31, 1996.

(6)  INVESTMENT IN PRATT MANAGEMENT, L.P.

   Effective as of April 1, 1997, HCC acquired the general partnership interest in PML (see Notes 1 and 5) from PPI Corporation. PML earns management fees from the Aurora Casino and incurs operating and other expenses with respect to its management thereof. The general partner receives 99% of the first $84,000 of net income earned by the partnership each month and 1% of any income earned above such amount. PML earned management fees of $1,445,000 and incurred operating and other expenses of $407,000 during the three month period ended June 30, 1997.

(7)  LITIGATION

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

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

(8)  SUPPLEMENTAL CASH FLOW INFORMATION

   During the second quarter of 1997, HCC acquired the general partnership interest in PML (see Notes 1 and 5). The purchase price included the assignment of certain receivables from GBCC and the issuance of a note to PPI Corporation. In connection with the acquisition, certain liabilities of PPI Corporation were assumed as follows:

   Assignment of PPI Funding Notes          $(7,597,000)
   Assignment of interest receivable           (350,000)
   Note issued                               (3,800,000)
   Interest reserve on PPI Funding Notes       (277,000)
   Charge to paid-in capital                 13,024,000
                                            -----------

   Liabilities assumed                      $ 1,000,000
                                            ===========

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(9)  RECLASSIFICATIONS

   Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 1997 consolidated financial statement presentation. Such reclassifications include the reallocation of certain costs among the various operating departments and general and administrative expenses resulting from the completion of a comprehensive internal review during 1996 of departmental allocations. Management believes that such reclassifications better reflect the matching of costs with the associated revenues.

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

   GENERAL

   GBCC's consolidated net revenues decreased to $68.1 million and $136.3 million, respectively, during the second quarter and first six months of 1997 from $75.2 million and $143.8 million, respectively, for the second quarter and first six months of 1996. There were also significant reductions in operating expenses during these same periods. A portion of the revenue and operating expense decreases is attributable to the April 1, 1997 acquisition by HCC of the general partnership interest in PML. As a consequence of such acquisition, PML's revenues and operating expenses are no longer consolidated with those of GBCC and GBCC's remaining limited partnership interest in PML is accounted for
as an equity investment.   Income from operations improved to $4.9 million and
$12.1 million, respectively, in 1997 compared to income from operations of $518,000 and a loss from operations of $838,000, respectively, during the 1996 periods. The improvement in operating results is attributable to operations at the Sands as discussed below.

   The Sands earned income from operations of $3.6 million and $5.8 million, respectively, during the three and six month periods ended June 30, 1997 compared to losses from operations of $2.1 million and $7 million, respectively, reported for the three and six month periods ended June 30, 1996. Operating results during the first six months of 1997 were favorably impacted by operating efficiencies and by management's decision to discontinue certain aggressive marketing programs. Operating results during the first six months of 1996 were adversely affected by the advent of both unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share together with record snowstorms in January and weekend snowstorms in February. Although overall net revenues declined for the periods (to $67.5 million and $130.7 million in 1997 from $70.6 million and $133.5 million in 1996 for the three and six month periods, respectively), operating expenses decreased significantly, specifically marketing and advertising costs which decreased by $4.9 million and $7.6 million (23.1% and 19.5%), respectively, as a result of management's efforts to control costs while maintaining positive gross operating profit.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

   GAMING OPERATIONS

   The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                    JUNE 30,            JUNE 30,
                             --------------------  -------------------
                               1997       1996       1997       1996
                             ---------  ---------  ---------  --------
                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games                 $ 19,665   $ 20,405   $ 39,156   $ 40,580
 Slot machines                 41,370     43,830     79,370     80,271
 Other (1)                        788      1,075      1,627      2,064
                             --------   --------   --------   --------

  Total                      $ 61,823   $ 65,310   $120,153   $122,915
                             ========   ========   ========   ========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)                 $131,589   $148,995   $262,633   $283,383
                             ========   ========   ========   ========

 Hold Percentages: (3, 4)
  Sands                          14.9%      13.7%      14.9%      14.3%
  Atlantic City                  15.2%      15.6%      15.2%      15.8%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)               $505,719   $536,139   $959,909   $975,519
                             ========   ========   ========   ========

 Hold Percentages: (3, 4)
  Sands                           8.2%       8.2%       8.3%       8.2%
  Atlantic City                   8.5%       8.3%       8.4%       8.3%

----------------------------

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

 (4) The Sands' hold percentages are reflected on an accrual basis. Comparable data for the Atlantic City gaming industry is not available; consequently, industry percentages have been calculated based on information available from the New Jersey Casino Control Commission.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

    Table game drop at the Sands declined $17.4 million (11.7%) and $20.8 million (7.3%), respectively, during the three and six month period ended June 30, 1997 compared with the same periods of 1996. The Sands' decreases compare to increases of .1% and 5.7%, respectively, in table drop for all other Atlantic City casinos during the same periods. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 7% and 7.1%, respectively, during the three and six month periods ended June 30, 1997 from 7.9% and 8%, respectively, during the same periods of 1996. The Sands' table game drop decreases are primarily attributable to declines in patron volume from the unrated or "mass" segment. Expansions of other Atlantic City casinos resulted in an increase of over 87,000 square feet of gaming space and 90 tables at June 30, 1997 compared to June 30, 1996. Such expansions typically result in intense marketing campaigns which lure the "mass" segment to the new facility. Gaming space at the Sands has remained virtually unchanged since mid-1996 and the number of table games has decreased by 4%. The decline in table game drop during the second quarter of 1997 also reflects management's decision to discontinue certain promotional activities, including the use of "special odds" offered at table games, which has caused a decline in the rated table market segment.

    Slot machine handle decreased $30.4 million (5.7%) and $15.6 million (1.6%), respectively, during the three and six month periods ended June 30, 1997 compared with the same periods of 1996. The Sands' decreases in slot machine handle compare with increases of .5% and 2.7%, respectively, in handle for all other Atlantic City casinos. The Sands' average number of slot machines remained virtually unchanged during 1997 compared to an increase of 8.7% for all other Atlantic City casinos. The below industry-wide performance in handle experienced by the Sands is a result of the same competitive pressures resulting from casino expansions and related marketing campaigns at other properties as discussed above with respect to table games.

    REVENUES

    Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased slightly by $3.5 million (5.3%) and $2.8 million (2.2%), respectively, for the three and six month periods ended June 30, 1997 compared with the same periods of 1996. Decreases in both slot machine and table game wagering were partially offset by improvements in the table game hold percentage and, for the first quarter of 1997, in the slot machine hold percentage.

    Rooms revenue decreased $1.3 million (34.8%) and $2.6 million (35.6%), respectively, during the three and six month periods ended June 30, 1997 compared with 1996. Such declines resulted from GBCC's sale of its last remaining non-casino hotel property in September 1996 and were partially offset by increases in rooms revenues at the Sands. Food and beverage revenues decreased $754,000 (8.2%) and $1.8 million (9.8%), respectively, for the three and six month periods ended June 30, 1997 compared with the prior year periods as a result of the aforementioned hotel sale combined with reduced patron volume, the rescheduling of unit operating hours to increase overall profitability and the reduction of certain promotional activities at the Sands. Other revenues decreased $2.4 million (60.6%) and $2 million (21.3%), respectively, during the three and six month periods ended June 30, 1997 compared to the 1996

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

periods. Decreases resulting from the deconsolidation of PML's revenues ($1.5 million during the three month period ended June 30, 1996), from the hotel sale and from reductions in theater entertainment at the Sands were partially offset by the receipt of $1.5 million as a termination fee in connection with the first quarter 1997 sale of a casino/hotel property managed by GBCC.

    Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 52.3% and 54.2%, respectively, during the three and six month periods ended June 30, 1997 from 57% and 57.3%, respectively, during the same periods of 1996. Such decreases are primarily attributable to reductions in certain marketing programs and other promotional activities.

    DEPARTMENTAL EXPENSES

    Casino expenses at the Sands decreased $7.1 million (12.1%) and $12.6 million (11.1%), respectively, during the three and six month periods ended June 30, 1997 compared with 1996. During 1996, an unprecedented and highly aggressive industry-wide attempt to increase market share resulted in significantly higher costs with respect to coin incentive packages. The abatement of these competitive pressures during 1997 together with management's ongoing efforts to create operating efficiencies, have significantly reduced expenses. Such factors have also resulted in a reduction in the allocation of rooms, food and beverage and other expenses to casino expense.

    Rooms expense decreased $751,000 (52.8%) and $1.3 million (51.3%), respectively, during the second quarter and first six months of 1997 compared to the same periods of 1996 primarily due to GBCC's sale of a noncasino hotel.
Food and beverage expense decreased by $312,000 (9.8%) and $924,000 (15%), respectively, during the three and six month periods ended June 30, 1997 compared to the same periods in 1996 also as a result of the previously noted hotel sale. Other expenses decreased $455,000 (42.4%) and $880,000 (43.3%), respectively, during the three and six month periods ended June 30, 1997 compared with 1996 primarily due to the hotel sale.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses decreased by $1.3 million (25%) and $1.9 million (18.3%), respectively, during the three and six month periods ended June 30, 1997 compared to the 1996 period primarily due to the deconsolidation of PML's operating expenses, the disposal of GBCC's remaining noncasino hotel property and reduced overhead allocations from HCC.

    DEPRECIATION AND AMORTIZATION

    As a result of a revision in the estimated useful life of the Sands' buildings effective October 1, 1996 and the completion of amortization with respect to certain of its long lived assets, GBCC's depreciation and

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

amortization expense for the second quarter and first six months of 1997 decreased by $1.6 million (29.8%) and $2.9 million (27.2%), respectively, compared to the same periods during 1996.

    INTEREST

    Interest income decreased $102,000 (19.3%) and $449,000 (40.7%), respectively, during the second quarter and first six months of 1997 compared to the same periods during 1996 as the hotel sale resulted in GBCC no longer receiving interest income on an associated note receivable. Interest expense did not change significantly during the 1997 period compared to the prior year.

    EQUITY IN EARNINGS OF LIMITED PARTNERSHIP

    Effective as of April 1, 1997, HCC acquired the general partnership interest in PML from PPI Corporation. The Agreement of Limited Partnership of PML provides for distributions to a GBCC subsidiary of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner. GBCC's equity in the earnings of PML amounted to $781,000 during the three month period ended June 30, 1997.

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

    As of June 30, 1997, GBCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $83 million, of which approximately $63 million do not begin to expire until the year 2003. Additionally, GBCC and its subsidiaries have various tax credits available totaling approximately $3.2 million, most of which expire by the year 2004. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" requires that the tax benefit of such NOL's, credit carryforwards and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that utilization of such NOL's is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years and the book and tax losses sustained in 1997 to date, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at June 30, 1997.

    EXTRAORDINARY ITEM

    GBHC acquired $2.5 million of its 10 7/8% First Mortgage Notes at a discount of $375,000 with which to make its scheduled July 1997 principal payment (see "Liquidity and Capital Resources - Financing

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Activities" below). Such gain was partially offset by the write off of associated financing costs, resulting in a net gain from early extinguishment of debt amounting to $310,000.

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

LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES

    GBCC's principal assets and sources of revenues are the Sands and management and consulting contracts with the Aurora Casino and the Tunica Casino. During the first six months of 1997, GBCC's net cash provided by operating activities (after net interest expense and income taxes) amounted to $5.7 million. Through the first quarter of 1997, a GBCC subsidiary received a base management fee equal to 5% of operating revenues (as defined in the management agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the management agreement) from the operation of the Aurora Casino. Management fees received during the first quarter of 1997 amounted to $2.7 million; costs associated with such revenues totaled $460,000 during the first quarter of 1997. The GBCC subsidiary continues to receive distributions from the limited partnership which manages the Aurora Casino approximating GBCC's equity in the earnings of such partnership (see "Results of Operations - Equity in Earnings of Limited Partnership" above). During 1994, a subsidiary of GBCC entered into a consulting agreement with HCT with respect to the Tunica Casino which provides for the payment of $1.2 million annually by the Tunica Casino to the subsidiary for consulting services and for reimbursement of direct costs and expenses incurred.

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

    GBCC utilized cash from operations, $1.5 million received as a termination fee in connection with the sale of a casino/hotel property managed by GBCC and distributions from an unconsolidated affiliate during the six month period ended June 30, 1997 to make its required principal payment with respect to the 10 7/8% First Mortgage Notes, to repay its $2 million bank line of credit, to fund capital additions totaling $1.3 million and to make obligatory investments at the Sands of $1.3 million.

    FINANCING ACTIVITIES

    During February 1994, GBCC completed the refinancing of virtually all of its casino-related outstanding debt. The refinancing was completed through a public offering of $270 million of debt securities consisting of $185 million of 10 7/8% First Mortgage Notes due January 15, 2004 and $85 million of 11 5/8% PRT Funding Notes due April 15, 2004. Proceeds from the debt offerings were used, in part, to refinance outstanding mortgage notes on the Sands and other indebtedness scheduled to mature in 1994, to repay $58.4 million of the other publicly held indebtedness and to provide partial funding for an expansion of gaming space at the Sands. During the first six months of 1997, GBCC repaid long-term indebtedness of $2.2 million. Commencing in July 1997, semiannual principal payments of $2.5 million are due with respect to the 10 7/8% First Mortgage Notes. Such semiannual payments may be made in cash or by tendering to the trustee 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. GB Property Funding acquired $2.5 million face amount of 10 7/8% First Mortgage Notes at a discount during May 1997 which it used during June to make its July 15, 1997 required principal payment. Total scheduled maturities of long-term debt during the remainder of 1997 are $509,000.

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

    Also in connection with the refinancing, GBCC issued $40.5 million discounted principal amount of deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38.8 million principal amount of 15 1/2% notes issued by another GBCC subsidiary and held by HCC. Effective as of April 1, 1997, HCC acquired the general partnership interest in the limited partnership which holds the Aurora management agreement from PPI Corporation. The acquisition price for the general partnership interest included a note in the amount of $3.8 million and the assignment of $13.8 million undiscounted principal amount of PPI Funding Notes and $350,000 of accrued interest due from GBCC. Annual principal and interest payments by HCC on the $3.8 million note will approximate the general partner's share of annual

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


partnership distributions which will now be made to HCC. With respect to the assignment of PPI Funding Notes, GBCC has reduced both the amount of its future debt obligation to HCC and its annual non-cash interest expense.

    During the third quarter of 1996, GBCC borrowed $6.5 million from HCC which accrues interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. GBCC loaned such funds to GBHC on similar terms.

    GBHC repaid its $2 million bank line of credit during January 1997 and the line of credit was cancelled.

    CAPITAL EXPENDITURES AND OTHER INVESTMENTS

    Property and equipment additions during the first six moths of 1997 totaled $1.3 million, virtually all of which were at the Sands. Management anticipates capital expenditures during the remainder of 1997 will be approximately $3.2 million. Projects currently planned during the remainder of 1997 include additional slot machines, upgrades and improvements to rooms at the Sands, including its higher-end suite product, and other departmental expenditures.

    The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the six months ended June 30, 1997 totaled $1.3 million and are anticipated to be approximately $1.7 million during the remainder of 1997.

    SUMMARY

    GBHC, which is GBCC's most significant operating subsidiary, incurred an operating cash flow deficit of $6.1 million in 1996 and, as a consequence, had to rely on borrowings from affiliates in early 1997 to meet its debt service requirements and to fund working capital needs during its seasonal low operating periods. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during the remainder of 1997 is limited. HCC, which loaned $6.5 million to GBCC in 1996 for use by the Sands, is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3.5 million. There is no assurance that HCC, which is no longer the parent of GBCC, will agree to provide such additional financial support, if needed.

    Operating results for the first six months of 1997 reflected a substantial improvement over 1996 and were on target with management's operating plan due to mild winter weather conditions compared to a year ago, an abatement of the intense marketing competition for bus customers and implementation of cost containment measures. GBHC's operating results for July, although 34% above July 1996 results, were significantly below expectations primarily due to declines in both gross table games wagering and table games hold percentage and reduced its cash reserves to minimum levels. Revenues for the first ten days

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


of August reflect significant improvement and have thus far enabled GBHC to maintain acceptable working capital levels without additional borrowings from affiliates. In order to meet its debt service requirements of approximately $12.5 million in January 1998, GBHC will need to achieve its operating plan for the remainder of 1997. Although there can be no assurance that GBHC will achieve projected operating results, management believes that its operating plan for the remainder of 1997 is attainable in the absence of a resumption of marketing wars or other unforeseen events.

PART II:  OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  EXHIBIT

10.22 General Partnership Interest Purchase Agreement dated as of April 1, 1997 by and between HWCC-Aurora Management, Inc. and PPI Corporation.

        The Registrant did not file any reports on form 8-K during the quarter ended June 30, 1997.

SIGNATURES
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GREATE BAY CASINO CORPORATION



Date:  August 12 , 1997          By: /s/  John C. Hull
       -----------------             ------------------------
                                          John C. Hull
                                      Corporate Controller

                               INDEX TO EXHIBITS
                               -----------------


10.22 General Partnership Interest Purchase Agreement dated as of April 1, 1997 by and between HWCC-Aurora Management, Inc. and PPI Corporation.