Form 10-Q
period 1997-09-30
PRATT HOTEL CORP /DE/
filed 1997-11-13
CIK 30117

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 1997
                                 ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the transition period from _______________________to__________________
Commission file number  1-6339
                       --------

                         GREATE BAY CASINO CORPORATION
                         -----------------------------
            (Exact name of Registrant as specified in its charter)


          DELAWARE                                       75-1295630
-------------------------------                      ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

     C/O SANDS HOTEL & CASINO
INDIANA AVENUE & BRIGHTON PARK, 9TH FLOOR
     ATLANTIC CITY, NEW JERSEY                             08401
-----------------------------------------            ------------------
(Address of principal executive offices)                 (Zip Code)

(Registrants' telephone number, including area code):   (609) 441-0704
                                                      -----------------
  TWO GALLERIA TOWER, SUITE 2200, 13455 NOEL ROAD, LB48, DALLAS, TEXAS 75240
-----------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report.)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X    NO
                                               -----     -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                          OUTSTANDING AT NOVEMBER 11, 1997
----------------------------             --------------------------------
Common Stock, $.10 par value                    5,186,627 shares

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


PART I: FINANCIAL INFORMATION
-----------------------------

INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------

   Greate Bay Casino Corporation, a Delaware corporation, and its subsidiaries ("GBCC") are engaged primarily in the ownership, operation and management of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"); the management of a riverboat gaming and entertainment facility located in Aurora, Illinois (the "Aurora Casino") and providing consulting services to a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino"). GBCC has also engaged in the casino gaming business in Puerto Rico and the management of hotels in the United States. GBCC's outstanding common shares are listed and traded on the American Stock Exchange under the symbol GBY. Prior to December 31, 1996, Hollywood Casino Corporation ("HCC", a Delaware corporation) owned approximately 80% of the outstanding common stock of GBCC. Effective December 31, 1996, HCC distributed such stock to its shareholders; as a result, approximately 36% of GBCC's outstanding stock is owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 53% of HCC. HCC owns the Aurora Casino and the Tunica Casino.

   A significant portion of GBCC's assets relate to its wholly owned subsidiary, Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands. Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September; consequently, the results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

   The consolidated financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 have been prepared by GBCC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of September 30, 1997, and the results of its operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month periods ended September 30, 1997 and 1996.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS


                                           SEPTEMBER 30,    DECEMBER 31,
                                                1997            1996
                                           -------------   -------------
Current Assets:
 Cash and cash equivalents                 $  21,729,000   $  22,991,000
 Short-term investment                                 -       2,000,000
 Accounts receivable, net of allowances
  of $14,539,000 and $15,524,000,
  respectively                                 9,318,000      10,656,000
 Inventories                                   3,717,000       4,016,000
 Due from affiliates                             862,000       2,525,000
 Deferred income taxes                         1,233,000       1,627,000
 Refundable deposits and other
  current assets                               3,600,000       2,388,000
                                           -------------   -------------

  Total current assets                        40,459,000      46,203,000
                                           -------------   -------------

Investment in Limited Partnership              1,973,000               -
                                           -------------   -------------

Property and Equipment:
 Land                                         38,957,000      38,957,000
 Buildings and improvements                  185,508,000     185,508,000
 Operating equipment                          94,355,000      92,769,000
 Construction in progress                      2,104,000       1,535,000
                                           -------------   -------------

                                             320,924,000     318,769,000
 Less - accumulated depreciation
  and amortization                          (171,145,000)   (161,882,000)
                                           -------------   -------------

  Net property and equipment                 149,779,000     156,887,000
                                           -------------   -------------

Other Assets:
 Obligatory investments                        7,604,000       6,382,000
 Deferred financing costs                      6,782,000       7,653,000
 Note receivable from affiliates               3,063,000               -
 Other assets                                  4,072,000       4,220,000
                                           -------------   -------------

  Total other assets                          21,521,000      18,255,000
                                           -------------   -------------

                                           $ 213,732,000   $ 221,345,000
                                           =============   =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT



                                              SEPTEMBER 30,   DECEMBER 31,
                                                  1997            1996
                                             --------------  --------------
Current Liabilities:
 Borrowings from affiliate                   $   6,750,000   $   6,750,000
 Short-term credit facilities                            -       2,000,000
 Current maturities of long-term debt            5,499,000       3,127,000
 Accounts payable                                7,169,000       8,981,000
 Accrued liabilities -
  Salaries and wages                             4,982,000       5,090,000
  Interest                                       9,321,000      11,673,000
  Insurance                                      3,216,000       3,276,000
  Other                                          7,452,000       6,687,000
 Other current liabilities                       4,009,000       5,479,000
                                             -------------   -------------

  Total current liabilities                     48,398,000      53,063,000
                                             -------------   -------------

Long-Term Debt                                 315,557,000     322,897,000
                                             -------------   -------------

Other Noncurrent Liabilities                     3,710,000       3,592,000
                                             -------------   -------------

Due to Affiliate                                         -       1,000,000
                                             -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding          519,000         519,000
 Additional paid-in capital                     51,581,000      38,557,000
 Accumulated deficit                          (206,033,000)   (198,283,000)
                                             -------------   -------------

  Total shareholders' deficit                 (153,933,000)   (159,207,000)
                                             -------------   -------------

                                             $ 213,732,000   $ 221,345,000
                                             =============   =============




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                              ----------------------------------
                                                   1997                1996
                                              ---------------    ---------------
Revenues:
 Casino                                        $ 63,272,000       $ 65,820,000
 Rooms                                            2,713,000          3,817,000
 Food and beverage                                9,043,000          9,532,000
 Other                                            1,634,000          4,690,000
                                               ------------       ------------

                                                 76,662,000         83,859,000
 Less - promotional allowances                   (6,962,000)        (7,462,000)
                                               ------------       ------------

  Net revenues                                   69,700,000         76,397,000
                                               ------------       ------------

Expenses:
 Casino                                          52,384,000         56,265,000
 Rooms                                              630,000          1,043,000
 Food and beverage                                3,105,000          3,605,000
 Other                                              913,000          1,741,000
 General and administrative                       4,263,000          4,532,000
 Depreciation and amortization                    3,453,000          5,189,000
                                               ------------       ------------

  Total expenses                                 64,748,000         72,375,000
                                               ------------       ------------

 Income from operations                           4,952,000          4,022,000
                                               ------------       ------------

Non-operating income (expenses):
 Interest income                                    392,000            462,000
 Interest expense                                (9,484,000)       (10,073,000)
 Gain (loss) on disposal of assets                   22,000           (625,000)
 Equity in earnings of limited partnership        1,974,000                  -
                                               ------------       ------------

  Total non-operating expense, net               (7,096,000)       (10,236,000)
                                               ------------       ------------

Loss before income taxes                         (2,144,000)        (6,214,000)
 Income tax provision                              (131,000)        (1,457,000)
                                               ------------       ------------

Net loss                                       $ (2,275,000)      $ (7,671,000)
                                               ============       ============

Net loss per common share                      $      (0.43)      $      (1.48)
                                               ============       ============




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                               ------------------------------
                                                   1997             1996
                                               -------------    -------------
Revenues:
 Casino                                        $183,425,000     $188,735,000
 Rooms                                            7,405,000       11,107,000
 Food and beverage                               25,420,000       27,693,000
 Other                                            9,161,000       14,253,000
                                               ------------     ------------

                                                225,411,000      241,788,000
 Less - promotional allowances                  (19,418,000)     (21,616,000)
                                               ------------     ------------

  Net revenues                                  205,993,000      220,172,000
                                               ------------     ------------

Expenses:
 Casino                                         152,789,000      169,243,000
 Rooms                                            1,897,000        3,644,000
 Food and beverage                                8,325,000        9,749,000
 Other                                            2,065,000        3,773,000
 General and administrative                      12,646,000       14,789,000
 Depreciation and amortization                   11,172,000       15,790,000
                                               ------------     ------------

  Total expenses                                188,894,000      216,988,000
                                               ------------     ------------

 Income from operations                          17,099,000        3,184,000
                                               ------------     ------------

Non-operating income (expenses):
 Interest income                                  1,046,000        1,565,000
 Interest expense                               (28,665,000)     (29,813,000)
 Gain (loss) on disposal of assets                   46,000         (612,000)
 Equity in earnings of limited partnership        2,755,000                -
                                               ------------     ------------

  Total non-operating expense, net              (24,818,000)     (28,860,000)
                                               ------------     ------------

Loss before income taxes and
 extraordinary item                              (7,719,000)     (25,676,000)
 Income tax provision                              (341,000)        (118,000)
                                               ------------     ------------

Loss before extraordinary item                   (8,060,000)     (25,794,000)
Gain on early extinguishment of debt                310,000                -
                                               ------------     ------------

Net loss                                       $ (7,750,000)    $(25,794,000)
                                               ============     ============

Net loss per common share:
 Loss before extraordinary item                $      (1.55)    $      (4.97)
 Extraordinary item                                     .06                -
                                               ------------     ------------

 Net loss                                      $      (1.49)    $      (4.97)
                                               ============     ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                               -----------------------------
                                                                    1997           1996
                                                               --------------  -------------
OPERATING ACTIVITIES:
 Net loss                                                       $ (7,750,000)  $(25,794,000)
 Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
  Gain on early extinguishment of debt                              (310,000)             -
  Depreciation and amortization, including
   accretion of debt discount                                     16,757,000     21,168,000
  (Gain) loss on sale of assets                                      (46,000)       612,000
  Provision for doubtful accounts                                  2,265,000      1,562,000
  Equity in earnings of limited partnership                       (2,755,000)             -
  Dividends received from limited partnership                      2,882,000              -
  Deferred income tax provision                                            -         51,000
  Increase in accounts receivable and
   due from affiliate                                               (842,000)      (709,000)
  Decrease in accounts payable and
   other accrued liabilities                                      (2,821,000)      (579,000)
  Net change in other current assets and liabilities              (2,438,000)    (1,948,000)
  Net change in other noncurrent assets and liabilities               12,000       (216,000)
                                                                ------------   ------------

   Net cash provided by (used in) operating activities             4,954,000     (5,853,000)
                                                                ------------   ------------

INVESTING ACTIVITIES:
 Net property and equipment additions                             (2,124,000)    (7,237,000)
 Proceeds from disposal of assets                                     46,000      2,581,000
 Decrease in cash from sale of limited partnership interest         (451,000)             -
 Collections on notes receivable                                     206,000      9,361,000
 Obligatory investments                                           (2,089,000)    (2,248,000)
 Short-term investments                                            2,000,000     (2,000,000)
 Distributions from unconsolidated affiliate                         500,000              -
                                                                ------------   ------------

   Net cash (used in) provided by investing activities            (1,912,000)       457,000
                                                                ------------   ------------

FINANCING ACTIVITIES:
 Issuance of long-term debt                                                -        700,000
 Net (repayments) borrowings on credit facilities                 (2,000,000)     2,000,000
 Net borrowings from affiliate                                             -      1,750,000
 Repayments of long-term debt                                     (2,304,000)    (2,295,000)
 Deferred financing costs                                                  -        (10,000)
                                                                ------------   ------------

  Net cash (used in) provided by financing activities             (4,304,000)     2,145,000
                                                                ------------   ------------

  Net decrease in cash and cash equivalents                       (1,262,000)    (3,251,000)
  Cash and cash equivalents at beginning of period                22,991,000     28,067,000
                                                                ------------   ------------

  Cash and cash equivalents at end of period                    $ 21,729,000   $ 24,816,000
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

   Prior to December 31, 1996, Hollywood Casino Corporation ("HCC", a Delaware corporation) owned approximately 80% of the outstanding common stock of GBCC. Effective December 31, 1996, HCC distributed such stock to its shareholders; as a result, approximately 36% of GBCC's outstanding stock is owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 53% of HCC. HCC owns the Aurora Casino and the Tunica Casino.

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

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


   The consolidated financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 have been prepared by GBCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of September 30, 1997, and the results of its operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month periods ended September 30, 1997 and 1996.

   The accompanying consolidated financial statements have been prepared assuming GBCC will continue as a going concern. Operating results for the first six months of 1997 at the Sands, which is GBCC's most significant operation, reflected a substantial improvement over 1996 and were on target with management's operating plan due to mild winter weather conditions compared to a year ago, an abatement of the intense marketing competition for bus customers and implementation of cost containment measures. The Sands' operating results for the third quarter, although improved from the prior year period results, were significantly below its operating plan. Accordingly, the Sands has incurred an operating cash flow deficit of $1,698,000 through the third quarter of 1997 and, consequently, cash reserves have been reduced. October operating results continued to be below management's operating plan. In order to meet its debt service requirements of approximately $12,500,000 in January 1998, the Sands will require financial assistance from affiliated companies or other sources. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during the remainder of 1997 is limited. HCC which, prior to December 31, 1996, owned approximately 80% of the outstanding common stock of GBCC, loaned $6,500,000 to GBCC in 1996 for use by the Sands (see Note 5); HCC is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3,500,000. There is no assurance that HCC, which is no longer the parent of GBCC, or GBCC will agree to provide such additional financial support, if needed.

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

   GBCC and its subsidiaries had outstanding affiliate borrowings from HCC of $6,750,000 and $7,750,000 as of September 30, 1997 and December 31, 1996,
respectively. Included in the balance at December 31, 1996 was a $1,000,000, 14% note which was assumed by HCC in connection with its acquisition of the general partnership interest in PML. During the third quarter of 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996; such funds were loaned by GBCC to GBHC on the same terms for working capital purposes. An additional $250,000 is due on demand, or if no demand is made, on April 1, 1998 and bears interest at the rate of 14% per annum, payable semiannually.

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

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           1997           1996
                                                      --------------  -------------

 10 7/8% first mortgage notes, due 2004 (a)            $182,500,000   $185,000,000
 11 5/8% senior notes, due 2004 (b)                      85,000,000     85,000,000
 14 7/8% secured promissory note, due 2006, net of
   discount of $32,554,000 and $44,015,000,
   respectively (c)                                      52,049,000     54,338,000
 Other                                                    1,507,000      1,686,000
                                                       ------------   ------------

     Total indebtedness                                 321,056,000    326,024,000
   Less - current maturities                             (5,499,000)    (3,127,000)
                                                       ------------   ------------

     Total long-term debt                              $315,557,000   $322,897,000
                                                       ============   ============

----------------------------
(a) On February 17, 1994, a subsidiary of GBCC issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes") and collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only was payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 are due on each interest payment date with the balance due at maturity. Such semiannual payments may be made in cash or by tendering to the trustee 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. GB Property Funding acquired $2,500,000 face amount of 10 7/8% First Mortgage Notes at a discount during May 1997 which it used during June to make its July 15, 1997 required principal payment. The 10 7/8% First Mortgage Notes are redeemable at the option of the issuer, in whole or in part, on or after January 15, 1999 at stated redemption prices ranging up to 104.08% of par plus accrued interest.

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

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)



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

     Scheduled payments of long-term debt as of September 30, 1997 are set forth below:

       1997 (three months)                      $    448,000
       1998                                        5,068,000
       1999                                        5,074,000
       2000                                        5,079,000
       2001                                        5,467,000
       Thereafter                                332,474,000
                                                ------------

        Total                                   $353,610,000
                                                ============

     Interest paid amounted to $25,138,000 and $26,018,000, respectively, during the nine month periods ended September 30, 1997 and 1996.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)



(4)  INCOME TAXES

     Components of GBCC's provision for income taxes consist of the following:

                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                     SEPTEMBER 30,               SEPTEMBER 30,
                               ------------------------     -----------------------
                                  1997         1996            1997         1996
                               ----------  ------------     ----------   ----------
Federal income tax benefit     $       -   $         -      $       -    $       -
State income tax provision:
 Current                        (131,000)   (1,299,000)      (341,000)     (67,000)
 Deferred                              -      (158,000)             -      (51,000)
                               ---------   -----------      ---------    ---------
                               $(131,000)  $(1,457,000)     $(341,000)   $(118,000)
                               =========   ===========      =========    =========

   For periods prior to December 31, 1996, GBCC was included in the consolidated federal income tax return of HCC, GBCC's parent prior to that date. Pursuant to agreements between HCC and GBCC, GBCC's provision for federal income taxes was based on the amount of tax which would have been provided if a separate federal income tax return were filed. In addition, HCC compensated GBCC for the use by HCC and its subsidiaries (exclusive of GBCC and its subsidiaries) of GBCC's available tax net operating loss carryforwards ("NOL's"). GBCC paid no federal income taxes for the nine month periods ended September 30, 1997 and 1996. GBCC paid state income taxes totaling $124,000 and $114,000 during the nine month periods ended September 30, 1997 and 1996, respectively.

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

   As a result of the distribution of GBCC's stock by HCC to its shareholders, GBCC is no longer included in HCC's consolidated Federal income tax return. At September 30, 1997, GBCC and its subsidiaries have NOL's totaling approximately $81 million for Federal income tax purposes of which approximately $64 million do not begin to expire until the year 2003. Additionally, GBCC and its subsidiaries have various tax credits available totaling $3,378,000, most of which expire by the year 2004. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's, credit carryforwards and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years and

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)



the book and tax losses sustained in 1997 to date, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset for all periods presented.

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

   The components of the net deferred tax asset were as follows:

                                              SEPTEMBER 30,   DECEMBER 31,
                                                   1997           1996
                                              --------------  -------------

Deferred tax assets:
 Net operating loss carryforwards              $ 27,449,000   $ 26,335,000
 Allowance for doubtful accounts                  5,736,000      6,428,000
 Investment and jobs tax credits                  3,378,000      3,223,000
 Equity in subsidiaries and joint ventures        4,902,000      3,293,000
 Other liabilities and accruals                   3,256,000      3,034,000
 Other                                            2,360,000      2,037,000
                                               ------------   ------------

  Total deferred tax assets                      47,081,000     44,350,000
                                               ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization                   (8,952,000)    (8,334,000)
 Other                                             (597,000)      (597,000)
                                               ------------   ------------

  Total deferred tax liabilities                 (9,549,000)    (8,931,000)
                                               ------------   ------------

Net deferred tax asset                           37,532,000     35,419,000
Valuation allowance                             (37,532,000)   (35,419,000)
                                               ------------   ------------

                                               $          -   $          -
                                               ============   ============

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)



(5)  TRANSACTIONS WITH RELATED PARTIES

   Prior to sale of the property in September 1996, GBCC operated the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which was owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. During the nine month period ended September 30, 1996, GBCC made capital expenditures under the hotel operating agreement totaling $1,715,000. GBCC was also obligated by the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, GBCC utilized funds borrowed from HCC to purchase such underlying indebtedness with a principal balance of $13,756,000 from third parties at a cost of $6,750,000 and subject to third party indebtedness amounting to $2,706,000. The required minimum rental payments (net of debt service receipts) amounted to $133,000 and $398,000, respectively, during the three and nine month periods ended September 30, 1996. Upon the sale of the hotel by Metroplex, GBCC received proceeds sufficient to repay third party indebtedness of $1,873,000, recover its $6,750,000 acquisition cost of the underlying indebtedness, recover $2,851,000 of its total investment in property improvements and receive additional cash of approximately $770,000.

   PML, a limited partnership wholly owned through March 31, 1997 by GBCC, earns management fees pursuant to a management agreement with Hollywood Casino - Aurora, Inc. ("HCA"), an HCC subsidiary. Such fees include a base management fee equal to 5% of the Aurora Casino's operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Effective as of April 1, 1997, HCC acquired the general partnership interest in PML from PPI Corporation. Management fees earned by GBCC prior to the April 1, 1997 sale of the general partnership interest amounted to $2,727,000. Such fees amounted to $2,339,000 and $6,810,000, respectively, during the three and nine month periods ended September 30, 1996. Unpaid fees totaling $2,096,000 are included in due from affiliates in the accompanying consolidated balance sheet at December 31, 1996.

   PPI Corporation received a five-year note in the original amount of $3,800,000 together with the assignment of $13,750,000 undiscounted principal amount of PPI Funding Notes (see Note 4) and $350,000 of accrued interest due from GBCC from HCC in exchange for the general partnership interest. The $3,800,000 note is payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. Interest income on the note from HCC amounted to $129,000 and $260,000, respectively, during the three and nine month periods ended September 30, 1997. Accrued interest receivable of $41,000 is included in due from affiliates on the accompanying consolidated balance sheet at September 30, 1997.

   Pursuant to a ten-year consulting agreement with Hollywood Casino - Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino, a subsidiary of GBCC receives monthly consulting fees of $100,000. Total fees earned amounted to $300,000 for each of the three month periods

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)



ended September 30, 1997 and 1996 and $900,000 for each of the nine month periods ended September 30, 1997 and 1996.

   GBCC and its subsidiaries share certain general and administrative costs with HCC. Net allocated costs and fees charged to GBCC and its subsidiaries by HCC amounted to $439,000 and $590,000, respectively, during the three month periods ended September 30, 1997 and 1996 and $1,402,000 and $1,884,000, respectively, during the nine month periods ended September 30, 1997 and 1996. In connection with such allocated costs and fees, payables in the amount of $129,000 and $203,000 are included in accounts payable in the accompanying consolidated balance sheets at September 30, 1997 and December 31, 1996, respectively.

   HCT and Advanced Casino Systems Corporation ("ACSC"), a GBCC subsidiary, entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties as well as a fixed license fee of $33,600 per month ($30,000 prior to January 1, 1997). HCT also reimburses ACSC for its direct costs and expenses incurred under this agreement. Total charges incurred under such agreement amounted to $162,000 and $97,000, respectively, for the three month periods ended September 30, 1997 and 1996 and $406,000 and $409,000, respectively, for the nine month period ended September 30, 1997 and 1996. HCA also receives certain computer-related services from ACSC including hardware, software, and operator support. HCA reimburses ACSC for its direct costs and any expenses incurred. Such costs totaled $18,000 and $121,000, respectively, during the three month periods ended September 30, 1997 and 1996 and $73,000 and $201,000, respectively, during the nine month periods ended September 30, 1997 and 1996.

   GBHC and ACSC also perform certain administrative and marketing services on behalf of HCA, HCT and PML. During the three month periods ended September 30, 1997 and 1996, fees charged by GBHC and ACSC for such services totaled $163,000 and $321,000, respectively. Such fees totaled $720,000 and $911,000, respectively, during the nine month periods ended September 30, 1997 and 1996. Unpaid fees amounting to $91,000 and $128,000 are included in due from affiliates in the accompanying consolidated balance sheets at September 30, 1997 and December 31, 1996, respectively.

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

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


   Interest expense with respect to borrowings from HCC is set forth below:

                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                           SEPTEMBER 30,             SEPTEMBER 30,
                                     -----------------------    ----------------------
                                         1997        1996          1997        1996
                                     -----------  ----------    ----------  ----------
PPI Funding Notes held by
   HCC (Note 3)                      $1,832,000   $1,845,000    $5,585,000  $5,378,000
Junior Subordinated Notes                     -      320,000             -     958,000
Short-term borrowings (Note 2)          237,000      350,000       739,000     776,000

   During 1994, a GBCC subsidiary issued $40,524,000 discounted principal amount of PPI Funding Notes in exchange for the PCPI Notes held by HCC (see Note 3). Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balances at September 30, 1997 and December 31, 1996.

   Interest accrued on short-term borrowings at September 30, 1997 and December 31, 1996 amounting to $602,000 and $323,000, respectively, is included in interest payable on the accompanying consolidated balance sheets at September 30, 1997 and December 31, 1996.

(6)  INVESTMENT IN PRATT MANAGEMENT, L.P.

   Effective as of April 1, 1997, HCC acquired the general partnership interest in PML (see Notes 1 and 5) from PPI Corporation. PML earns management fees from the Aurora Casino and incurs operating and other expenses with respect to its management thereof. The general partner receives 99% of the first $84,000 of net income earned by the partnership each month and 1% of any income earned
above such amount.   PML earned management fees amounting to $2,668,000 during
the three month period ended September 30, 1997 and $4,113,000 during the period since April 1, 1997. PML also incurred operating and other expenses amounting to $423,000 during the three month period ended September 30, 1997 and $830,000 during the period since April 1, 1997.

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

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


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

   GENERAL

   GBCC's consolidated net revenues decreased to $69.7 million and $206 million, respectively, during the third quarter and first nine months of 1997 from $76.4 million and $220.2 million, respectively, for the third quarter and first nine months of 1996. There were also significant reductions in operating expenses during these same periods. A portion of the revenue and operating expense decreases is attributable to the April 1, 1997 acquisition by HCC of the general partnership interest in PML. As a consequence of such acquisition, PML's revenues and operating expenses are no longer consolidated with those of GBCC and GBCC's remaining limited partnership interest in PML is accounted for as an
equity investment.   Income from operations improved to $5 million and $17.1
million, respectively, in 1997 compared to income from operations of $4 million and $3.2 million, respectively, during the 1996 periods. The improvement in operating results is attributable to operations at the Sands as discussed below.

   The Sands earned income from operations of $4.1 million and $9.8 million, respectively, during the three and nine month periods ended September 30, 1997 compared to income from operations of $1 million and a loss from operations of $6 million, respectively, reported for the three and nine month periods ended September 30, 1996. Operating results during the first nine months of 1997 were favorably impacted by operating efficiencies and by management's decision to discontinue certain aggressive marketing programs. Operating results during the first nine months of 1996 were adversely affected by the advent of both unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share together with record snowstorms in January and weekend snowstorms in February. Net revenues declined for the respective three and nine month periods (to $69.2 million and $199.9 million in 1997 from $71.7 million and $205.2 million in 1996). However, operating expenses also decreased significantly, most notably (i) marketing and advertising costs which decreased by $1.2 million (6.3%) and $8.8 million (15.3%) during the quarter and nine month period, respectively, as a result of management's efforts to control costs while maintaining positive gross operating profit and (ii) salaries and related benefits costs which decreased by $1.6 million (6.5%) and $5 million (6.7%), respectively.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


   GAMING OPERATIONS

   The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                  SEPTEMBER 30,         SEPTEMBER 30,
                             --------------------  ------------------------
                                1997       1996       1997          1996
                             ---------  ---------  -----------  -----------
                                      (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games                 $ 19,764   $ 21,170   $   58,920   $   61,750
 Slot machines                 42,726     43,663      122,096      123,934
 Other (1)                        782        987        2,409        3,051
                             --------   --------   ----------   ----------

  Total                      $ 63,272   $ 65,820   $  183,425   $  188,735
                             ========   ========   ==========   ==========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)                 $143,483   $161,052   $  406,116   $  444,435
                             ========   ========   ==========   ==========

 Hold Percentages: (3, 4)
  Sands                          13.8%      13.1%        14.5%        13.9%
  Atlantic City                  14.6%      15.2%        15.0%        15.5%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)               $526,470   $535,346   $1,486,379   $1,510,865
                             ========   ========   ==========   ==========

 Hold Percentages: (3, 4)
  Sands                           8.1%       8.2%         8.2%         8.2%
  Atlantic City                   8.4%       8.3%         8.4%         8.3%
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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


    Table game drop at the Sands declined $17.6 million (10.9%) and $38.3 million (8.6%), respectively, during the three and nine month periods ended September 30, 1997 compared with the same periods of 1996. The Sands' decreases compare to increases of 0.9% and 3.9%, respectively, in table drop for all other Atlantic City casinos during the same periods. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 6.8% and 7%, respectively, during the three and nine month periods ended September 30, 1997 from 7.6% and 7.9%, respectively, during the same periods of 1996. The Sands' table game drop decreases are primarily attributable to declines in patron volume from the unrated or "mass" segment. Expansions of other Atlantic City casinos resulted in an increase of approximately 91,000 square feet of gaming space and 80 tables at September 30, 1997 compared to September 30, 1996. Such expansions typically result in intense marketing campaigns which lure the "mass" segment to the new facility. Gaming space at the Sands has remained virtually unchanged since mid-1996 and the number of table games has decreased by 5.4%. The decline in table game drop during the second and third quarters of 1997 also reflects management's decision to discontinue certain promotional activities, including the use of "special odds" offered at table games, which has caused a decline in the rated table market segment.

    Slot machine handle decreased $8.9 million (1.7%) and $24.5 million (1.6%), respectively, during the three and nine month periods ended September 30, 1997 compared with the same periods of 1996. The Sands' decreases in slot machine handle compare with increases of 1.3% and 2.2%, respectively, in handle for all other Atlantic City casinos. The Sands' average number of slot machines remained virtually unchanged during 1997 compared to an increase of 8.1% for all other Atlantic City casinos. The below industry-wide performance in handle experienced by the Sands is a result of the same competitive pressures resulting from casino expansions and related marketing campaigns at other properties as discussed above with respect to table games.

    REVENUES

    Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased slightly by $2.5 million (3.9%) and $5.3 million (2.8%), respectively, for the three and nine month periods ended September 30, 1997 compared with the same periods of 1996. Decreases in both slot machine and table game wagering were partially offset by improvements in the table game hold percentage.

    Rooms revenue decreased $1.1 million (28.9%) and $3.7 million (33.3%), respectively, during the three and nine month periods ended September 30, 1997 compared with 1996. Such declines resulted from GBCC's sale of its last remaining non-casino hotel property in September 1996. Food and beverage revenues decreased $489,000 (5.1%) and $2.3 million (8.2%), respectively, for the three and nine month periods ended September 30, 1997 compared with the prior year periods as a result of the aforementioned hotel sale combined with reduced patron volume, the rescheduling of unit operating hours to increase overall profitability and the reduction of certain promotional activities at the Sands. Other revenues decreased $3.1 million (65.2%) and $5.1 million (35.7%), respectively, during the three and nine month periods ended September 30, 1997 compared to the 1996 periods. Decreases resulting from the deconsolidation of PML's revenues ($2.4 million and $3.9 million, respectively, during the three and nine

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


month periods ended September 30, 1996), from the hotel sale and from reductions in theater entertainment at the Sands were partially offset by the receipt of $1.5 million as a termination fee in connection with the first quarter 1997 sale of a casino/hotel property managed by GBCC.

    Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 53.8% and 54.1%, respectively, during the three and nine month periods ended September 30, 1997 from 55.8% and 56.8%, respectively, during the same periods of 1996. Such decreases are primarily attributable to reductions in certain marketing programs and other promotional activities.

    DEPARTMENTAL EXPENSES

    Casino expenses at the Sands decreased $3.9 million (6.9%) and $16.5 million (9.7%), respectively, during the three and nine month periods ended September 30, 1997 compared with 1996. During 1996, an unprecedented and highly aggressive industry-wide attempt to increase market share resulted in significantly higher costs with respect to coin incentive packages. The abatement of these competitive pressures during 1997 together with management's ongoing efforts to create operating efficiencies, have significantly reduced expenses. Such factors have also resulted in a reduction in the allocation of rooms, food and beverage and other expenses to casino expense.

    Rooms expense decreased $413,000 (39.6%) and $1.7 million (47.9%), respectively, during the third quarter and first nine months of 1997 compared to the same periods of 1996 primarily due to GBCC's sale of a noncasino hotel partially offset by increases in rooms expense at the Sands. Food and beverage expense decreased by $500,000 (13.9%) and $1.4 million (14.6%), respectively, during the three and nine month periods ended September 30, 1997 compared to the same periods in 1996 also as a result of the previously noted hotel sale. Other expenses decreased $828,000 (47.6%) and $1.7 million (45.3%), respectively, during the three and nine month periods ended September 30, 1997 compared with 1996 primarily due to the hotel sale and to cost savings with respect to theater entertainment at the Sands.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses decreased by $269,000 (5.9%) and $2.1 million (14.5%), respectively, during the three and nine month periods ended September 30, 1997 compared to the 1996 period primarily due to the deconsolidation of PML's operating expenses, the disposal of GBCC's remaining noncasino hotel property and reduced overhead allocations from HCC.

    DEPRECIATION AND AMORTIZATION

    As a result of a revision in the estimated useful life of the Sands' buildings effective October 1, 1996 and the completion of amortization with respect to certain of its long lived assets, GBCC's depreciation and

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



amortization expense for the third quarter and first nine months of 1997 decreased by $1.7 million (33.5%) and $4.6 million (29.2%), respectively, compared to the same periods during 1996.

    INTEREST

    Interest income decreased $70,000 (15.2%) and $519,000 (33.2%), respectively, during the third quarter and first nine months of 1997 compared to the same periods during 1996 as the hotel sale resulted in GBCC no longer receiving interest income on an associated note receivable. Interest expense decreased by $589,000 (5.8%) and $1.1 million (3.9%), respectively, during the 1997 periods compared to the prior year periods due to overall reductions in outstanding obligations to HCC. HCC contributed $8.7 million of notes due from a GBCC subsidiary to GBCC in connection with HCC's distribution of its stock in GBCC to its shareholders. In addition, HCC exchanged $13.7 undiscounted principal amount of notes issued by a GBCC subsidiary to GBCC as consideration, in part, for the acquisition of the general partnership interest in PML. The resulting reductions in interest expense for GBCC have been partially offset by additional interest on $6.5 million of new borrowings from HCC for the benefit of GBHC. See "Liquidity and Capital Resources - Financing Activities" below.

    EQUITY IN EARNINGS OF LIMITED PARTNERSHIP

    Effective as of April 1, 1997, HCC acquired the general partnership interest in PML from PPI Corporation. The Agreement of Limited Partnership of PML provides for distributions to a GBCC subsidiary of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner. GBCC's equity in the earnings of PML amounted to $2 million and $2.8 million, respectively, during the 1997 third quarter and the period from April 1, 1997 through September 30, 1997.

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

    At September 30, 1997, GBCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $81 million, of which approximately $64 million do not begin to expire until the year 2003. Additionally, GBCC and its subsidiaries have various tax credits available totaling approximately $3.4 million, most of which expire by the year 2004. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" requires that the tax benefit of such NOL's, credit carryforwards and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that utilization of such NOL's is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



years and the book and tax losses sustained in 1997 to date, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at September 30, 1997.

    EXTRAORDINARY ITEM

    GBHC acquired $2.5 million of its 10 7/8% First Mortgage Notes at a discount of $375,000 with which to make its scheduled July 1997 principal payment (see "Liquidity and Capital Resources - Financing Activities" below). Such gain was partially offset by the write off of associated financing costs, resulting in a net gain from early extinguishment of debt amounting to $310,000.

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

LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES

    GBCC's principal assets and sources of revenues are the Sands and management and consulting contracts with the Aurora Casino and the Tunica Casino. During the first nine months of 1997, GBCC's net cash provided by operating activities (after net interest expense and income taxes) amounted to $5 million. Through the first quarter of 1997, a GBCC subsidiary received a base management fee equal to 5% of operating revenues (as defined in the management agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the management agreement) from the operation of the Aurora Casino. Management fees received during the first quarter of 1997 amounted to $2.7 million; costs associated with such revenues totaled $460,000 during the first quarter of 1997. The GBCC subsidiary continues to receive distributions from the limited partnership which manages the Aurora Casino approximating GBCC's equity in the earnings of such partnership (see "Results of Operations - Equity in Earnings of Limited Partnership" above). During 1994, a subsidiary

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



of GBCC entered into a consulting agreement with HCT with respect to the Tunica Casino which provides for the payment of $1.2 million annually by the Tunica Casino to the subsidiary for consulting services and for reimbursement of direct costs and expenses incurred.

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

    GBCC utilized cash from operations, including $1.5 million received as a termination fee in connection with the sale of a casino/hotel property managed by GBCC, and distributions from an unconsolidated affiliate during the nine month period ended September 30, 1997 to make its required principal payment with respect to the 10 7/8% First Mortgage Notes, to fund capital additions totaling $2.1 million and to make obligatory investments at the Sands of $2.1 million.

    FINANCING ACTIVITIES

    During February 1994, GBCC completed the refinancing of virtually all of its casino-related outstanding debt. The refinancing was completed through a public offering of $270 million of debt securities consisting of $185 million of 10 7/8% First Mortgage Notes due January 15, 2004 and $85 million of 11 5/8% PRT Funding Notes due April 15, 2004. Proceeds from the debt offerings were used, in part, to refinance outstanding mortgage notes on the Sands and other indebtedness scheduled to mature in 1994, to repay $58.4 million of the other publicly held indebtedness and to provide partial funding for an expansion of gaming space at the Sands. During the first nine months of 1997, GBCC repaid long-term indebtedness of $2.3 million. Commencing in July 1997, semiannual principal payments of $2.5 million are due with respect to the 10 7/8% First Mortgage Notes. Such semiannual payments may be made in cash or by tendering to the trustee 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. GB Property Funding acquired $2.5 million face amount of 10 7/8% First Mortgage Notes at a discount during May 1997 which it used during June to make its July 15, 1997 required principal payment. Total scheduled maturities of long-term debt during the remainder of 1997 are $448,000.

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

    CAPITAL EXPENDITURES AND OTHER INVESTMENTS

    Property and equipment additions during the first nine months of 1997 totaled $2.1 million, substantially all of which were at the Sands. Management anticipates capital expenditures during the remainder of 1997 will be approximately $1 million. Projects currently planned during the remainder of 1997 include upgrades and improvements to rooms at the Sands, including its higher-end suite product, and other departmental expenditures.

    The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the nine months ended September 30, 1997 totaled $2.1 million and are anticipated to be approximately $780,000 during the remainder of 1997.

    SUMMARY

    Operating results for the first six months of 1997 at the Sands, which is GBCC's most significant operation, reflected a substantial improvement over 1996 and were on target with management's operating plan due to mild winter weather conditions compared to a year ago, an abatement of the intense marketing competition for bus customers and implementation of cost containment measures. The Sands' operating results for the third quarter, although improved from the prior year period results, were significantly below its operating plan. Accordingly, the Sands has incurred an operating cash flow deficit of $1.7 million through the third quarter of 1997 and, consequently, cash reserves have been reduced. October operating

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



results continued to be below management's operating plan. In order to meet its debt service requirements of approximately $12.5 million in January 1998, the Sands will require financial assistance from affiliated companies or other sources. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during the remainder of 1997 is limited. HCC which, prior to December 31, 1996, owned approximately 80% of the outstanding common stock of GBCC, loaned $6.5 million to GBCC in 1996 for use by the Sands (see Note 5); HCC is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3.5 million. There is no assurance that HCC, which is no longer the parent of GBCC, or GBCC will agree to provide such additional financial support, if needed.

PART II:  OTHER INFORMATION
---------------------------

The Registrant did not file any reports on form 8-K during the quarter ended September 30, 1997.

SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GREATE BAY CASINO CORPORATION



Date:  November 12 , 1997                By: /s/ John C. Hull
       --------------------                  --------------------
                                             John C. Hull
                                             Corporate Controller