Form 10-K
period 1997-12-31
GREATE BAY CASINO CORP
filed 1998-03-31
CIK 30117

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 DECEMBER 31, 1997
                         -------------------------------------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number          1-6339
                      -------------------------------

                         GREATE BAY CASINO CORPORATION
                         -----------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                  75-1295630
-----------------------------------------    ----------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)

      C/O SANDS HOTEL & CASINO
    INDIANA AVENUE & BRIGHTON PARK
      ATLANTIC CITY, NEW JERSEY                          08401
-----------------------------------------    ----------------------------------
(Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code):     (609) 441-0704
                                                     --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

          COMMON STOCK,
     PAR VALUE $.10 PER SHARE
----------------------------------       --------------------------------------
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of such stock on March 27, 1998, was $2,790,944. For the purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officer, directors and beneficial owners are, in fact, affiliates of the registrant. As of March 27, 1998, 5,186,627 shares of Common Stock, $.10 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents are incorporated by reference into the indicated part or parts of this report.

                                      None

                                     PART I


ITEM 1.  BUSINESS

GENERAL
-------

   Greate Bay Casino Corporation, a Delaware corporation, and its subsidiaries ("GBCC") are engaged primarily in the ownership, operation and management of the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"); the management of a riverboat gaming and entertainment facility located in Aurora, Illinois (the "Aurora Casino") and providing consulting services to a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino"). GBCC has also engaged in the casino gaming business in Puerto Rico and the management of hotels in the United States. GBCC's common stock is listed on the OTC Bulletin Board Service under the trading symbol "GEAA". Prior to December 31, 1996, Hollywood Casino Corporation ("HCC", a Delaware corporation) owned approximately 80% of the outstanding common stock of GBCC. HCC distributed such stock to its shareholders; as a result, approximately 36% of GBCC's outstanding stock is owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 53% of HCC. HCC owns the Aurora Casino and the Tunica Casino.

   PPI Corporation is a wholly owned subsidiary of GBCC which owns various entities related to GBCC's Atlantic City gaming operations. Included herein as wholly owned subsidiaries of PPI Corporation are: GB Property Funding Corp. ("GB Property Funding"), the issuer of $185 million of 10 7/8% First Mortgage Notes, due 2004 (the "10 7/8% First Mortgage Notes"); PRT Funding Corp., the issuer of $85 million of 11 5/8% senior notes, due 2004 (the "PRT Funding Notes"); New Jersey Management, Inc. ("NJMI"), which manages the operations of the Sands; Pratt Casino Corporation ("PCC"), which earns consulting fees from the Tunica Casino; Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands; GB Holdings, Inc. ("Holdings"), which owns GBHC; and, for periods prior to April 1, 1997, Pratt Management, L.P. ("PML"), which manages the operations of the Aurora Casino.

   On January 5, 1998, GBHC, Holdings, and GB Property Funding, each filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. The filings of such petitions constitute a default under the indenture for the PRT Funding Notes; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable.

   The principal executive offices of GBCC are located at Indiana Avenue and Brighton Park, Atlantic City, New Jersey 08401, telephone (609) 441-0704.

THE SANDS MANAGEMENT CONTRACT
-----------------------------

   NJMI manages the Sands for GBHC pursuant to the Sands Management Contract, which was executed in August 1987 and has an initial term of 99 years. GBCC acts as the sole and exclusive agent of GBHC in the supervision, direction and control of the management of the Sands and any additions or expansions thereof.

   NJMI receives (i) a base services fee of 1.5% of gross revenues (as defined), which approximates net revenue, and (ii) an incentive fee determined as a varying percentage of gross operating profit (as defined), less the base service fee. The incentive fee equals 5% of gross operating profit and increases in increments (up to 7.5%) for each $5 million increase in gross operating profit. Both the base services and incentive fees are paid monthly in arrears.

   The Sands Management Contract can be terminated by either party upon 180 days written notice in the event of the other party's material breach of the agreement, inability to pay debts generally as they become due, bankruptcy or other similar proceedings, action to suspend normal business operations, or imposition of any materially adverse levy or judgment. Furthermore, NJMI has the right to terminate the Sands Management Contract if GBHC fails to furnish funds required for NJMI to manage the Sands or fails to compensate or reimburse NJMI, and NJMI is entitled to liquidated damages in an amount equal to twice the base services fee and the incentive fee earned by NJMI in the preceding fiscal year. As a result of its bankruptcy filing, GBHC can elect to reject the Sands' Management Contract at any time subject to a damage claim by NJMI. The amount of damages, if any, would ultimately require approval of the Bankruptcy Court.

THE SANDS
---------

   For a description of the Sands' facilities, please refer to "Item 2. - Properties."

   Business Strategy. The Sands' marketing strategy in the highly competitive Atlantic City market has consisted of seeking higher-value repeat patrons through its ongoing capital improvements program and its use of sophisticated casino information technology to monitor and control certain casino operations and to target marketing efforts toward frequent visitors. Traditionally, the Sands has been successful in its marketing efforts toward the high end, frequent table game and slot patron through its offering of private, limited-access facilities and related amenities to premium patrons. While the Sands has strived to maintain its position in this segment, the completion of the Sands' expansion in 1994 has allowed the Sands to broaden its appeal to the mass drive-in patron for continued growth in this market segment.

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

   In implementing the Sands' marketing and operating strategy, the Sands uses proprietary casino information technology of Advanced Casino Systems Corporation ("ACSC"), an affiliate of GBHC. This technology includes ACSC's table game and slot machine monitoring systems which enable the Sands to track and rate patron play through the use of a casino player's card. These systems provide management with the key characteristics of patron play as slot machines are connected with, and information with respect to table games can be input into, its data base monitoring system. When patrons use the casino player's card at slot machines or table games, the information is immediately available to management and allows management to implement marketing programs to recognize and reward patrons during their visits to the casino. Certain of these marketing programs allow patrons to automatically credit themselves with complimentaries based on their levels of play. Such promotions and complimentaries include free meals, hotel accommodations, retail merchandise, parking and sweepstakes giveaways based on slot machine patrons' gross wagering. Management believes that its ability to reward its customers on a "same-visit" basis is valuable in developing a loyal base of higher value patrons. ACSC's systems also allow the Sands to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs.

   Management uses its data bases to focus its marketing efforts on patrons who have been identified as higher value patrons. Management believes that its process of identifying higher value patrons, encouraging participation in its casino player's card program and tailoring promotions and special events to cater to this market segment enhances the profitability of the Sands.

   The Sands also markets to the "mass" casino patron market segment through various forms of advertising media as well as through group and bus tour packages. Once new patrons are introduced to the Sands' gaming facilities and the casino player's card program, management uses its data base capabilities to directly market to these patrons in an attempt to convert them into repeat patrons.

   Competition. The Sands faces intense competition from the 11 other existing Atlantic City casinos. According to reports of the New Jersey Casino Control Commission (the "Casino Commission"), the twelve Atlantic City casinos currently offer over one million square feet of gaming space. Several companies have announced plans to build and operate additional casino/hotels over the next few years. For example, Mirage Resorts has announced plans for an approximately $1 billion resort complex consisting of a casino, a 4,000 room hotel, several theaters and an upscale shopping concourse at a site located in the Marina District. The State of New Jersey has announced a tunnel project connecting the Atlantic City Expressway with the Marina District. Sun International acquired an existing casino in Atlantic City and is proceeding with a significant expansion and renovation including the addition of hotel rooms and gaming space. Bally's Park Place is currently constructing a new parking and bus facility and Caesars' Atlantic City is constructing a new entrance to their facility, both directly on Pacific Avenue. Other individuals have also submitted applications and have been qualified in New Jersey to hold casino licenses. Legislation enacted during 1996 and 1993 requires the allocation of an aggregate of $175 million of Casino Reinvestment Development Authority ("CRDA") funds and credits to subsidize the construction of new hotel rooms by casinos in Atlantic City. The CRDA is a governmental agency which administers the statutorily mandated investments made by casino licensees. Competitors of the Sands which have the financial resources and that can currently access such funds and are capable of physically expanding their facilities so as to take advantage of such subsidy may benefit disproportionately from such legislation. Plans have been announced by other casino operators to complete expansions within the required subsidy period. The expansion of existing gaming facilities and the addition of new casinos could significantly increase the competitiveness of the Atlantic City market.

   In this highly competitive environment, each property's relative success is affected by a great many factors that relate to its location and facilities. These include availability and number of parking spaces, hotel accommodations, proximity to the Boardwalk, proximity to other casino/hotels, and access to the main expressway entering into Atlantic City. GBHC believes that in prior years its operating strategy enabled the Sands to compete against most other Atlantic City casino/hotels. However, many of its competitors have greater sources of funding for capital improvements and financial resources for marketing and promotional budgets than GBHC and, as a result, the Sands' facilities and amenities have fallen behind many of the other casinos. In addition, the lack of access to Pacific Avenue has hampered the Sands' efforts to expand its "drive-in" patron base.

   Management estimates that a significant amount of the Sands' revenues is derived from patrons living within a 120 mile radius of Atlantic City, New Jersey, particularly from southeastern Pennsylvania, northern New Jersey and metropolitan New York City. Proposals to allow casino gaming in certain areas of Pennsylvania and New York have been defeated within the past two years. If casino gaming were to be legalized in those areas or in other venues that are more convenient to those areas, it could have a material adverse effect on the Sands. Gaming is currently conducted on Indian lands in nearby states, including the Foxwoods and Mohegan Sun Casinos in Connecticut and the Turning Stone Casino in Oneida, New York near Syracuse. Gaming on cruise ships departing from New York City has recently begun and further expansion of such activities is uncertain at this time. In addition, slot machines are now allowed at race tracks in the State of Delaware.

   Industry Developments. A number of significant changes to the regulations governing the casino industry have been approved by New Jersey regulators in recent years. Significant deregulation of the industry began in 1995 with the enactment of legislation amending the New Jersey Casino Control Act (the "Casino Act") and has continued with additional rule modifications to continue to stimulate growth. Partly as a result of such regulatory changes, revenues have shown small, but steady increases from $3.7 billion in 1995 to $3.8 billion in 1996 to $3.9 billion in 1997.

   Casino/hotel operators have also benefited in recent years from a trend toward increased slot play as slot machines have increasingly become more popular than table games with loyal and frequent patrons, as well as with recreational and other casual visitors. Casino operators have been catering increasingly to slot patrons through new forms of promotions and incentives such as slot machines which are linked between the various casinos to pay out a pooled jackpot and more attractive gaming machines. Slot machines generally produce higher margins and profitability than table games because they require less labor and have lower operating costs. As a result, slot machine revenue growth has significantly outpaced table game revenue growth in recent years to the point where for 1997 slot win accounted for nearly 70% of total Atlantic City gaming win. Table games remain important, however, in catering to the higher-end segment of gaming patrons as well as in adding to the gaming ambience and providing a varied gaming experience.

   Casino Credit. Casino operations are conducted on both a credit and a cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable under New Jersey law. For the year ended December 31, 1997, gaming credit extended to Sands' customers accounted for approximately 26.8% of overall table game wagering, while table game wagering accounted for approximately 21.5% of overall casino wagering during the period. At December 31, 1997, gaming receivables amounted to $22 million before allowances for uncollectible gaming receivables amounting to $14.9 million. Management of the Sands believes that the allowances for uncollectible gaming receivables are adequate.

   License Agreement. GBCC entered into a 99-year license agreement (the "Sands License Agreement") during 1987 to use the trade name "Sands" in Atlantic City, New Jersey . GBHC pays an annual royalty of 3% of gross room charges, as defined in the Sands License Agreement. Such charges amounted to $290,000, $283,000 and $288,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

   Employees and Labor Relations. In Atlantic City, all casino employees, except certain hotel employees, must be licensed under the Casino Act. Due to the seasonality of the operations of the Sands, the number of employees varies during the course of the year. At December 31, 1997, there were approximately 3,000 employees at the Sands. The Sands has collective bargaining agreements with three unions that represent approximately 1,000 hotel employees, substantially all of whom are represented by the Hotel, Restaurant Employees and Bartenders International Union, AFL-CIO, Local 54. The collective bargaining agreement with Local 54 expires in September 1999. Collective bargaining agreement negotiations with a fourth union are currently underway. Management considers its labor relations to be good.

   Casino Regulation. Casino gaming is strictly regulated in Atlantic City under the Casino Act and the rules and regulations of the Casino Commission, which affect virtually all aspects of the operations of the Sands. The laws, rules and regulations affecting Atlantic City gaming operations concern primarily the financial stability, integrity and character of casino operators, their employees, their debt and equity security holders and others financially interested in casino operations; the nature of casino/hotel facilities; the operation methods (including rules of games and credit granting procedures); and financial and accounting practices used in connection with casino operations. A number of these regulations require practices that are different from those in casinos in Nevada and elsewhere, and some of these regulations result in casino operating costs greater than those in comparable facilities in Nevada and elsewhere.

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

   The plenary licenses issued to GBHC and NJMI to own and operate the Sands were renewed by the Casino Commission in September 1996 and extended through September 30, 2000, subject to review of the Sands' financial stability during 1997. Such review took place and the Sands is scheduled for another review in 1998. Terms of the current license require GBHC to comply with periodic financial reporting requirements and to obtain prior Casino Commission approval of certain cash transactions with affiliates.

   The Casino Act provides for a casino license fee of not less than $200,000 based upon the cost of the investigation and consideration of the license application, and a renewal fee of not less than $100,000 or $200,000 for a one year or four year renewal, respectively, based upon the cost of maintaining control and regulatory activities. In addition, a licensee must pay annual taxes of 8% of casino win (as defined in the Casino Act), net of a provision for uncollectible accounts of up to 4% of casino win. During the years ended December 31, 1997, 1996 and 1995, the taxes assessed by, and the license and other fees incurred by the Sands amounted to $22.4 million, $23.5 million and $25 million, respectively.

   The Casino Act also requires a casino licensee to make certain approved investments (including CRDA bonds) in New Jersey of at least 1.25% of its gross casino revenues (as defined in the Casino Act) or pay an investment alternative tax of 2.5% of its gross casino revenues.

   GBHC has, from time to time, contributed certain amounts held in escrow to the CRDA. In return, the CRDA granted GBHC waivers of certain of its investment obligations in future periods. GBHC made such contributions during the years ended December 31, 1997, 1996 and 1995 totaling $147,000, $1.5 million and $250,000, respectively, resulting in waivers granted by the CRDA during 1997 and 1995 totaling $75,000 and $128,000, respectively. No such waivers were granted during 1996; however, the contributions were designated for projects expected to benefit the community and the Sands facility.

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

   Note holders are also subject to the qualification provisions of the Casino Act and may, in the sole discretion of the Casino Commission, be required to make filings, submit to regulatory proceedings and qualify under the Casino Act. If an investor is an "Institutional Investor" such as a retirement fund for governmental employees, a registered investment company or adviser, a collective investment trust, or an insurance company, then, in the absence of a prima facie showing by the New Jersey Division of Gaming Enforcement that the "Institutional Investor" may be found unqualified, the Casino Commission shall grant a waiver of this qualification requirement with respect to publicly traded debt or equity securities if the investor will own (i) less than 10% of the common stock of the company in question on a fully diluted basis, (ii) less than 20% of such company's indebtedness or (iii) less than 50% of an outstanding issue of indebtedness of such company; the Casino Commission, upon a showing of good cause, may, in its sole discretion, grant a waiver of qualification to an "Institutional Investor" not satisfying the above criteria. An Institutional Investor must also purchase securities for investment and have no intent to influence the management or operations of such company. The Casino Commission may, in its sole discretion, grant a waiver of the qualification requirement to investors not qualifying as "Institutional Investors" under the Casino Act if such investor will own less than 5% of the publicly traded common stock of such company on a fully diluted basis or less than 15% of the publicly traded outstanding indebtedness of such company.

PRATT MANAGEMENT, L.P.
----------------------

   Pursuant to the Agreement of Limited Partnership, PML makes distributions to PCC in an amount equal to 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, all of which comes from management fees received from the management of the Aurora Casino pursuant to the Aurora Casino Management Contract. For periods prior to April 1, 1997, PPI Corporation was the general partner in PML and received the remaining partnership distributions; accordingly, PML was included in the consolidated financial statements of GBCC. Effective April 1, 1997, the general partnership interest was acquired by HCC. For the period from April 1, 1997 through December 31, 1997, distributions received by PCC totaled $4.9 million.

   The Aurora Casino Management Contract. PML manages the Aurora Casino pursuant to the Aurora Casino Management Contract, which was executed in June 1991 and has an initial term of 99 years. PML acts as the sole and exclusive agent in the supervision, direction and control of the management of the Aurora Casino and any additions or expansions thereof.

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

   State Regulation - Supplier's License. PML is required to maintain a supplier's license with respect to the management services it provides to the Aurora Casino. PML's supplier's license expired in December 1997 and was renewed by the Illinois Gaming Board through December 1998. A supplier's license is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Gaming Board that the licensee continues to meet all of the requirements of the Riverboat Act. The Illinois Gaming Board also requires that officers, directors and employees of suppliers be licensed. Licenses issued by the Illinois Gaming Board may not be transferred to another person or entity. All licenses must maintain their suitability for licensure and have a continuing duty to disclose any material changes in information provided to the Illinois Gaming Board.

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

THE AURORA CASINO
-----------------

   The Aurora Casino commenced operations on June 17, 1993 and is one of only four casinos in Illinois now operating within 50 miles of downtown Chicago. The Aurora Casino currently consists of two multi-level riverboat casinos containing an aggregate of approximately 32,100 square feet of gaming space with approximately 975 slot machines and approximately 55 table games. The Aurora Casino also includes an approximately 64,000 square foot land-based Pavilion through which patrons board the facility's two riverboat casinos via enclosed passenger loading ramps. The highly-themed Pavilion features a glass-domed, four-story atrium with two grand staircases, two upscale lounges, a gourmet restaurant, a large buffet and a diner. Patrons of the Aurora Casino are offered valet and self-parking in two multi-level parking garages that accommodate approximately 1,340 cars, as well as other available surface parking.

   One parking garage is located directly across the street and is connected to the Pavilion through a climate controlled tunnel. The structure also contains approximately 1,500 square feet of retail space, the "Hollywood Casino(R) Studio Store," a highly-themed store selling logo items licensed from motion picture studios as well as first-run movies on videocassette. See "Properties - The Aurora Casino".

   In 1995, the Company completed a 10,000 square foot expansion of one of the Aurora Casino's riverboats. The casino expansion increased the Aurora Casino's gaming space by approximately 45% to the current 32,100 square feet, allowed the facility to offer patrons the maximum number of gaming positions permitted by Illinois gaming regulations in a spacious, highly-themed setting. The Company also completed a renovation of the Aurora Casino's second riverboat casino in September 1995 which included the installation of new interior decor more extensively utilizing the Company's Hollywood Theme and the reconfiguration of gaming areas to provide a more spacious and comfortable setting.

   Business Strategy. The Aurora facility's primary market is the affluent suburbs north and west of Chicago. Based on a sampling of its patrons, the Company believes that the casino drew approximately 36% of its patrons from such suburbs during 1997. Approximately 7.1 million people live within a 40-mile radius and approximately 11.6 million people live within a 100-mile radius of the Aurora Casino. The facility is easily accessible from major highways, can be reached from downtown Chicago in approximately 50 minutes by trains which average 20 trips a day, and is approximately 30 miles from O'Hare International Airport. The four operating Chicago-area casinos, including the Aurora Casino, have approximately 135,000 square feet of combined gaming space. No additional casinos may be licensed in Illinois without the passage of new state legislation; however, one existing license is currently available for reissue. There are also five riverboat casino operations in northwestern Indiana which compete within the Chicago-area market.

   The Aurora Casino's riverboats currently depart from their landings for as many as 14 daily cruises on weekdays and 17 cruises on weekends, commencing at various times from 9:00 a.m. until 4:30 a.m. This schedule may be varied, based on experience and seasonal factors. The use of a staggered cruise schedule with two vessels significantly reduces the waiting time until the next gaming session for patrons who miss a cruise departure. Once passengers board, they are permitted to game during the half hour prior to the time the riverboat departs. After the excursion, passengers are permitted to game for another half hour before new passengers board, for a total of two to three hours of gaming per cruise, depending on the cruising schedule. In addition, Illinois regulations permit dockside gaming if the riverboat captain reasonably determines that it is unsafe to cruise due to inclement weather, mechanical or structural problems or river icing. During dockside gaming, the Aurora riverboats operate on their normal schedules and passengers may leave the vessels at any time but may board only during the half hour prior to the regularly scheduled start of the cruise.

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

   Management believes that the Aurora Casino's facilities, in particular its highly-themed dockside Pavilion and its close proximity to the Paramount Theatre, an 1,800-seat art deco theatre in which the Company features headliner entertainment, are appealing to both the premium and mass casino patron markets. Entertainers who have appeared include Frank Sinatra, Tom Jones, Ann-Margaret, the Temptations, Howie Mandel, Willie Nelson and the Bolshoi Ballet.

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

   The Illinois Riverboat Gambling Act and the rules promulgated by the Illinois Gaming Board thereunder (the "Riverboat Act") authorizes only ten owner's licenses for riverboat gaming operations in Illinois and permits a maximum of 1,200 gaming positions (as defined by the Illinois Gaming Board) at any time for each of the ten licensed sites. All authorized owner's licenses have been granted and no additional licenses or gaming positions can be permitted without further state legislation; however, one licensed site ceased gaming operations in July 1997. Four riverboat sites, including the Aurora Casino, are currently licensed in Illinois within 50 miles of downtown Chicago. Two of these riverboat sites are in Joliet, approximately 42 miles southwest of downtown Chicago, and a third is in Elgin, Illinois, approximately 20 miles from Aurora, 45 miles from downtown Chicago and amid the affluent northern and western suburbs. The Aurora Casino also competes directly with five riverboat operations opened since 1996 in northwestern Indiana within 25 miles of downtown Chicago. Increased competition from casinos in Indiana has resulted in greater competition for patrons from the downtown Chicago market and from the suburban Chicago market. The next closest operating casinos are in Milwaukee, Wisconsin, approximately 90 miles from downtown Chicago, and in Peoria, and Rock Island, Illinois, approximately 160 miles from downtown Chicago. Legislation could also be introduced in the Illinois legislature to authorize one or more land-based and/or riverboat casinos in downtown Chicago and/or the granting of additional casino licenses elsewhere in Illinois including within the Company's principal market. In addition, three groups have been chosen to operate casinos in the Detroit, Michigan market; however, the establishment of a regulatory system and subsequent licensing have yet to be accomplished. Accordingly, it is not anticipated that any Detroit casino will be operational until 2001. Native American Indian tribes are seeking to open casino facilities in northwestern Indiana and Michigan under the Indian Gaming Regulatory Act. The opening of additional casinos proximate to Chicago could have a material adverse impact on the Aurora Casino.

   Casino Credit. Casino operations are conducted on both a credit and a cash basis. Gaming debts arising in Aurora in accordance with applicable regulations are enforceable under Illinois law. For the year ended December 31, 1997, gaming credit extended to customers accounted for approximately 14% of overall table game wagering, while table game wagering accounted for approximately 13% of overall casino wagering during the period. At December 31, 1997, gaming receivables amounted to $2.1 million before allowances for uncollectible gaming receivables which amounted to $483,000. Management of the Aurora Casino believes that the allowances for uncollectible gaming receivables are adequate.

   Employees and Labor Relations. In Aurora, all casino employees must be licensed by the Illinois Gaming Board. At December 31, 1997 there were approximately 1,500 employees at the Aurora Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

   Casino Regulation. The Riverboat Act authorizes riverboat gaming on navigable streams within or forming a boundary of the State of Illinois except for Lake Michigan and any waterway in Cook County, which includes Chicago. The Riverboat Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of the State of Illinois, including comprehensive law enforcement supervision. The Riverboat Act grants the Illinois Gaming Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the Riverboat Act for the purpose of administering, regulating and enforcing the system of riverboat gaming. The Illinois Gaming Board's jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Illinois.

   The Riverboat Act does not limit the maximum bet or per patron loss and licensees may set any maximum or minimum limits on wagering. Vessels must have the capacity to hold a minimum of 500 persons if operating on the Mississippi River or the Illinois River south of Marshall County, and a minimum of 400 persons on any other waterway. The number of gaming positions is limited to a maximum of 1,200 per license. Gaming sessions are limited to a four hour duration; however, special event extended cruises may be authorized by the Illinois Gaming Board.

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

   A $2 per person admission tax is imposed on the owner of a riverboat operation. Such admission tax for the Aurora Casino amounted to $7.2 million, $6.4 million and $5.4 million , respectively, during 1997, 1996 and 1995. Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the Riverboat Act, of a riverboat operation at the rate of 20%. The licensee is required to wire transfer all such gaming tax payments to the Illinois Gaming Board. The wagering tax for the Aurora Casino amounted to $30.7 million, $31.3 million and $29.3 million, respectively, for the years 1997, 1996 and 1995. Effective January 1, 1998 the wagering tax rate was revised to a graduated tax at rates ranging from 15% to 35% based on total adjusted gross receipts. Had the new rates been in effect for the year ended December 31, 1997, the Aurora Casino's wagering tax would have increased to $41.3 million, which in turn would have reduced PML's management fee by approximately $1 million.

   The Illinois Gaming Board is authorized to conduct investigations into the conduct of gaming employees and into alleged violations of the Riverboat Act and to take such disciplinary and enforcement action as it may deem necessary and proper. Employees and agents of the Illinois Gaming Board have access to and may inspect any facilities relating to the riverboat gaming operations at all times.

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

THE TUNICA CASINO CONSULTING AGREEMENT
--------------------------------------

   PCC, by virtue of its ownership and management of the Sands and its management of the Aurora Casino, had certain casino management experience and expertise which, at the time of its opening, the Tunica Casino did not have. In order to utilize PCC's experience and expertise, the Tunica Casino entered into a consulting agreement with PCC as of January 1, 1994. The agreement has a term of 10 years and provides, among other things, for PCC to advise and consult the Tunica Casino on any matters relating to business and for monthly payments of $100,000 to PCC for its performance thereunder. The Tunica Casino is also obligated to reimburse PCC for its direct costs and expenses incurred under the agreement.

OTHER OPERATIONS
----------------

   ACSC, a wholly owned subsidiary of PPI Corporation, provides information technology systems to the Sands, to HCC's casinos and to third party casinos. Such systems include table game and slot machine monitoring and marketing systems enabling the user to track and rate patron play.

   ACSC has recently begun marketing its slot system, previously restricted to use by its affiliates, to unaffiliated gaming companies. To date, ACSC has secured contracts to implement such systems in three unaffiliated casinos.

   During 1996 and early 1997, GBCC disposed of its remaining non-casino hotel operations. GBCC managed and had an ownership interest (but no obligation to fund future losses) in the hotel operations of the Sands Hotel and Casino in San Juan, Puerto Rico. GBCC also managed two non-casino hotels and had an ownership interest in one of the hotels. For the year ended December 31, 1997, earnings before interest, taxes, depreciation and amortization attributable to such operations amounted to $3.3 million consisting primarily of management termination fees and liquidating distributions. At December 31, 1997, GBCC has no remaining non-casino hotel related indebtedness and all activities pertaining to such operations have ceased.

ITEM 2.   PROPERTIES

   The Sands is located in Atlantic City, New Jersey on approximately 4.8 acres of land one-half block from the boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands facility currently consists of a casino and simulcasting facility with approximately 76,000 square feet of gaming space containing approximately 2,025 slot machines and approximately 105 table games; a hotel with 532 rooms (including 59 suites); six restaurants; two cocktail lounges; two private lounges for invited guests (the Plaza Club and the Island Club); an 800-seat cabaret theater; retail space; an adjacent nine-story executive office building with approximately 77,000 square feet of office space for its executive, financial and administrative personnel; the "People Mover", an elevated, enclosed, one-way moving sidewalk connecting the Sands to the Boardwalk; and parking for approximately 1,750 vehicles. In addition, a nearby warehouse and a building in Atlantic City that houses an auto shop facility also support the Sands' operations.

   On February 17, 1994, GB Property Funding issued $185 million of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes") collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only was payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2.5 million became due on each interest payment date with the balance due at maturity. Such semiannual payments may be made in cash or by tendering to the trustee 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. During May 1997, GB Property Funding acquired $2,500,000 face amount of 10 7/8% First Mortgage Notes which were used on June 4, 1997 to make the July 15, 1997 required principal payment.

   On January 5, 1998, GB Property Funding, Holdings, and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. As a consequence of the filing, the principal and interest payment due on January 15, 1998 was not made and the accrual of additional interest on the 10 7/8% First Mortgage Notes has been suspended.

   On February 17, 1994, PRT Funding issued the PRT Funding Notes. Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest.
The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with the indenture to the 10 7/8% First Mortgage Notes described above. As a result of the Chapter 11 filings discussed in the previous paragraph, a default under the Indenture for the PRT Funding Notes has occurred. As a consequence, the outstanding principal balance of the PRT Funding Notes has accelerated and is currently due and payable.

   Although it has no ownership interest in the Aurora Casino, PCC manages the facility under the Aurora Casino Management Contract. For a description of the facility, see "Business - The Aurora Casino" above.

OTHER OPERATIONS
----------------

   ACSC, GBCC's computer services subsidiary, leases approximately 10,000 square feet of office space for its operating and administrative needs in Egg Harbor Township, New Jersey. The lease is for a period of sixty-two months commencing in May 1997.

   GBCC had a 46% interest in Southmark San Juan, Inc., a subsidiary of Southmark Corporation which owned the 420-room Sands Hotel and Casino located in San Juan, Puerto Rico prior to its sale in February 1997. GBCC operated this facility under a management agreement with Southmark San Juan, Inc. and earned management fees of $292,000 during the year ended December 31, 1997. GBCC received a termination fee of approximately $1.5 million in connection with the sale and provided management services on a month to month basis through October 1997.

ITEM 3.  LEGAL PROCEEDINGS

   CHAPTER 11 FILINGS AND RELATED DEFAULTS
   ---------------------------------------

   On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court.

   As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment. No such proceedings have been initiated and negotiations with PRT Funding's creditors are currently underway for a possible restructuring of the debt obligations.

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

OTHER LITIGATION
----------------

   GBHC is also a party in various other legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact on the consolidated financial position or results of operations of GBCC and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

   GBCC's common stock traded on the American Stock Exchange under the symbol "GBY" until January 8, 1998. The common stock of GBCC is now traded on the OTC Bulletin Board Service under the trading symbol "GEAA". The prices set forth in the following table represent actual transactions.

          Period                        High    Low
          ------                        -----  -----
          1997
                First Quarter           $2.00  $1.25
                Second Quarter           1.63   1.25
                Third Quarter            1.88   1.19
                Fourth Quarter           1.63   0.63


          1996
                First Quarter           $2.69  $1.94
                Second Quarter           9.63   2.88
                Third Quarter            8.94   3.25
                Fourth Quarter           6.38   1.56

    At March 27, 1998, there were approximately 3,900 holders of record of GBCC's common stock.

    No dividends have been paid on GBCC's common stock in the past and GBCC has no plans to pay dividends in the foreseeable future. See Note 4 of "Notes to Consolidated Financial Statements" for a description of certain agreements that impose certain restrictions upon the ability of certain subsidiaries to transfer funds to GBCC.

ITEM 6.  SELECTED FINANCIAL DATA

    The following tables present selected financial data for GBCC and are qualified in their entirety by the consolidated financial statements, including the notes thereto, appearing elsewhere herein. The data as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995, have been derived from the audited consolidated financial statements of GBCC contained elsewhere in Item 8.

STATEMENT OF OPERATIONS DATA:                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------
                                                         1997         1996        1995        1994        1993
                                                     ------------  ----------  ----------  ----------  ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues.......................................  $ 263,366     $ 283,640   $ 304,337   $ 295,917   $ 277,338
                                                     ---------     ---------   ---------   ---------   ---------
Expenses:
 Departmental......................................    215,922       240,021     229,666     220,752     207,391
 General and administrative........................     16,192        19,363      21,983      22,916      21,810
 Depreciation and amortization.....................     14,464        19,868      20,553      19,547      20,837
                                                     ---------     ---------   ---------   ---------   ---------
  Total expenses...................................    246,578       279,252     272,202     263,215     250,038
                                                     ---------     ---------   ---------   ---------   ---------
Income from operations.............................     16,788         4,388      32,135      32,702      27,300
                                                     ---------     ---------   ---------   ---------   ---------
Non-operating income (expenses):
 Interest income...................................      1,486         1,852       2,397       3,101       1,450
 Interest expense..................................    (38,246)      (39,851)    (38,975)    (39,292)    (39,304)
 Equity in earnings of limited partnership.........      5,012           -           -           -           -
 Gain (loss) on disposal of assets.................      2,120        (1,795)         56          73         -
                                                     ---------     ---------   ---------   ---------   ---------
  Total non-operating expenses, net................    (29,628)      (39,794)    (36,522)    (36,118)    (37,854)
                                                     ---------     ---------   ---------   ---------   ---------
Loss before income taxes, extraordinary and
 other items.......................................    (12,840)      (35,406)     (4,387)     (3,416)    (10,554)
Write off deferred financing costs.................     (6,515)          -           -           -           -
Reorganization costs...............................       (505)          -           -           -           -
                                                     ---------     ---------   ---------   ---------   ---------

Loss before income taxes and extraordinary item....    (19,860)      (35,406)     (4,387)     (3,416)    (10,554)
Income tax (provision) benefit.....................     (1,014)         (160)        100      (1,080)       (754)
                                                     ---------     ---------   ---------   ---------   ---------

Loss before extraordinary item.....................    (20,874)      (35,566)     (4,287)     (4,496)    (11,308)
Extraordinary item:
 Gain (loss) on early extinguishment of debt, net
  of related tax benefit...........................        310           -           -           -       (14,814)
                                                     ---------     ---------   ---------   ---------   ---------
  Net loss.........................................  $ (20,564)    $ (35,566)  $  (4,287)  $  (4,496)  $ (26,122)
                                                     =========     =========   =========   =========   =========

Basic and diluted loss per common share (1):
 Loss before extraordinary item....................     $(4.02)       $(6.86)      $(.83)      $(.87)     $(2.19)
 Extraordinary item................................        .06           -           -           -         (2.87)
                                                     ---------     ---------   ---------   ---------   ---------
  Net loss.........................................     $(3.96)       $(6.86)      $(.83)      $(.87)     $(5.06)
                                                     =========     =========   =========   =========   =========


BALANCE SHEET DATA:                                                          DECEMBER 31,
                                                     -----------------------------------------------------------
                                                      1997(2)         1996       1995        1994        1993
                                                     ---------     ---------   ---------   ---------   ---------
                                                                              (IN THOUSANDS)
Total assets.......................................  $  15,752     $ 221,345   $ 250,116   $ 249,673   $ 223,898
Total debt.........................................  $ 115,949     $ 326,024   $ 329,123   $ 328,400   $ 288,122
Shareholders' deficit..............................  $(143,116)    $(159,207)  $(138,415)  $(134,073)  $(137,835)

(1) During 1997, GBCC adopted the provisions of Financial Accounting Standards No. 128, "Earnings per Share." The earnings per share calculations have been restated for all prior periods presented.

(2) As a result of the Chapter 11 filings by Holdings, GB Property Funding and GBHC, GBCC's control over these subsidiaries is subject to supervision of the Bankruptcy Court and GBCC does not expect to be in control of such subsidiaries after reorganization. Accordingly, these subsidiaries are excluded from the consolidated balance sheet of GBCC at December 31, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES

     GBCC and its subsidiaries conduct three major business activities. These activities may be grouped by company as follows: (i) GBCC, PPI Corporation and their direct, wholly owned subsidiaries, (ii) PCC and NJMI and (iii) Holdings and GBHC.

     GBCC, PPI Corporation and their direct subsidiaries have provided management personnel for GBCC's non-casino hotel operations, including its joint ventures, in the United States and Puerto Rico. GBCC completed its planned exit from these operations in 1997. ACSC, a PPI Corporation subsidiary, licenses casino information technology systems to the Sands, to HCC's casino facilities and to non-affiliated casino companies.

     PCC and NJMI provide management and consulting services or invest in entities which provide such services to affiliates which own hotel and casino properties. Cash flow from such activities, specifically the PML limited partnership interest held by PCC, the Tunica Consulting Contract and the Sands Management Contract have historically been sufficient to meet debt service obligations on the PRT Funding Notes ($9.9 million annually) and, when permitted by the PRT Funding Note indenture, on the Junior Subordinated Notes.

     As a consequence of the Chapter 11 filing by Holdings, GB Property Funding and GBHC, PRT Funding is in default on the $85 million principal amount of PRT Funding Notes which accelerated and became immediately due and payable together with accrued interest. The bankruptcy filing of GBHC also permits it to reject the Sands Management Contract which is an important source of funds for debt service on the PRT Funding Notes. PCC does not have the financial resources or the capacity to borrow sufficient cash to satisfy the $85 million principal amount of the PRT Funding Notes which have accelerated. Consequently, PCC, as guarantor of the PRT Funding Notes, is presently in negotiations with the PRT Funding noteholders seeking to restructure its obligations. There can be no assurance at this time that such negotiations will result in restructuring of its obligations. Accordingly, there is substantial doubt about the ability of GBCC to continue as a going concern.

     Holdings and GBHC own the Sands Hotel and Casino in Atlantic City. Prior to 1996, the Sands' cash flow was sufficient to meet debt service obligations and fund a substantial portion of annual capital expenditures. The Sands also used short-term borrowings to fund seasonal cash needs for certain capital projects. Beginning in early 1996 and continuing through 1997, due to declines in operating cash flow discussed in "Results of Operations," the Sands required periodic financial assistance from PCC and GBCC in order to meet debt service obligations and would have required substantial additional financial assistance to make the January 15, 1998 principal and interest payments due on the 10 7/8% First Mortgage Notes.

     GBHC was unable to obtain additional borrowings from affiliates or other sources and, accordingly, on January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions seeking protection under Chapter 11 of the Bankruptcy Code.

     As a result of the filings, the Sands has sufficient cash flow to continue normal operations while it develops a plan of reorganization for submission to its creditors and the Bankruptcy Court. Capital expenditures, other than normal recurring capital expenditures in the ordinary course of business, will require prior approval of the Bankruptcy Court. There can be no assurance at this time that GBHC's plan of reorganization, when submitted, will be accepted by its creditors or the Bankruptcy Court. In any event, it is not anticipated that PCC will retain a substantial equity position in Holdings as a result of a reorganization and, accordingly, it is not anticipated that the Holdings group will contribute significantly to the future cash flows of the GBCC consolidated group.

     FINANCING ACTIVITIES

     During 1994, HCC loaned $15 million on a junior subordinated basis to a subsidiary of PCC at 14 5/8% interest (the "Junior Subordinated Notes") of which $10 million was loaned to GBHC on the same terms. As of December 31, 1996, HCC had assigned the entire principal amount of the Junior Subordinated Notes together with accrued interest thereon to GBCC. Interest on the subordinated affiliate debt is payable semiannually subject to meeting certain financial coverage and other payment restriction tests. Because such tests have not been met, no interest was paid in 1997.

     Also in 1994, GBCC issued $40.5 million discounted principal amount of deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38.8 million principal amount of 15 1/2% notes issued by another GBCC subsidiary and held by HCC. Effective as of April 1, 1997, HCC acquired from PPI Corporation the general partnership interest in the limited partnership which holds the Aurora Management contract. The acquisition price for the general partnership interest included a note in the amount of $3.8 million and the assignment of $7.6 million discounted amount of the PPI Funding Notes to PPI Corporation. Annual principal and interest payments by HCC on the $3.8 million note approximate the general partner's share of annual partnership distributions which are now being made to HCC. During 1997, HCC forgave $23.6 million discounted principal amount of the PPI Funding Notes.

     During the third quarter of 1996, GBCC borrowed $6.5 million from HCC which accrues interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. GBCC loaned such funds to GBHC on similar terms.

     GBHC repaid its $2 million bank line of credit during January 1997 and the line of credit was cancelled.

     CAPITAL EXPENDITURES AND OTHER INVESTMENTS

     Property and equipment additions during 1997 totaled $3.9 million, of which capital expenditures at the Sands amounted to approximately $3.5 million.

     The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for 1997 totaled $2.9 million.

     During the fourth quarter of 1996, an unconsolidated partnership in which a GBCC subsidiary holds a 46% interest entered into a contract for the sale of a casino/hotel in San Juan, Puerto Rico owned by the partnership and managed by the GBCC subsidiary. The sale was completed in February 1997; the GBCC subsidiary received a fee of approximately $1.5 million with respect to the termination of its management agreement and provided management services on a month to month basis through October 1997 subject to cancellation by the new owners.

RESULTS OF OPERATIONS

     GENERAL

     GBCC's consolidated net revenues have declined to $263.4 million during 1997 from $283.6 million for 1996 and $304.3 million for 1995. Consolidated income from operations increased to $16.8 million in 1997 from $4.4 million in 1996 following a large decline from $32.1 million in 1995. A portion of the 1997 revenue and operating expense decreases is attributable to the April 1, 1997 acquisition by HCC of the general partnership interest in PML. As a consequence of such acquisition, PML's revenues and operating expenses are no longer consolidated with those of GBCC and GBCC's remaining limited partnership interest in PML is accounted for as an equity investment. However, the fluctuations in operating results are primarily attributable to operations at the Sands as discussed below.

     The Sands earned income from operations, exclusive of management fees paid to NJMI, of $14.3 million for the year ended December 31, 1997 compared to a loss from operations of $3.7 million sustained during 1996 and income from operations earned of $24.2 million in 1995. Operating results during the first nine months of 1997 were favorably impacted by operating efficiencies and by management's decision to discontinue certain aggressive marketing programs. Operating results were adversely affected in 1996 by the advent of unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share and to a lesser degree by severe winter snowstorms in January and February. Although net revenues at the Sands declined to $256.3 million in 1997 from $264.8 million in 1996 and $284 million in 1995, operating expenses decreased significantly in 1997 by $25.7 million (9.4%) from 1996. This decrease is due to reductions in marketing and advertising costs of $11.1 million (15.1%) and salaries and related benefits costs of $5.9 million (6%) as a result of management's efforts to control costs while maintaining positive gross operating profit. Operating expenses increased by $6.5 million (2.4%) during 1996 compared to 1995 primarily due to a $10.9 million (17.3%) increase in advertising and marketing costs due to the aggressive marketing programs discussed above.

   GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                    YEAR ENDED DECEMBER 31,
                             -------------------------------------
                                1997         1996         1995
                             -----------  -----------  -----------
                              (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games                 $   74,083   $   79,127   $   95,835
 Slot machines                  157,312      159,972      163,821
 Other (1)                        3,082        3,790        4,392
                             ----------   ----------   ----------
  Total                      $  234,477   $  242,889   $  264,048
                             ==========   ==========   ==========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)                 $  524,040   $  576,577   $  606,283
                             ==========   ==========   ==========

 Hold Percentages: (3, 4)
  Sands                            14.1%        13.7%        15.8%
  Atlantic City                    15.0%        15.5%        15.9%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)               $1,916,350   $1,954,612   $1,892,159
                             ==========   ==========   ==========

 Hold Percentages: (3, 4)
  Sands                             8.2%         8.2%         8.7%
  Atlantic City                     8.4%         8.3%         8.5%

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

     Table games drop at the Sands declined $52.5 million (9.1%) during 1997 compared with 1996 and $29.7 million (4.9%) during 1996 compared with 1995. The Sands' decreases compare with increases of 4% and 5%, respectively, in table drop for all other Atlantic City casinos during the same periods. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 6.8% during 1997 from 7.7% during 1996 and from 8.5% during 1995. The Sands' 1997 table game drop decrease is attributable to declines in patron volume from both the rated and unrated segments. Expansions of other Atlantic City casinos resulted in an increase of approximately 92,000 square feet of gaming space and 73 tables at December 31, 1997 compared to December 31, 1996. Such expansions typically result in intense marketing campaigns which lure the "mass" segment to the new facility. Gaming space at the Sands has remained virtually unchanged since mid-1996 and the number of table games has decreased by 3.1%. The decline in table game drop during 1997 also reflects management's decision to discontinue certain promotional activities, including the use of "special odds" offered at table games, which has caused a decline in the rated table market segment. Table game drop throughout 1996 was adversely impacted by the increase in competitive pressures in the rated table market segment, of which a significant portion was in the "high end" and mid-market segments. The last six months of 1996 also saw a decline in the unrated table market segment as expansions at competing properties, construction on roadways into the city and other factors all served to reduce unrated table play at the Sands.

     Slot machine handle decreased $38.3 million (2%) during 1997 compared with 1996 after increasing $62.5 million (3.3%) during 1996 compared with 1995. The Sands' changes compare with increases in slot machine handle of 2.2% and 4.9% for all other Atlantic City casinos during the same periods. As a result, the Sands' market share of slot machine play declined to 5.9% in 1997 from 6.1% in 1996 and 6.2% in 1995. The Sands' average number of slot machines remained virtually unchanged during 1997 compared to an increase of 7.8% for all other Atlantic City casinos. The below industry-wide performance in handle experienced by the Sands during 1997 is a result of the same competitive pressures resulting from casino expansions and related marketing campaigns at other properties as discussed above with respect to table games. The 1996 increase in slot machine handle is largely attributable to increases in marketing programs, such as coin incentive and direct marketing programs, which resulted in significant increases in the number of bus patrons for 1996 compared to 1995. The Sands' average number of slot machines increased by less than 1% during 1996 compared to an increase of 11.3% for all other Atlantic City casinos. The greater percentage increase in the number of slot machines for other Atlantic City casinos reflects, in part, expansions of certain facilities during 1996 which resulted in an overall increase of approximately 121,000 square feet of casino space and further contributed to the Sands' decline in market share.

     REVENUES

     Casino revenues at the Sands decreased by $8.4 million (3.5%) during 1997 compared with 1996 and by $21.2 million (8%) during 1996 compared with 1995. Decreases in both slot machine and table game wagering during 1997 were partially offset by improvements in the table game hold percentage. Most of the decline in casino revenues during 1996 is attributable to table games which were impacted by both a decline in gross wagering as discussed previously and by a significant and unusual decrease in the table games hold percentage at the Sands to 13.7% during 1996 compared to 15.8% during 1995. The 3.3% increase in slot machine wagering at the Sands during 1996 compared to 1995 was more than offset by a decline in the slot machine hold percentage to 8.2% from 8.7%.

     Rooms revenue decreased $3.8 million (28.2%) during 1997 compared with 1996 and $1.3 million (8.5%) during 1996 compared with 1995 due to the sale in September 1996 of a hotel property operated by GBCC under a joint operating agreement. Food and beverage revenues decreased $2.9 million (8%) during 1997 compared with 1996 after increasing $1 million (2.9%) during 1996 compared with 1995. Decreases in both years resulting from the sale of the hotel property were compounded during 1997 by the decline in patron volume at the Sands, but were more than offset during 1996 by increases resulting from the opening of the Epic Buffet during the third quarter of 1995. Other revenues decreased $8.1 million (41.9%) during 1997 compared to 1996. Decreases resulting from the deconsolidation of PML's revenues ($6.6 million), from the hotel sale and from replacing ongoing "review show" type entertainment with less frequent "star show" entertainment were partially offset by the receipt of a $1.5 million termination fee with respect to the 1997 sale of a casino/hotel property managed by GBCC. Other revenues increased

$1.6 million (8.8%) during 1996 compared with 1995 primarily as a result of an increase in theater entertainment revenue at the Sands.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs.
As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 53.4% during 1997 from 56.1% during 1996 and 57.6% during 1995. Such decreases are primarily attributable to reductions in certain marketing programs and other promotional activities.

     DEPARTMENTAL EXPENSES

     Casino expenses at the Sands decreased $19.2 million (8.8%) during 1997 compared to 1996 after having increased by $9.7 million (4.6%) during 1996 compared to 1995. During 1996, an unprecedented and highly aggressive industry-wide attempt to increase market share resulted in significantly higher costs with respect to coin incentive packages. The abatement of these competitive pressures during 1997 together with management's ongoing efforts to create operating efficiencies, have significantly reduced expenses. Such factors have also resulted in a reduction in the allocation of rooms, food and beverage and other expenses to casino expense. The 1996 increase was primarily due to the expansion of various marketing programs in response to competitive pressures. The additional costs of marketing programs in 1996 resulted in greater allocation of rooms, food and beverage and other expenses to casino expense. Such increases were partially offset by a $1.6 million reduction in gaming taxes during 1996 compared with 1995.

     Rooms expense decreased $1.9 million (41.9%) during 1997 compared to 1996 and $529,000 (10.6%) during 1996 compared to 1995. The decreases result primarily from the sale of a non-casino hotel property in September 1996. Food and beverage expense decreased $1.2 million (10.1%) during 1997 compared to 1996 following an increase of $368,000 (3.2%) during 1996 compared to 1995. The 1997 decrease reflects the aforementioned hotel sale whereas the 1996 increase reflects increased costs associated with the opening of the Epic Buffet at the Sands partially offset by increases in marketing programs, the costs of which are allocated to the casino department. Other expenses decreased $1.8 million (39%) in 1997 from 1996 after increasing $808,000 (21.6%) in 1996 from 1995.
The 1997 decrease is primarily due to the hotel sale and cost savings with respect to theater entertainment while the 1996 increase results from higher theater entertainment costs partially offset by increased allocations to the casino department.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased $3.2 million (16.4%) during 1997 compared to 1996 primarily due to the deconsolidation of PML's operating expenses, the disposal of GBCC's remaining non-casino hotel property and reduced overhead allocations from HCC. General and administrative expenses decreased by $2.6 million (11.9%) during 1996 compared with 1995 primarily due to decreases in equipment rental at the Sands and, to a lesser extent, reductions in payroll costs associated with NJMI's management of the Sands. In addition, cost containment measures implemented by management contributed to a reduction in administrative costs at the Sands during the second half of 1996.

     DEPRECIATION AND AMORTIZATION

     As a result of a revision in the estimated useful life of the Sands' buildings effective October 1, 1996 and the completion of amortization with respect to certain of its long lived assets, GBCC's depreciation and amortization expense for the year ended December 31, 1997 decreased by $5.4 million (27.2%) compared to 1996. Depreciation and amortization expense did not change significantly in 1996 compared to 1995.

     INTEREST

     Interest income decreased $366,000 (19.8%) during 1997 compared to 1996 and $545,000 (22.7%) during 1996 compared to 1995. The 1997 decrease reflects the loss of interest income from a note receivable associated with the hotel sold in September 1996. The 1996 decrease is attributable to a decline in the amount of cash available for temporary cash investments. Interest expense did not change significantly during either 1997 or 1996 from prior years.

     EQUITY IN EARNINGS OF LIMITED PARTNERSHIP

     Effective as of April 1, 1997, HCC acquired the general partnership interest in PML from PPI Corporation. The Agreement of Limited Partnership of PML provides for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner. GBCC's equity in the earnings of PML amounted to $5 million during 1997.

     GAIN (LOSS) ON DISPOSAL OF ASSETS

     GBCC recognized gains during 1997 from liquidating distributions received from a joint venture with respect to the sale of a managed hotel property in Orlando, Florida and from the early termination of a leasehold arrangement. GBCC experienced a loss on disposal of assets amounting to $1.8 million during 1996 resulting from the write off of deferred option costs with respect to the planned purchase of a site for future expansion.

     NONRECURRING ITEMS

     At December 31, 1997, remaining deferred financing costs associated with the 10 7/8% First Mortgage Notes ($4.3 million) and the PRT Funding Notes ($2.2 million) were written off. In addition, professional fees with respect to GBHC's Chapter 11 filing ($505,000) were expensed during 1997.

     INCOME TAX (PROVISION) BENEFIT

     GBCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $24 million for federal income tax purposes, most of which do not begin to expire until the year 2006. Additionally, GBCC and its subsidiaries have various tax credits available totaling approximately $3.6 million, many of which expire by the year 2004. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that utilization of such NOL's is more likely than not, a valuation allowance should be recorded. Due to losses sustained for both financial and tax reporting by GBCC and its subsidiaries through 1997, management was unable to determine that realization of that asset was more likely than not and, thus, provided valuation allowances for the entire deferred tax asset for all periods presented.

     EXTRAORDINARY ITEM

     A subsidiary of Holdings acquired $2.5 million of 10 7/8% First Mortgage notes at a discount of $375,000 with which to make its scheduled July 1997 principal payment. Such gain was partially offset by the write off of associated financing costs, resulting in a net gain from early extinguishment of debt amounting to $310,000.

     YEAR 2000 COMPLIANCE

     Management believes that its information systems are Year 2000 compliant.

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

ITEM 8.  INDEX TO FINANCIAL STATEMENTS

                                                            PAGE
                                                            ----
GREATE BAY CASINO CORPORATION AND SUBSIDIARIES:

   Report of Independent Public Accountants.................  25

   Consolidated Balance Sheets as of December 31, 1997
    and 1996................................................  26

   Consolidated Statements of Operations for the Years
    Ended December 31, 1997, 1996 and 1995..................  28

   Consolidated Statement of Changes in Shareholders'
    Deficit for the Three Years Ended December 31, 1997.....  29

   Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1997, 1996 and 1995..................  30

   Notes to Consolidated Financial Statements...............  31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To Greate Bay Casino Corporation:

   We have audited the accompanying consolidated balance sheets of Greate Bay Casino Corporation (the Company and a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greate Bay Casino Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed more fully in Note 1 to the consolidated financial statements, the Company is in violation of certain indenture covenants, which has resulted in the acceleration of the due date of the Company's debt obligations. The default under the indenture for the Company's debt obligations raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                       ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 23, 1998

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (NOTE 1)

                                    ASSETS

                                                       DECEMBER 31,
                                               ---------------------------
                                                   1997           1996
                                               -----------   -------------
Current Assets:
 Cash and cash equivalents                     $ 6,555,000   $  22,991,000
 Short-term investment                                 -         2,000,000
 Accounts receivable, net of allowances
  of $213,000 and $15,524,000, respectively         61,000      10,656,000
 Inventories                                       164,000       4,016,000
 Due from affiliates                               723,000       2,525,000
 Deferred income taxes                              36,000       1,627,000
 Option payment                                  1,000,000             -
 Refundable deposits and other
  current assets                                   842,000       2,388,000
                                               -----------   -------------

  Total current assets                           9,381,000      46,203,000
                                               -----------   -------------

Investment in Limited Partnership                2,256,000             -
                                               -----------   -------------

Property and Equipment:
 Land                                              864,000      38,957,000
 Buildings and improvements                            -       185,508,000
 Operating equipment                             1,317,000      92,769,000
 Construction in progress                              -         1,535,000
                                               -----------   -------------

                                                 2,181,000     318,769,000
 Less - accumulated depreciation
  and amortization                                (971,000)   (161,882,000)
                                               -----------   -------------

  Net property and equipment                     1,210,000     156,887,000
                                               -----------   -------------

Other Assets:
 Obligatory investments                                -         6,382,000
 Deferred financing costs                              -         7,653,000
 Due from affiliates                             2,897,000             -
 Other assets                                        8,000       4,220,000
                                               -----------   -------------

  Total other assets                             2,905,000      18,255,000
                                               -----------   -------------

                                               $15,752,000   $ 221,345,000
                                               ===========   =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (NOTE 1)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                            DECEMBER 31,
                                                   -----------------------------
                                                        1997            1996
                                                   -------------   -------------
Current Liabilities:
 Current maturities of long-term debt              $  85,055,000   $   3,127,000
 Short-term credit facilities                                -         2,000,000
 Borrowings from affiliates                           12,422,000       6,750,000
 Accounts payable                                        967,000       8,981,000
 Accrued liabilities -
  Salaries and wages                                     133,000       5,090,000
  Interest                                             6,875,000      11,673,000
  Insurance                                              128,000       3,276,000
  Other                                                   62,000       6,687,000
 Other current liabilities                               730,000       5,479,000
                                                   -------------   -------------
  Total current liabilities                          106,372,000      53,063,000
                                                   -------------   -------------
Investment in and Advances to GB Holdings, Inc.       20,996,000             -
                                                   -------------   -------------
Long-Term Debt                                        30,894,000     322,897,000
                                                   -------------   -------------
Other Noncurrent Liabilities                             606,000       3,592,000
                                                   -------------   -------------
Due to Affiliate                                             -         1,000,000
                                                   -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding                519,000         519,000
 Additional paid-in capital                           75,212,000      38,557,000
 Accumulated deficit                                (218,847,000)   (198,283,000)
                                                   -------------   -------------
  Total shareholders' deficit                       (143,116,000)   (159,207,000)
                                                   -------------   -------------
                                                   $  15,752,000   $ 221,345,000
                                                   =============   =============

               The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)

                                                                     YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               1997           1996           1995
                                                           ------------   ------------   ------------
Revenues:
 Casino                                                    $234,477,000   $242,889,000   $264,048,000
 Rooms                                                        9,691,000     13,505,000     14,763,000
 Food and beverage                                           32,968,000     35,853,000     34,856,000
 Other                                                       11,234,000     19,322,000     17,753,000
                                                           ------------   ------------   ------------
                                                            288,370,000    311,569,000    331,420,000
 Less - Promotional allowances                              (25,004,000)   (27,929,000)   (27,083,000)
                                                           ------------   ------------   ------------
  Net revenues                                              263,366,000    283,640,000    304,337,000
                                                           ------------   ------------   ------------

Expenses:
 Casino                                                     199,746,000    218,990,000    209,282,000
 Rooms                                                        2,590,000      4,456,000      4,985,000
 Food and beverage                                           10,815,000     12,030,000     11,662,000
 Other                                                        2,771,000      4,545,000      3,737,000
 General and administrative                                  16,192,000     19,363,000     21,983,000
 Depreciation and amortization                               14,464,000     19,868,000     20,553,000
                                                           ------------   ------------   ------------
  Total expenses                                            246,578,000    279,252,000    272,202,000
                                                           ------------   ------------   ------------
  Income from operations                                     16,788,000      4,388,000     32,135,000
                                                           ------------   ------------   ------------

Non-operating income (expenses):
 Interest income                                              1,486,000      1,852,000      2,397,000
 Interest expense                                           (38,246,000)   (39,851,000)   (38,975,000)
 Equity in earnings of limited partnership                    5,012,000            -              -
 Gain (loss) on disposal of assets                            2,120,000     (1,795,000)        56,000
                                                           ------------   ------------   ------------
  Total non-operating expense, net                          (29,628,000)   (39,794,000)   (36,522,000)
                                                           ------------   ------------   ------------

Loss before income taxes,
  extraordinary and other items                             (12,840,000)   (35,406,000)    (4,387,000)
Write off deferred financing costs                           (6,515,000)           -              -
Reorganization costs                                           (505,000)           -              -
                                                           ------------   ------------   ------------
Loss before income taxes and
 extraordinary item                                         (19,860,000)   (35,406,000)    (4,387,000)

Income tax (provision) benefit                               (1,014,000)      (160,000)       100,000
                                                           ------------   ------------   ------------
Loss before extraordinary item                              (20,874,000)   (35,566,000)    (4,287,000)

Extraordinary item:
 Gain on early extinguishment of debt                           310,000            -              -
                                                           ------------   ------------   ------------
Net loss                                                   $(20,564,000)  $(35,566,000)  $ (4,287,000)
                                                           ============   ============   ============

Basic and diluted net loss per common share:
 Loss before extraordinary item                            $      (4.02)  $      (6.86)  $       (.83)
 Extraordinary item                                                 .06            -              -
                                                           ------------   ------------   ------------
 Net loss                                                  $      (3.96)  $      (6.86)  $       (.83)
                                                           ============   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT (NOTE 1)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997



                                               COMMON STOCK        ADDITIONAL
                                             -------------------    PAID-IN       ACCUMULATED
                                               SHARES    AMOUNT     CAPITAL        DEFICIT
                                             ---------  --------  -----------   -------------
BALANCE, JANUARY 1, 1995                     5,186,627  $519,000  $23,838,000   $(158,430,000)
 Adjustment to prior year capital
  contribution                                     -         -        (55,000)            -
 Net loss                                          -         -            -        (4,287,000)
                                             ---------  --------  -----------   -------------

BALANCE, DECEMBER 31, 1995                   5,186,627   519,000   23,783,000    (162,717,000)
  Capital contribution                             -         -     14,774,000             -
  Net loss                                         -         -            -       (35,566,000)
                                             ---------  --------  -----------   -------------

BALANCE, DECEMBER 31, 1996                   5,186,627   519,000   38,557,000    (198,283,000)
  Sale of general partnership interest             -         -     13,024,000             -
  Forgiveness of affiliate debt                    -         -     23,631,000             -
  Net loss                                         -         -            -       (20,564,000)
                                             ---------  --------  -----------   -------------

BALANCE, DECEMBER 31, 1997                   5,186,627  $519,000  $75,212,000   $(218,847,000)
                                             =========  ========  ===========   =============

          The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)

                                                                          YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                    1997           1996           1995
                                                                ------------   ------------   ------------
OPERATING ACTIVITIES:
 Net loss                                                       $(20,564,000)  $(35,566,000)  $ (4,287,000)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Extraordinary item                                                (310,000)           -              -
  Write off deferred financing costs                               6,515,000
  Depreciation and amortization, including
   accretion of debt discount                                     21,952,000     27,163,000     27,219,000
  (Gain) loss on disposal of assets                               (2,120,000)     1,795,000        (56,000)
  Provision for doubtful accounts                                  3,408,000      2,167,000      2,988,000
  Equity in earnings of limited partnership                       (5,012,000)           -              -
  Dividends received from limited partnership                      4,856,000            -              -
  Deferred income tax (benefit) provision                            (36,000)        51,000       (480,000)
  Increase in accounts receivable                                   (607,000)      (972,000)      (744,000)
  (Decrease) increase in accounts payable and
   other accrued liabilities                                        (902,000)     2,108,000      3,967,000
  Net change in other current assets and liabilities               3,247,000        388,000      1,050,000
  Net change in other noncurrent assets and liabilities            1,922,000       (161,000)      (468,000)
                                                                ------------   ------------   ------------
     Net cash provided by (used in) operating activities          12,349,000     (3,027,000)    29,189,000
                                                                ------------   ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                              (3,915,000)    (8,085,000)   (19,911,000)
 Deconsolidation of GB Holdings, Inc.                            (13,871,000)           -              -
 Decrease in cash from sale of limited partnership                  (451,000)           -              -
 Proceeds from disposition of assets                                  59,000      2,594,000         56,000
 Collections on notes receivable                                     353,000      9,361,000        103,000
 Obligatory investments                                           (2,876,000)    (3,062,000)    (2,967,000)
 Short-term investments                                            2,000,000     (2,000,000)           -
 Investments in and advances to unconsolidated affiliates         (6,500,000)    (2,946,000)    (1,675,000)
 Distributions from unconsolidated affiliate                         750,000            -              -
                                                                ------------   ------------   ------------
   Net cash used in investing activities                         (24,451,000)    (4,138,000)   (24,394,000)
                                                                ------------   ------------   ------------

FINANCING ACTIVITIES:
 Issuance of long-term debt                                              -          700,000            -
 Net (repayments) borrowings on short-term credit facilities      (2,000,000)     2,000,000            -
 Net borrowings from affiliate                                           -        1,750,000            -
 Deferred financing costs                                                -          (10,000)       (32,000)
 Repayments of long-term debt                                     (2,334,000)    (2,351,000)    (5,998,000)
                                                                ------------   ------------   ------------
  Net cash (used in) provided by financing activities             (4,334,000)     2,089,000     (6,030,000)
                                                                ------------   ------------   ------------
  Net decrease in cash and cash equivalents                      (16,436,000)    (5,076,000)    (1,235,000)
  Cash and cash equivalents at beginning of year                  22,991,000     28,067,000     29,302,000
                                                                ------------   ------------   ------------
  Cash and cash equivalents at end of year                      $  6,555,000   $ 22,991,000   $ 28,067,000
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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

   Greate Bay Casino Corporation, a Delaware corporation, and its subsidiaries ("GBCC"), are engaged in the operation and management of casino properties. GBCC's principal operations consist of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and management and consulting contracts with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica, Mississippi (the "Tunica Casino") (see Note 7). GBCC, through its subsidiaries and various joint ventures, has also engaged to a lesser extent in other hotel and casino operations in the United States and the Caribbean.

   Prior to December 31, 1996, Hollywood Casino Corporation ("HCC") owned approximately 80% of the outstanding common stock of GBCC. HCC distributed such stock to its shareholders; as a result, approximately 36% of GBCC's outstanding stock is owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 53% of HCC. HCC owns the Aurora Casino and the Tunica Casino.

   GBCC estimates that a significant amount of the Sands' revenues is derived from patrons living in southeastern Pennsylvania, northern New Jersey and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue or intensify in the future.

   PPI Corporation is a wholly owned subsidiary of GBCC which owns various entities related to GBCC's Atlantic City gaming operations. Included herein as wholly owned subsidiaries of PPI Corporation are: GB Property Funding Corp. ("GB Property Funding"), the issuer of $185,000,000 original principal amount of 10 7/8% First Mortgage Notes, due 2004 (the "10 7/8% First Mortgage Notes"); PRT Funding Corp., the issuer of $85,000,000 original principal amount of 11 5/8% senior notes, due 2004 (the "PRT Funding Notes"); New Jersey Management, Inc. ("NJMI"), which manages the operations of the Sands; Pratt Casino Corporation ("PCC"), which earns consulting fees from the Tunica Casino; Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands; GB Holdings, Inc. ("Holdings"), the parent of GBHC; and, for periods prior to April 1, 1997, Pratt Management, L.P. ("PML"), which manages the operations of the Aurora Casino.

   Effective as of April 1, 1997, HCC acquired the general partnership interest in PML which holds the management contract on the Aurora Casino from PPI Corporation. As a result, GBCC's investment in PML is now being presented under the equity method of accounting (see Note 8). For all periods through March 31, 1997, PML was wholly owned by subsidiaries of GBCC; accordingly, the operating results of PML, together with its assets and liabilities, were consolidated with GBCC for financial statement purposes.

   On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. The filings of such petitions constitute a default under the indenture for the PRT Funding Notes; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

   The accompanying consolidated financial statements have been prepared assuming that GBCC will continue as a going concern. As discussed above, certain affiliates of GBCC filed for Chapter 11 bankruptcy protection on January 5, 1998. The affiliate filings under Chapter 11 have resulted in a default under the indenture for the PRT Funding Notes; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. As a result of the Chapter 11 filings, GBHC can reject the Sands' management contract with NJMI, which would eliminate this source of cash to GBCC. PCC, which is liable as guarantor under the PRT Funding Notes, does not have sufficient assets to satisfy the outstanding amounts and has entered into negotiations with the PRT Funding bondholders to restructure the obligations.
No assurance can be given that GBCC will be able to restructure its obligations. The default under the indenture for the PRT Funding Notes raises substantial doubt about GBCC's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

 PRINCIPLES OF CONSOLIDATION -

   The consolidated financial statements include the accounts of GBCC and all of its wholly owned subsidiaries prior to December 31, 1997. As a result of the Chapter 11 filings discussed in Note 1, GBCC's control over the filing subsidiaries is subject to supervision of the Bankruptcy Court and GBCC does not expect to be in control of such subsidiaries after reorganization. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheet at December 31, 1997 (see Note 13). GBCC's negative investment in Holdings and its subsidiaries on the accompanying consolidated balance sheet at December 31, 1997 reflects GBCC's investment under the equity method of accounting. The accompanying consolidated financial statements include Holdings and its subsidiaries' operations and cash flows through December 31, 1997. All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates, including joint ventures, that are 50% or less owned are accounted for by the equity method.

 CASINO REVENUES, PROMOTIONAL ALLOWANCES AND DEPARTMENTAL EXPENSES -

   The Sands recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are reflected as current liabilities on the accompanying consolidated balance sheet at December 31, 1996.

             GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

   The estimated value of rooms, food and beverage and other items which were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included as casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 1997, 1996 and 1995 are as follows:

                        1997         1996         1995
                     -----------  -----------  -----------

Rooms                $ 5,617,000  $ 6,170,000  $ 6,023,000
Food and beverage     28,144,000   29,357,000   28,259,000
Other                  2,991,000    4,435,000    3,631,000
                     -----------  -----------  -----------

                     $36,752,000  $39,962,000  $37,913,000
                     ===========  ===========  ===========

 CASH AND CASH EQUIVALENTS -

   Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

 ALLOWANCE FOR DOUBTFUL ACCOUNTS -

   The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $3,408,000, $2,167,000 and $2,988,000 were made during the years ended December 31, 1997, 1996 and 1995, respectively.

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

 PROPERTY AND EQUIPMENT -

   Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over their estimated useful lives as follows:

   Buildings and improvements            10-40 years
   Operating equipment                    3-15 years

   On October 1, 1996, GBCC revised the estimated useful life of its buildings from 25 years to 40 years. Management believes the change in estimated life more appropriately reflects the timing of the economic benefit to be received from these assets. The effect of this change reduced depreciation and amortization expense and net loss by approximately $2,880,000 and $761,000, for the years ended December 31, 1997 and 1996, respectively.

             GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

   Interest costs related to property and equipment acquisitions were capitalized during the acquisition period and are being amortized over the useful lives of the related assets.

 DEFERRED FINANCING COSTS -

   The costs of issuing long-term debt, including all underwriting, legal and accounting fees, have been capitalized and were being amortized over the term of the related debt issue. As a result of the filings under Chapter 11 on January 5, 1998, the remaining deferred financing costs in the amount of $6,515,000 were determined to be unrealizable and were written off on the accompanying consolidated statement of operations for the year ended December 31, 1997. The unamortized balance of deferred financing costs amounted to $7,653,000 at December 31, 1996. Amortization of such costs was $1,072,000, $1,087,000 and $1,113,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

 LONG-LIVED ASSETS -

   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, GBCC does not believe that any such changes have occurred.

 ACCRUED INSURANCE -

   GBCC is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, GBCC's ultimate liability may differ from the amounts accrued.

 EMPLOYEE STOCK OPTIONS -

   During 1996, GBCC adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied. GBCC has elected to continue to account for employee stock-based compensation under Opinion 25. As there were no grants of options during 1997, 1996 or 1995 (see
Note 6), no additional disclosures are required.

             GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

 INCOME TAXES -

   From May 1992 through December 31, 1996, GBCC's results of operations were included in HCC's consolidated federal income tax return. Pursuant to agreements between HCC and GBCC, GBCC's provision for federal income taxes was based on the amount of tax which would have been provided if a separate federal income tax return had been filed.

 INTEREST EXPENSE -

   Interest expense includes the accretion of debt discount amounting to $7,488,000, $7,295,000 and $6,666,000, respectively, during the years ended December 31, 1997, 1996 and 1995.

 NET LOSS PER COMMON SHARE -

   During 1997, GBCC adopted the provisions of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the calculation and disclosure of earnings per common share assuming no dilution (basic earnings per share) and earnings per common share assuming full dilution (diluted earnings per share). SFAS 128 became effective on December 15, 1997 and requires the restatement of earnings per share for all prior years presented.

   Under SFAS 128, basic earnings per common share is calculated by dividing the net (loss) income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated for periods in which income from continuing operations was earned by dividing the components of net income by the weighted average number of shares of common stock and common stock equivalents outstanding. All common stock equivalents are excluded from the calculation of diluted net loss per share for periods during which a loss was incurred because the effect of their inclusion would be antidilutive.

   For each of the years ended December 31, 1997, 1996, and 1995, basic and diluted loss per share were the same. The weighted average number of shares of common stock used in the calculation of both basic and diluted loss per share was 5,186,627 for each of the years ended December 31, 1997, 1996, and 1995. No common stock equivalents were outstanding during the years ended December 31, 1997 and 1996. The calculation of diluted loss per share for the year ended December 31, 1995 excluded 8,030 weighted average common stock equivalents, as the inclusion of such equivalents would have been antidilutive due to the net loss incurred that year.

 RECLASSIFICATIONS

   Certain reclassifications have been made to the prior years' financial statements to conform to the 1997 consolidated financial statement presentation.

             GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

(3)  SHORT-TERM CREDIT FACILITIES AND BORROWINGS FROM AFFILIATES

   During June 1994, a subsidiary of GBCC entered into an agreement for a bank line of credit in the amount of $5,000,000. The agreement, which was renewed in April 1995, provided for interest on borrowings at the bank's prime lending rate plus 3/4% per annum. As of April 30, 1996, the subsidiary extended $2,000,000 of the line of credit until April 30, 1997. As of December 31, 1996, $2,000,000 was outstanding under the line of credit. The line of credit was repaid during January 1997 and the line of credit was cancelled.

   GBCC and its subsidiaries had outstanding affiliate borrowings from HCC of $6,750,000 and $7,750,000, respectively, as of December 31, 1997 and 1996.
During the third quarter of 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996; such funds were loaned by GBCC to GBHC for working capital purposes on the same terms. In addition, $250,000 is due on demand, or if no demand is made, on April 8, 1998. Such borrowing from HCC bears interest at the rate of 14% per annum, payable semiannually. Also included in the balance at December 31, 1996 was a $1,000,000, 14% note which was assumed by HCC in connection with its acquisition of the general partnership interest in PML.

   An advance to a GBCC subsidiary from GBHC in the amount of $5,672,000 was outstanding at December 31, 1996. Such advance, together with related interest payable of $3,042,000, eliminated in consolidation at December 31, 1996. The GBCC subsidiary which received the advance is insolvent and GBCC has no obligation with respect to the advance. At December 31, 1997, such advance, together with accrued interest in the amount of $3,978,000, has been reflected as an adjustment to GBCC's negative investment in Holdings on the accompanying consolidated balance sheet.

(4)  LONG-TERM DEBT AND PLEDGE OF ASSETS

   Substantially all of GBCC's assets are pledged in connection with its long-term indebtedness. On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. The filings of such petitions constitute a default under the indenture for the PRT Funding Notes; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated, is currently due and payable and has been classified as current on the accompanying consolidated balance sheet at December 31, 1997.

             GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                                                        DECEMBER 31,
                                                                ---------------------------
                                                                    1997           1996
                                                                ------------   ------------
 10 7/8% first mortgage notes, due 2004 (a)                     $       -      $185,000,000
 11 5/8% senior notes, due 2004 (b)                               85,000,000     85,000,000
 14 7/8% secured promissory note, due 2006, net of
   discount of $17,281,000 and $44,015,000, respectively (c)      30,321,000     54,338,000
 Other                                                               628,000      1,686,000
                                                                ------------   ------------
     Total indebtedness                                          115,949,000    326,024,000
   Less - current maturities                                     (85,055,000)    (3,127,000)
                                                                ------------   ------------
     Total long-term debt                                       $ 30,894,000   $322,897,000
                                                                ============   ============

--------------------------

(a) On February 17, 1994, GB Property Funding issued the 10 7/8% First Mortgage Notes which are due January 15, 2004 and which are collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only was payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 became due on each interest payment date with the balance due at maturity. Such semiannual payments may be made in cash or by tendering 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. GB Property Funding acquired $2,500,000 face amount of 10 7/8% First Mortgage Notes at a discount during May 1997 which it used during June to make its July 15, 1997 required principal payment.

     As a result of the aforementioned filings of petitions under Chapter 11 of the Bankruptcy Code, the 10 7/8% First Mortgage Notes are in default.

(b) On February 17, 1994, PRT Funding Corp. issued the PRT Funding Notes. Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of GBCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with respect to the 10 7/8% First Mortgage Notes described in (a) above.

             GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

(c) On February 17, 1994, PPI Funding Corp., a newly formed subsidiary of GBCC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for the $38,779,000 principal amount of 15 1/2% unsecured notes (the "PCPI Notes") held by HCC and issued by PCPI Funding Corp., a subsidiary of GBCC. The PPI Funding Notes were discounted to yield interest at the rate of 14 7/8% per annum and had a face value of $110,636,000. Subsequent principal payment by PPI Funding Corp. reduced the maturity value of the notes to $98,353,000 at December 31, 1996. During the second quarter of 1997, HCC assigned $13,750,000 undiscounted principal amount of the PPI Funding Notes to PPI Corporation as consideration, in part, for HCC's acquisition of the general partnership interest in PML (see Note 7). Such assignment reduced the maturity value of the notes to $84,603,000. At December 31, 1997, an additional $37,000,000 undiscounted face value ($23,631,000 discounted value) of the PPI Funding Notes was forgiven by HCC, further reducing the maturity value to $47,603,000. Because of the continued affiliation of HCC and GBCC, the forgiveness of debt has been reflected by GBCC as a credit to paid-in capital on the accompanying consolidated balance sheet at December 31, 1997. Payment of interest is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of GBCC.

     Scheduled payments of long-term debt as of December 31, 1997, exclusive of the PRT Funding Notes which are currently in default and accelerated, are set forth below:


                 1998          $    55,000
                 1999               59,000
                 2000               64,000
                 2001              450,000
                 2002                  -
                 Thereafter     47,602,000
                               -----------
                  Total        $48,230,000
                               -----------

     Interest paid, net of amounts capitalized, amounted to $30,102,000, $31,206,000 and $32,058,000, respectively, during the years ended December 31, 1997, 1996 and 1995.

             GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

(5)  INCOME TAXES

     Components of GBCC's (provision) benefit for income taxes consist of the following:

                                                   YEAR ENDED DECEMBER 31,
                                           --------------------------------------
                                               1997           1996         1995
                                           ------------   -----------   ---------
Federal income tax (provision) benefit:
 Current                                   $(17,319,000)  $ 5,667,000   $ 206,000
 Deferred                                     9,997,000        90,000     490,000
State income tax (provision) benefit:
 Current                                       (794,000)     (109,000)   (380,000)
 Deferred                                       (36,000)      (51,000)    480,000
 Valuation allowance                          7,138,000    (5,757,000)   (696,000)
                                           ------------   -----------   ---------
                                           $ (1,014,000)  $  (160,000)  $ 100,000
                                           ============   ===========   =========

   For periods prior to December 31, 1996, GBCC was included in the consolidated federal income tax return of HCC, GBCC's parent prior to that date. Pursuant to agreements between HCC and GBCC, GBCC's provision for federal income taxes was based on the amount of tax which would have been provided if a separate federal income tax return were filed. In addition, HCC compensated GBCC for the use by HCC and its subsidiaries (exclusive of GBCC and its subsidiaries) of GBCC's available tax net operating loss carryforwards ("NOL's"). There was no such utilization of GBCC's NOL's for the years ended December 31, 1996 and 1995. Total state income taxes paid by GBCC for the years ended December 31, 1997, 1996 and 1995 amounted to $193,000, $123,000 and $171,000, respectively.

             GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

   A reconciliation between the calculated tax benefit based on the statutory rates in effect and the effective tax rates follows:

                                                   YEAR ENDED DECEMBER 31,
                                          ----------------------------------------
                                              1997           1996          1995
                                          ------------   ------------   ----------

Calculated income tax benefit
 at 34%                                   $  6,647,000   $ 12,038,000   $1,492,000
Tax benefit of operating
 losses not recognized                             -      (11,098,000)    (297,000)
Forgiveness of debt by affiliate             8,035,000            -            -
Adjustment to prior year taxes                 928,000            -            -
Amortization of excess
 purchase price                                    -         (601,000)    (803,000)
Disallowance of meals and
 entertainment                                (145,000)      (338,000)    (354,000)
State income taxes                            (548,000)      (106,000)      66,000
Other                                          271,000        (55,000)      (4,000)
Valuation allowance change                   7,138,000            -            -
Deconsolidation of Holdings                (23,340,000)           -            -
                                          ------------   ------------   ----------
Tax benefit (provision) as shown on
 consolidated statements of operations    $ (1,014,000)  $   (160,000)  $  100,000
                                          ============   ============   ==========

   As a result of the distribution of GBCC's stock by HCC to its shareholders, GBCC is no longer included in HCC's consolidated federal income tax return. As of December 31, 1997, GBCC and its subsidiaries have NOL's totaling approximately $24,000,000 for federal income tax purposes, most of which do not begin to expire until the year 2006. Additionally, GBCC and its subsidiaries have various tax credits available totaling approximately $3,650,000 most of which expire by the year 2004. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's is more likely than not, a valuation allowance should be recorded. Due to losses sustained for both financial and tax reporting by GBCC and its subsidiaries through 1997, management was unable to determine that realization of such asset was more likely than not and, thus, has provided valuation allowances for the entire deferred tax asset for all periods presented.

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

             GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

   The components of the net deferred tax asset were as follows:

                                                  DECEMBER 31,
                                          ---------------------------
                                              1997           1996
                                          ------------   ------------

Deferred tax assets:
 Net operating loss carryforwards         $  9,388,000   $ 26,335,000
 Forgiveness of affiliate debt               9,438,000            -
 Allowance for doubtful accounts                85,000      6,428,000
 Alternative minimum tax credit                270,000            -
 Investment and jobs tax credits             3,378,000      3,223,000
 Investment in consolidated subsidiary       4,428,000            -
 Equity losses of unconsolidated
  subsidiaries and joint ventures               85,000      3,293,000
 Other liabilities and accruals                298,000      3,034,000
 Deferred financing costs                      899,000            -
 Other                                          12,000      2,037,000
                                          ------------   ------------
  Total deferred tax assets                 28,281,000     44,350,000
                                          ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization                     -       (8,334,000)
 Other                                             -         (597,000)
                                          ------------   ------------
  Total deferred tax liabilities                   -       (8,931,000)
                                          ------------   ------------

Net deferred tax asset                      28,281,000     35,419,000
Valuation allowance                        (28,281,000)   (35,419,000)
                                          ------------   ------------
                                          $        -     $        -
                                          ============   ============

(6)  STOCK OPTIONS AND COMPENSATION PLANS

INCENTIVE STOCK OPTION PLAN
---------------------------

   During 1990, GBCC adopted the 1990 Incentive Stock Option Plan (the "Plan"). The 1990 Plan provides for the granting of incentive stock options intended to qualify for special tax treatment under the Internal Revenue Code, as amended. The shares offered under the 1990 Plan consist of shares of GBCC common stock. Options for no more than 102,092 shares of common stock may be granted under the 1990 Plan.

   The 1990 Plan is administered by the Board of Directors of GBCC through its compensation committee. Options granted under the 1990 Plan are exercisable for a term ending five years from the date of grant and are subject to limitations on the quantity exercised in a calendar year and to certain repurchase

             GREATE BAY CASINO CORPORATION AND SUBSIDIARIES provisions. No options to purchase shares were outstanding at any time during the years ended December 31, 1997 and 1996. Options outstanding for the issue of 8,030 shares at an exercise price of $2.50 per share were available at January 1, 1995 and expired during 1995 without exercise. As of December 31, 1997 options to purchase 57,772 shares are available for grant.

COMPENSATION PLAN
-----------------

   During October 1995, HCC assumed the outstanding unfunded obligations of GBCC under existing agreements with certain of GBCC's principal shareholders and key executive officers providing for (1) lifetime pension benefits upon the expiration of existing employment contracts and subsequent consulting agreements and (2) death benefits to be paid for a period of ten years. The obligation assumed by HCC was based on the net present value of the obligation at that date of $4,283,000. GBCC issued a non-interest bearing note payable to HCC for a like amount in exchange for the assumption; such note was contributed to GBCC on December 31, 1996 (see Note 13). Amounts charged to expense by GBCC under the compensation agreements for the years ended December 31, 1997, 1996 and 1995 were approximately $9,000, $330,000 and $158,000, respectively.

(7)  TRANSACTIONS WITH RELATED PARTIES

   As a result of the Chapter 11 filings discussed in Notes 1 and 2, the assets and liabilities of Holdings and its subsidiaries are not included on the accompanying consolidated balance sheet at December 31, 1997. Accordingly, intercompany receivables and payables which previously eliminated in consolidation are now considered balances outstanding with affiliates.

   Prior to sale of the property in September 1996, GBCC operated the Holiday Inn located at the north entrance of the Dallas/Fort Worth Airport ("DFW North") which was owned by Metroplex Hotel Limited ("Metroplex"), a partnership controlled by certain members of the Pratt Family. During 1996 and 1995, GBCC made capital expenditures under the hotel operating agreement totaling $2,581,000 toward property improvements. GBCC was also obligated by the hotel operating agreement to make minimum rental payments equal to Metroplex's principal and interest payments on the underlying indebtedness of this hotel. During February 1994, GBCC utilized funds borrowed from HCC to purchase such underlying indebtedness with a principal balance of $13,756,000 from third parties at a cost of $6,750,000 and subject to third party indebtedness amounting to $2,706,000. The required minimum rental payments (net of debt service receipts) amounted to $397,000 and $530,000, respectively, during the years ended December 31, 1996 and 1995. Upon the sale of the hotel by Metroplex, GBCC received proceeds sufficient to repay third party indebtedness of $1,873,000, recover its $6,750,000 acquisition cost of the underlying indebtedness, recover $2,581,000 of its total investment in property improvements and receive additional cash of approximately $770,000.

   PML, a limited partnership wholly owned through March 31, 1997 by GBCC, earns management fees pursuant to a management agreement with Hollywood Casino - Aurora, Inc. ("HCA"), an HCC subsidiary. Such fees include a base management fee equal to 5% of the Aurora Casino's operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues,

             GREATE BAY CASINO CORPORATION AND SUBSIDIARIES less expenses other than depreciation, interest, amortization and taxes). Effective as of April 1, 1997, HCC acquired the general partnership interest in PML from PPI Corporation. Management fees earned by GBCC prior to the April 1, 1997 sale of the general partnership interest amounted to $2,727,000. Such fees amounted to $9,360,000 and $9,432,000, respectively, during the years ended December 31, 1996 and 1995. Unpaid fees totaling $2,096,000 are included in amounts due from affiliates on the accompanying consolidated balance sheet at December 31, 1996.

   PPI Corporation received a five-year note in the original amount of $3,800,000 together with the assignment of $13,750,000 undiscounted principal amount ($7,597,000 discounted value) of PPI Funding Notes (see Note 4) and $350,000 of accrued interest due from GBCC from HCC in exchange for the general partnership interest in PML. The difference between the historical cost of PPI Corporation's investment in PML and the selling price ($13,024,000) was recorded
as a credit to paid-in capital (see Note 13).   The $3,800,000 note is payable
in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. The remaining note balance at December 31, 1997 of $3,447,000 is included in current ($552,000) and noncurrent ($2,895,000) amounts due from affiliates on the accompanying consolidated balance sheet. Interest income on the note from HCC amounted to $383,000 during the year ended December 31, 1997. Accrued interest receivable of $41,000 is included in amounts due from affiliates on the accompanying consolidated balance sheet at December 31, 1997.

   NJMI, is responsible for the supervision, direction and control of the day-to-day operations of the Sands under a management agreement. NJMI is entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. Management fees receivable from the Sands at December 31, 1997 amounted to $34,000.

   Pursuant to a ten-year consulting agreement with Hollywood Casino - Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino, PCC receives monthly consulting fees of $100,000. Total fees earned for each of the years ended December 31, 1997, 1996 and 1995 amounted to $1,200,000.

   GBCC and its subsidiaries share certain general and administrative costs with HCC. During 1996 and 1995, HCC was obligated under the terms of an administrative services agreement to pay GBCC $50,000 per month. Net allocated costs and fees charged to GBCC and its subsidiaries by HCC amounted to $1,843,000, $2,486,000 and $5,000, respectively, during the years ended December 31, 1997, 1996 and 1995. In connection with such allocated costs and fees, payables in the amount of $156,000 and $203,000 are included in accounts payable on the accompanying consolidated balance sheets at December 31, 1997 and 1996, respectively.

   HCT and Advanced Casino Systems Corporation ("ACSC"), a GBCC subsidiary, entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information

             GREATE BAY CASINO CORPORATION AND SUBSIDIARIES systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also pays ACSC a fixed license fee of $33,600 per month ($30,000 prior to January 1, 1997). In addition, HCT reimburses ACSC for its direct costs and expenses incurred under this agreement. Total charges incurred under such agreement amounted to $547,000, $511,000 and $532,000, respectively, for the years ended December 31, 1997, 1996 and 1995. HCA also receives certain computer-related services from ACSC including hardware, software, and operator support. HCA reimburses ACSC for its direct costs and any expenses incurred. Such costs totaled $117,000, $229,000 and $602,000, respectively, during the years ended December 31, 1997, 1996 and 1995. Unpaid fees and charges from HCT and HCA at December 31, 1997 and 1996 amounted to $55,000 and $82,000, respectively, and are included in amounts due from affiliates on the accompanying consolidated balance sheets.

   GBHC and ACSC also perform certain administrative and marketing services on behalf of HCA, HCT and PML. During the years ended December 31, 1997, 1996 and 1995, fees charged by GBHC and ACSC for such services totaled $827,000, $1,344,000 and $729,000, respectively. Unpaid fees amounting to $16,000 and $128,000 are included in amounts due from affiliates on the accompanying consolidated balance sheets at December 31, 1997 and 1996, respectively.

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

   Interest expense with respect to borrowings from HCC is set forth below:

                                       FOR THE YEARS ENDED DECEMBER 31,
                                      ----------------------------------
                                         1997        1996        1995
                                      ----------  ----------  ----------

PPI Funding Notes (Note 4)            $7,488,000  $7,295,000  $6,666,000
Junior Subordinated Notes (Note 4)           -     1,277,000   1,278,000
Short-term borrowings (Note 3)           977,000   1,050,000     853,000

   Interest accrued on short-term borrowings at December 31, 1997 and 1996, which amounted to $839,000 and $323,000, respectively, is included in interest payable on the accompanying consolidated balance sheets.

   During 1994, a GBCC subsidiary issued $40,524,000 discounted principal amount of PPI Funding Notes in exchange for the PCPI Notes held by HCC (see Note 4). Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balance at December 31, 1997 and 1996.

             GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

   GBHC issued a promissory note in the amount of $10,000,000 on February 17, 1994 to PRT Funding. Such note accrues interest at the rate of 14 5/8% per annum and is payable semiannually commencing on August 17, 1994. The principal amount of the note is due on February 17, 2005. During the first quarter of 1997, GBHC also borrowed $5,000,000 from PCC for working capital purposes. Such borrowing accrues interest at the rate of 14 5/8% per annum payable semiannually commencing July 15, 1997. Prior to December 31, 1997, such note and related interest were eliminated in consolidation. As a result of (i) GBHC no longer being included as a consolidated subsidiary and (ii) GBHC's filing under Chapter 11 making prospects for ultimate collection doubtful, the notes, together with accrued interest receivable aggregating $3,458,000, have been reflected as an adjustment to GBCC's negative investment in Holdings on the accompanying consolidated balance sheet at December 31, 1997.

   During the third quarter of 1996, GBCC loaned $6,500,000 to GBHC for working capital purposes. Such advance accrues interest at the rate of 13 3/4% per
annum, payable quarterly commencing October 1, 1996.   An additional $1,500,000
was loaned to GBHC during the first quarter of 1997 on the same terms. Repayment of such advances and the payment of the related interest are subject to approval by the Bankruptcy Court and the New Jersey Casino Control Commission (the "Casino Commission"). Prior to December 31, 1997, such notes and the related interest were eliminated in consolidation. For the same reasons cited in the previous paragraph, the advances to GBHC of $8,000,000, together with the related interest receivable of $1,496,000, have been reflected as an adjustment to GBCC's negative investment in Holdings on the accompanying consolidated balance sheet at December 31, 1997.

(8)  INVESTMENT IN PRATT MANAGEMENT, L.P.

   Effective as of April 1, 1997, HCC acquired the general partnership interest in PML (see Notes 1 and 7) from PPI Corporation. PML earns management fees from the Aurora Casino and incurs operating and other expenses with respect to its management thereof. The general partner receives 99% of the first $84,000 of net income earned by the partnership each month and 1% of any income earned
above such amount.   PML earned management fees amounting to $6,882,000 during
the period from April 1, 1997 through December 31, 1997. PML also incurred operating and other expenses amounting to $1,070,000 during the same period.

(9)  NEW JERSEY REGULATIONS AND OBLIGATORY INVESTMENTS

   GBHC and NJMI conduct gaming operations in Atlantic City, New Jersey and operate a hotel and several restaurants, as well as related support facilities. The operation of an Atlantic City casino/hotel is subject to significant regulatory control. Under the New Jersey Casino Control Act (the "Casino Act"), GBHC was required to obtain and is required to periodically renew its operating license. A casino license is not transferable and, after the initial licensing and two one-year renewal periods, is issued for a term of up to four years. However, the Casino Commission still has the authority to reopen license hearings at any time. During 1996, the Casino Commission renewed GBHC's license to operate the Sands through September 30, 2000 (subject to review of the Sands' financial stability during 1997) and renewed NJMI's license to manage the Sands through September 30, 2000. The review of the Sands' financial stability took place and another review is scheduled in 1998. Terms of the current license require GBHC to comply with periodic financial reporting requirements as well as obtain prior Casino Commission approval of certain

             GREATE BAY CASINO CORPORATION AND SUBSIDIARIES cash transactions with affiliates. If it were determined that gaming laws were violated by a licensee, the gaming license held by each licensee could be conditioned, suspended or revoked. In addition, the licensees and other persons involved could be subject to substantial fines.

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

   As of December 31, 1996, the Sands had purchased bonds totaling $5,237,000. The Sands had remaining funds on deposit and held in escrow by the CRDA at December 31, 1996 of $5,546,000. The bonds purchased and the amounts on deposit and held in escrow are collectively referred to as "obligatory investments" on the accompanying consolidated financial statements.

   Obligatory investments at December 31, 1996 are net of an accumulated valuation allowance of $4,401,000 based upon the estimated realizable value of the investments. Provisions for valuation allowances during the years ended December 31, 1997, 1996 and 1995 amounted to $1,241,000, $1,344,000 and
$1,457,000, respectively.

   The Sands has, from time to time, contributed certain amounts held in escrow to the CRDA. In consideration thereof, the CRDA has granted the Sands waivers of certain of its investment obligations in future periods. GBHC made such contributions obligatory investments during the years ended December 31, 1997, 1996 and 1995 totaling $147,000, $1,500,000 and $250,000, respectively, resulting in waivers granted by the CRDA during 1997 and 1995 totaling $75,000 and $128,000, respectively. No such waivers were granted during 1996; however, the contributions were designated for projects expected to benefit the community and the Sands facility. Accordingly, intangible assets aggregating $2,433,000 are included in other assets on the accompanying consolidated balance sheet at December 31, 1996. Amortization of waivers granted totaled $200,000 and $128,000 during the years ended December 31, 1997 and 1995, respectively.

(10)  ILLINOIS REGULATORY MATTERS

   Riverboat gaming operations in Illinois are subject to regulatory control by the Illinois Gaming Board. Under the provisions of the Illinois gaming regulations, PML is required to maintain its supplier's license, which was renewed in 1997 until December 1998. Management intends to file for renewal of PML's supplier's license and anticipates that such renewal will be approved by the Illinois Gaming Board during 1998. If it were determined that gaming laws were violated by a licensee, the license held could be limited, conditioned, suspended or revoked. In addition, the licensee and other persons involved could be subject to substantial fines.

             GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

(11) SUMMARIZED COMBINED FINANCIAL INFORMATION OF AND TRANSACTIONS WITH UNCONSOLIDATED AFFILIATES

   As a result of Holdings, GB Property Funding and GBHC filing for protection under Chapter 11 of the Bankruptcy Code, such subsidiaries are considered unconsolidated affiliates of GBCC at December 31, 1997. Accordingly, certain summarized financial information concerning the assets and liabilities of Holdings and its subsidiaries has been combined with the financial information of GBCC's other unconsolidated affiliates (which include joint ventures) in the presentation below. Information concerning Holdings and its subsidiaries' revenues and expenses is not included on the schedule below, as such revenues and expenses are included on the accompanying consolidated statements of operations for all periods presented.

                                   YEAR ENDED DECEMBER 31,
                          -----------------------------------------
                              1997          1996           1995
                          -----------   ------------   ------------

Net revenues              $ 3,114,000   $ 39,314,000   $ 40,005,000
Expenses                   (2,936,000)   (41,524,000)   (43,144,000)
Gain on sale of assets     10,356,000            -              -
                          -----------   ------------   ------------
Net income (loss)         $10,534,000   $ (2,210,000)  $ (3,139,000)
                          ===========   ============   ============

                                                DECEMBER 31,
                                        ---------------------------
                                            1997           1996
                                        ------------   ------------

Current assets                          $ 29,191,000   $  4,549,000
                                        ============   ============
Noncurrent assets                       $169,365,000   $ 29,104,000
                                        ============   ============
Current liabilities                     $ 24,988,000   $  5,385,000
                                        ============   ============
Noncurrent liabilities                  $221,211,000   $ 38,808,000
                                        ============   ============

   Income and losses of GBCC's unconsolidated affiliates as set forth above have not been reflected on the accompanying consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995 as GBCC's investments in such affiliates were previously eliminated through the recognition of prior years' losses.

   Prior to sale of the property in November 1996, GBCC had an ongoing commitment to fund its proportionate share of operating cash deficits with respect to its 50% ownership interest in the Sheraton Plaza located in Orlando, Florida; GBCC was not required to make any such payments during either 1996 or 1995. GBCC also agreed to contribute up to $3,900,000 as an additional investment in the Sheraton Plaza hotel partnership to refurbish the hotel facility. No such commitments were required during 1996; GBCC contributed $1,675,000 during 1995 toward such commitment. Such contributions were agreed to

             GREATE BAY CASINO CORPORATION AND SUBSIDIARIES in recognition of GBCC's partner having agreed to make $5,000,000 in principal reductions on the underlying mortgage note on the facility. GBCC was required to pay approximately $2,946,000 to retire its share of the underlying indebtedness on the property in connection with the sale. During 1997, GBCC received $750,000 in distributions as part of the liquidation of the partnership.

   GBCC earned management and project fees from unconsolidated affiliates for the management and project supervision of certain hotel facilities. During the years ended December 31, 1997, 1996 and 1995, such fees amounted to $292,000, $1,167,000 and $1,139,000, respectively.

   During the fourth quarter of 1996, an unconsolidated partnership in which a GBCC subsidiary held a 46% interest entered into an agreement for the sale of a casino/hotel in San Juan, Puerto Rico owned by the partnership and managed by the GBCC subsidiary. The sale was completed in February 1997 and GBCC received a fee of $1,475,000 with respect to the termination of its management agreement.

(12)  LITIGATION

   SUBSIDIARY CHAPTER 11 FILINGS
   -----------------------------

   On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court.

   As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment. No such proceedings have been initiated and negotiations with PRT Funding's creditors are currently underway for a possible restructuring of the debt obligations.

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

   In its lawsuit, PHII alleges, among other things, that the Hollywood Defendants and GBCC have, in opening and operating the Hollywood Casino concept, infringed on PHII's trademark, service mark and

             GREATE BAY CASINO CORPORATION AND SUBSIDIARIES trade dress and have engaged in unfair competition and deceptive trade practices. In their counterclaims, the Hollywood Defendants and GBCC allege, among other things, that the PHII Defendants have, through their planned use of their mark in connection with casino services, infringed on certain of HCC's service marks and trade dress and have engaged in unfair competition.

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

(13)  SUPPLEMENTAL CASH FLOW INFORMATION

   As a result of Holdings, GB Property Funding and GBHC filing for protection under Chapter 11 of the Bankruptcy Code, Holdings and its subsidiaries are no longer included on the consolidated balance sheet of GBCC at December 31, 1997. GBCC now reflects its investment in Holdings under the equity method of accounting. As a result of this change, the following non-cash assets and liabilities were eliminated from GBCC's consolidated balance sheet at December 31, 1997:

   Accounts receivable, net                        $   7,794,000
   Other current assets                                6,423,000
   Net property and equipment                        147,716,000
   Other noncurrent assets                            11,924,000
   Long-term debt, including current maturities     (192,932,000)
   Other current liabilities                         (25,103,000)
   Other noncurrent liabilities                      (28,293,000)
                                                   -------------

    Net non-cash liabilities                       $ (72,471,000)
                                                   =============

             GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

   During the second quarter of 1997, HCC acquired the general partnership interest in PML (see Notes 1 and 7). The purchase price included the assignment of certain receivables from GBCC and the issuance of a note to PPI Corporation. In connection with the acquisition, certain liabilities of PPI Corporation were assumed as follows:

   Assignment of PPI Funding Notes          $(7,597,000)
   Assignment of interest receivable           (350,000)
   Note issued                               (3,800,000)
   Interest reserve on PPI Funding Notes       (277,000)
   Charge to paid-in capital                 13,024,000
                                            -----------
   Liabilities assumed                      $ 1,000,000
                                            ===========

   At December 31, 1996, HCC contributed certain receivables from GBCC and its subsidiaries to GBCC. Notes receivable amounting to $8,738,000 together with accrued interest thereon totaling $1,753,000 and other receivables of $4,283,000 with respect to pension obligations assumed during 1995 (see Note 6) were contributed to GBCC.

(14) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    LONG-TERM DEBT - The fair value of GBCC's long-term debt is estimated based on either the quoted market prices of the underlying debt issue or on the discounted cash flow of future payments utilizing current rates available to GBCC for debt of similar remaining maturities. Borrowings from affiliates are valued at the carrying amount.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

    The estimated carrying amounts and fair values of GBCC's financial instruments are as follows:

                                    DECEMBER 31, 1997          DECEMBER 31, 1996
                                 ------------------------  ------------------------------
                                  CARRYING                   CARRYING
                                   AMOUNT     FAIR VALUE      AMOUNT        FAIR VALUE
                                 -----------  -----------  ------------  -----------------
Financial Assets
 Cash and cash equivalents       $ 6,555,000  $ 6,555,000  $ 22,991,000       $ 22,991,000
 Short-term investment                     -            -     2,000,000          2,000,000
 Obligatory investments                    -            -     6,382,000          6,382,000

Financial Liabilities
 Interest payable                $ 6,875,000  $ 6,875,000  $ 11,673,000       $ 11,673,000
 Borrowings from affiliates       12,422,000   12,422,000     7,750,000          7,750,000
 10 7/8% First Mortgage Notes              -            -   185,000,000        154,475,000
 11 5/8% PRT Funding Notes        85,000,000   64,600,000    85,000,000         69,700,000
 14 7/8% PPI Funding Notes        30,321,000   30,321,000    54,338,000         54,338,000
 Other notes payable                 628,000      580,000     1,686,000          1,590,000

(15) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 QUARTER
                        -------------------------------------------------------
                           FIRST         SECOND        THIRD         FOURTH
                        ------------  ------------  ------------  -------------
YEAR ENDED
  DECEMBER 31, 1997:
Net revenues            $68,196,000   $68,097,000   $69,700,000   $ 57,373,000
                        ===========   ===========   ===========   ============
Net loss                $(2,423,000)  $(3,052,000)  $(2,275,000)  $(12,814,000)
                        ===========   ===========   ===========   ============
Net loss per
  common share          $      (.47)  $      (.59)  $      (.43)  $      (2.47)
                        ===========   ===========   ===========   ============
YEAR ENDED
  DECEMBER 31, 1996:
Net revenues            $68,558,000   $75,217,000   $76,397,000   $ 63,468,000
                        ===========   ===========   ===========   ============
Net loss                $(9,796,000)  $(8,327,000)  $(7,671,000)  $ (9,772,000)
                        ===========   ===========   ===========   ============
Net loss per
  common share          $     (1.89)  $     (1.60)  $     (1.48)  $      (1.89)
                        ===========   ===========   ===========   ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   GBCC had no disagreements with its independent accountants to report under this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Certain information is set forth below concerning the executive officers, directors and certain key employees of Greate Bay Casino Corporation (the "Company").

                 Name                   Age                  Position
                 ----                   ---                  --------

John C. Hull..........................   59      Chairman of the Board, Chief
                                                 Executive Officer and Director

Edward T. Pratt, Jr...................   74      Vice Chairman of the Board, Treasurer
                                                 and Director

William D. Pratt......................   69      Executive Vice President, General
                                                 Counsel, Secretary and Director

Edward T. Pratt III...................   42      President and Chief Operating Officer

Lawrence C. Cole......................   51      Vice President for Management
                                                 Information Systems

Charles F. LaFrano III................   43      Vice President

Arthur Lewis..........................   68      Vice President of Corporate Security and
                                                 Governmental Relations

Richard D. Knight.....................   50      President and Chief Executive Officer of
                                                 Greate Bay Hotel and Casino, Inc.
                                                ("GBHC"), a wholly owned subsidiary
                                                 of the Company.

Jack E. Pratt.........................   70      Director and formerly Chief Executive
                                                 Officer of the Company

Bernard A. Capaldi, CPA...............   55      Director

Edward D. Muir........................   87      Director

Michael J. Chesser....................   49      Director

   BUSINESS EXPERIENCE FOR PAST FIVE YEARS

   John C. Hull was elected to the positions set forth above on January 2, 1998. He previously served as Corporate Controller of the Company since November 1994. Mr. Hull also served from April 1994 until January 1998 as Corporate Controller for Hollywood Casino Corporation ("HCC") which, prior to December 31,1996 owned approximately 80% of the outstanding common stock of the Company, and served as a financial consultant to both the Company and HCC from 1990 until April 1994. Mr. Hull also served as Principal Accounting Officer for GB Holdings, Inc. ("Holdings") and GB Property Funding Corp. from November 1994 until January 1998. On January 5, 1998, these GBCC subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey.

   Mr. Edward T. Pratt, Jr. has served as Vice Chairman of the Board and a director and executive officer of the Company for more than five years. He also serves as Vice Chairman of the Board, President and Treasurer of HCC. Mr. Pratt also served until January 2, 1998 as Vice Chairman of the Board of Directors of Holdings and of GB Property Funding Corp. and as a Director of GBHC. On January 5, 1998, these three GBCC subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey.

   Mr. William D. Pratt has served as Executive Vice President, Secretary and a director of the Company for more than five years. He currently serves as General Counsel and, prior to May 1995, served as General Counsel of the Company for more than five years. He also serves as Executive Vice President, Secretary and General Counsel of HCC. Mr. Pratt also served until January 2, 1998 as Executive Vice President, General Counsel and Secretary of Holdings and of GB Property Funding Corp. and as a director of GBHC. On January 5, 1998, these three GBCC subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code.

   Mr. Edward T. Pratt III was elected President and Chief Operating Officer of the Company in November 1995. From May 1987 until November 1995, he served the Company as Executive Vice President -- Development and Corporate Affairs. He also serves as President, Chief Operating Officer and as a director of HCC. Mr. Pratt served until January 2, 1998 as President, Chief Operating Officer and a director of Holdings; as Executive Vice President and a director of GB Property Funding Corp.; and as a director of GBHC. On January 5, 1998, these three GBCC subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code.

   Mr. Lawrence C. Cole has served as Vice President of Management Information Systems of the Company since December 1987. Mr. Cole also serves as Chief Executive Officer and President of Advanced Casino Systems Corporation ("ACSC"), a subsidiary of the Company, which licenses software for automated casino accounting and control systems.

   Mr. Charles F. LaFrano III is a certified public accountant and has served as Vice President of the Company since September 1988. He also served as Corporate Controller (Principal Accounting Officer) of the Company from September 1988 until November 1994. He also serves as Vice President of Finance for HCC. Mr. LaFrano served until January 2, 1998 as Vice President and Assistant Secretary of Holdings and GB Property Funding Corp. On January 5, 1998, these GBCC subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code.

   Mr. Arthur Lewis has served as Vice President of Corporate Security and Governmental Relations of the Company since December 1987 and of GBHC since November 1982. On January 5, 1998, GBHC filed a petition for relief under Chapter 11 of the United States Bankruptcy Code.

   Mr. Richard D. Knight was elected President and Chief Executive Officer of GBHC on January 2, 1998. Mr. Knight has also served as Executive Vice President of Operations of HCC since May 1995. Mr. Knight has over 20 years of casino operating experience and was previously employed as a senior operating officer within the Bally organization, serving most recently as Senior Vice President of Bally's Park Place, Inc. in Atlantic City, New Jersey from 1991 to 1992.

   Mr. Jack E. Pratt served as Chairman of the Board and Chief Executive Officer of the Company for more than five years until January 2, 1998. He is Chairman of the Board and Chief Executive Officer of HCC. Mr. Pratt served as Chairman of the Board of Directors and Chief Executive Officer of Holdings and GBHC and as Chairman of the Board of Directors, President and Chief Executive Officer of GB Property Funding Corp. until January 2, 1998. On January 5, 1998, these three GBCC subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code.

   Mr. Bernard A. Capaldi is a certified public accountant and is a principal of Capaldi, Reynolds & Associates, P.A., C.P.A.'s in New Jersey, and has held such position since 1965. He is also the Chairman of the Board of Shore Memorial Hospital's parent holding company.

   Mr. Edward D. Muir is currently retired. He is a former Senior Vice President of Rauscher Pierce Refsnes of San Antonio, Texas, an investment banking firm, and was associated with Rauscher Pierce Refsnes in numerous executive capacities for more than five years. Mr. Muir also served until January 2, 1998 as a director of GBHC. On January 5, 1998, GBHC filed a petition for relief under Chapter 11 of the United States Bankruptcy Code.

   Mr. Michael J. Chesser was elected to the Board of Directors of the Company on September 9, 1997. He has served as President and Chief Operating Officer of Atlantic Energy Corporation since 1994 and served as a director for such company from 1996 until 1997. From 1987 until 1994, Mr. Chesser was Vice President of Baltimore Gas & Electric Company.

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

ITEM 11.  EXECUTIVE COMPENSATION

   SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

   The following table provides certain summary information concerning compensation paid or accrued by the Company, its subsidiaries and affiliates to or on behalf of (i) the Company's Chief Executive Officer; (ii) each of the four other most highly compensated executive officers of the Company (determined as of the end of the last fiscal year; and (iii) additional individuals who would have qualified as among the four other most highly compensated executive officers of the Company but for the fact that the individual was not serving as an executive officer of the Company at the end of the last fiscal year (hereafter referred to as the named executive officers) for the fiscal years ended December 31, 1997, 1996 and 1995.


                                                          ANNUAL COMPENSATION              LONG-TERM
                                                ----------------------------------------  COMPENSATION
                                                                       OTHER ANNUAL         AWARDS/       ALL OTHER
     NAME AND PRINCIPAL POSITION        YEAR     SALARY     BONUS     COMPENSATION (1)      OPTIONS     COMPENSATION (2)
-------------------------------------  -------  ---------  -------  --------------------  ------------  ----------------

John C. Hull (3)                        1997     $105,419  $     -              $     -              -         $  1,750
 Chief Executive Officer and            1996       96,210        -                    -              -              957
 Chairman of the Board of Directors     1995       61,228        -                    -              -                -
 of the Company

Jack E. Pratt (3)                       1997      208,526        -               14,000              -           16,960
 Formerly Chief Executive Officer       1996      259,947        -               14,000              -          139,992
 of the Company                         1995      111,068   71,750               14,000              -          105,886


Edward T. Pratt III(3)                  1997      192,113        -                    -              -            1,750
 President and Chief Operating          1996      141,588        -                    -              -              990
 Officer of the Company                 1995       51,866   17,700                    -              -              990

Leonard M. DeAngelo                     1997      510,543        -                    -              -            1,750
 Formerly President of GBHC             1996      482,258        -                    -              -            1,980
                                        1995      284,772   75,000                    -              -            1,980

Robert J. DeSalvio                      1997      248,871        -                    -              -            1,750
 Formerly Executive Vice President      1996      339,400        -                    -              -            1,980
 of Marketing of GBHC                   1995      289,400   50,000                    -              -            1,980

Lawrence C. Cole                        1997      283,250   15,098                    -              -            1,750
 Vice President of Management           1996      298,607   28,559                    -              -            1,980
 Information Systems of the Company     1995      270,085        -                    -              -            1,980

Edward T. Pratt, Jr. (3)                1997      138,473        -               17,375              -            1,750
 Vice Chairman of the Board and         1996      134,474        -               18,500              -           85,574
 Treasurer of the Company               1995       81,060   31,000               18,500              -           21,698

William D. Pratt (3)
 Executive Vice President, General      1997      143,927        -               14,000              -            5,775
 Counsel and Secretary of the           1996      123,623        -               14,000              -          107,605
 Company                                1995       40,707   26,500               13,000              -           33,255

 __________________________

(1) Represents directors' fees for service as a director to a subsidiary of the Company.

(2) Includes matching contributions by the Company to The Hollywood Casino Corporation and Subsidiaries Retirement Savings Plan on behalf of the named executive officer. See also "Employee Retirement Savings Plan" below. Amounts set forth for Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt also include pension benefit accruals on their behalf. See also "Employment Contracts" below.

(3) Amounts shown for John C. Hull, Jack E. Pratt, Edward T. Pratt III, Edward
    T. Pratt, Jr. and William D. Pratt represent payments by the Company and its subsidiaries for services on their behalf. The aforementioned individuals concurrently held positions during the three year period ended December 31, 1997 as officers of HCC. Prior to December 31, 1996, HCC owned approximately 80% of the outstanding common stock of the Company; such stock was distributed to HCC's shareholders on December 31, 1996. For periods through December 31, 1996, HCC reimbursed the Company for services provided by the Pratt Brothers to HCC pursuant to intercompany allocation agreements ratified by the respective Boards of Directors of the Company and HCC. The Company reimburses HCC for services provided to the Company by HCC employees pursuant to intercompany allocation agreements ratified by their respective Board of Directors. Additional compensation amounts earned by such individuals for their services provided to HCC and paid by HCC are set forth in the following tabulation:

                                                 All Other
                            Salary     Bonus    Compensation
                           ---------  --------  ------------

   John C. Hull
      1997                  $ 49,156  $ 60,927      $  1,750
      1996                    59,214         -           957
      1995                    83,772    26,000             -

   Jack E. Pratt
      1997                  $434,709  $228,476      $ 16,960
      1996                   386,823         -       139,992
      1995                   454,930   133,250       105,886

   Edward T. Pratt III
      1997                  $230,927  $228,476      $  1,750
      1996                   284,579         -           990
      1995                   274,031   100,300           990

   Edward T. Pratt, Jr.
      1997                  $185,839  $101,545      $  1,750
      1996                   191,417         -        85,574
      1995                   202,941    31,000        21,698

   William D. Pratt
      1997                  $150,268  $101,545      $  5,775
      1996                   172,188         -       107,605
      1995                   201,792    26,500        33,255

   No grants of stock options under the Pratt Hotel Corporation 1990 Incentive Stock Option Plan (the "Plan") were made to the named executive officers during the most recent fiscal year.

   OPTION EXERCISES AND HOLDINGS

   No options were exercised by the named executive officers under the Plan during the last fiscal year and no unexercised options were held by the named executive officers as of the end of the fiscal year.

   EMPLOYMENT CONTRACTS

   Jack E. Pratt, formerly Chairman of the Board and Chief Executive Officer of the Company and currently a Director, Edward T. Pratt, Jr., Vice Chairman of the Board and Treasurer of the Company, and William D. Pratt, Executive Vice President, Secretary and General Counsel of the Company, are under employment contracts with HCC and have provided services to the Company pursuant to intercompany allocation agreements ratified by the respective Boards of Directors of the Company and HCC. Their employment contracts were executed during October 1989 and originally expired on December 31, 1994, but have subsequently been extended by amendment through December 31, 2001 with respect to Jack E. Pratt and to December 31, 2000 with respect to Edward T. Pratt, Jr. and William D. Pratt. Services to the Company will continue to be provided pursuant to intercompany allocation agreements so long as the Pratt Brothers remain officers of the Company. The terms of the contracts may be extended again by mutual agreement of the parties and the extended term, or any further extension thereof, will be followed immediately by a four-year period as consultants to HCC. Upon expiration of the consulting term, each of the Pratt Brothers will be entitled to receive a lifetime pension benefit and his designated beneficiary is entitled to receive a death benefit, throughout the term of the employment, consulting and pension benefit periods.

   The terms of the employment contracts provide for an annual base salary in the first year for Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt of $350,000, $223,000 and $191,000, respectively, subject to annual review and increase by the Compensation Committee of the Board of Directors. Compensation under the consulting and pension benefit provisions of the employment contracts of each of the Pratt Brothers will be 75% of the average of his three highest annual salaries during the employment term of the contract. The death benefit is derived by multiplying a Pratt Brother's highest annual salary during his employment term by 50% and such benefit will be paid annually to his designated beneficiary for a period of ten years after his death. The estimated annual pension benefit payable to Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt by HCC is currently $484,000, $244,000 and $221,000, respectively.

   Edward T. Pratt III, President and Chief Operating Officer of the Company, is under an employment contract with HCC dated as of May 1, 1996 and has provided services to the Company pursuant to intercompany allocation agreements ratified by the respective Boards of Directors of the Company and HCC. The employment contract is for a term expiring on April 30, 2000 unless sooner terminated by either party. The terms of Mr. Pratt's agreement provide for a minimum annual base salary effective January 1, 1996 of $425,000, subject to annual review and increase by the Compensation Committee of the Board of Directors of HCC.

   John C. Hull, Chief Executive Officer of the Company, is under an employment agreement dated as of January 1, 1998 and continuing until the sooner of December 31, 1999 or the consummation of the restructure of debt of certain of the Company's subsidiaries or unless sooner terminated by either party. The terms of Mr. Hull's agreement provide for an annual base salary of $300,000 and incentive bonuses based on the successful consummation of specified debt restructurings.

   Richard D. Knight, Chief Executive Officer and President of GBHC, is under an employment contract with HCC, amended as of December 31, 1997, and continuing through December 31, 2000 unless sooner terminated by either party. The terms of Mr. Knight's agreement provide for an annual base salary of $456,000, subject to annual review and adjustment. In accordance with the employment contract, for such period of time as Mr. Knight serves as President of GBHC, HCC will be obligated to pay Mr. Knight any portion of his compensation not paid by GBHC.

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

   INCENTIVE STOCK OPTION PLAN

   THE 1990 INCENTIVE STOCK OPTION PLAN. On March 22, 1990, the Company adopted the Pratt Hotel Corporation 1990 Incentive Stock Option Plan (the "Plan"). The Plan provides for the granting of incentive stock options that are intended to qualify for special tax treatment under the Internal Revenue Code (the "Code"). The shares to be offered under the Plan consist of shares (whether authorized and unissued or issued and reacquired) of the Common Stock. Options for no more than 102,092 shares of the Common Stock may be granted under the Plan.

   The Plan is administered by the Compensation Committee of the Board of Directors (the "Board") of the Company. Subject to the terms of the Plan, the Compensation Committee may from time to time determine those key employees who shall be granted stock options under the Plan, the number of shares to be subject to such options and interpret and establish and amend rules and regulations relating to the Plan. Only key employees of the Company or any of its subsidiaries are eligible to participate in the Plan. Incentive stock options granted under the Plan are exercisable for a term ending five years from the date of grant.

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

   The Compensation Committee may provide for the exercise of options immediately or in installments, and upon such other terms, conditions and restrictions as it may determine, including granting the Company the right to repurchase shares issued upon the exercise of options. The Plan provides that if any person or group (other than Pratt Brothers) becomes the beneficial owner of more than 51% of the Common Stock (other than by merger, consolidation or purchase from the Company), the Company's right to repurchase a former employee's shares shall terminate.

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

   The Savings Plan provides for a matching contribution by the Company based upon certain criteria, including levels of participation by the Company's employees. The Company accrued matching contributions totaling approximately $1.3 million for the year ended December 31, 1997.

   COMPENSATION OF DIRECTORS

   Nonemployee directors of the Company received an annual fee of $25,000 for service on the Board of Directors and $1,000 for each Board meeting attended during 1997. The Board of Directors of the Company held four regularly scheduled meetings during the year ended December 31, 1997. The Board of Directors of the Company has Audit and Compensation Committees, but does not have a standing nominating committee. Nonemployee members of the Audit Committee receive an annual fee of $2,500 for service on the committee and $500 for each committee meeting attended. No additional compensation or fees are paid to directors for attending Compensation Committee meetings.

   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   The Compensation Committee of the Board of Directors of the Company is comprised of Messrs. Edward D. Muir, Bernard A. Capaldi and Jack E. Pratt. Neither Mr. Muir nor Mr. Capaldi is a former or current officer or employee of the Company or any of its subsidiaries. Jack E. Pratt served as an executive officer and director of the Company until January 2, 1998 and continues to serve as an executive officer and director of HCC. He also serves on the Compensation Committee of HCC.

                      REPORT OF THE COMPENSATION COMMITTEE

   As members of the Compensation Committee, it is our duty to administer the Company's various incentive plans, including its incentive stock option plan, and to review compensation levels of members of management, to evaluate the performance of management and to consider management succession and related matters. The Compensation Committee reviews with the Board in detail all aspects of compensation for all executive officers.

   The compensation policy of the Company, which is endorsed by the Compensation Committee, is that the annual compensation of each officer has been established to reward long-term strategic management and the enhancement of stockholder value, as well as to attract and retain key executives critical to the long-term success of the Company. Such compensation relates to and must be contingent upon the contributions, responsibilities and relative position in the Company of each individual officer, as well as the relative performance of the Company.
The Compensation Committee has also taken into consideration competition within the rapidly expanding gaming industry for experienced personnel as well as other subjective considerations in its deliberations regarding executive compensation.

   Prior to his resignation on January 2, 1998, Mr. Jack E. Pratt served as Chairman of the Board and Chief Executive Officer of the Company. In addition, Mr. Pratt served as Chairman of the Board and Chief Executive Officer of Hollywood Casino Corporation ("HCC") which, prior to December 31, 1996 owned approximately 80% of the outstanding commons stock of the Company. Pursuant to an employment agreement with the Company dated as of September 21, 1989, as amended (the "Pratt Employment Agreement") which HCC assumed effective as of January 1, 1996 and which is described in the Company's Form 10-K for the fiscal year ended December 31, 1997, and certain services agreements between HCC and subsidiaries of the Company (the "Services Agreements") described in the Company's Form 10-K for the fiscal year ended December 31, 1997, Mr. Pratt performed services for HCC and the Company which allocated the cost of such services as provided in the Services Agreements. Effective as of January 1, 1998, HCC extended the expiration date of the Pratt Employment Agreement from December 31, 2000 to December 31, 2001.

   In light of previous decisions of the Board of Directors of HCC and its Compensation Committee, the annual base salary of Mr. Pratt under the Pratt Employment Agreement was set at $645,000 effective as of January 1, 1996. In accordance with the terms of the Services Agreements, the Company's portion of such annual base salary during 1997 was $208,526. There were no adjustments to the annual base salary of Mr. Pratt or bonuses paid by the Company to Mr. Pratt in the fiscal years 1996 and 1997 and there have been no adjustments or bonuses paid by the Company to date in the fiscal year 1998.

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

                                  Compensation Committee


                                  Jack E. Pratt
                                  Bernard A. Capaldi
                                  Edward D. Muir

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


                         Greate Bay Casino Corporation
                            Stock Price Performance
                            (January 1, 1993 = 100)



                                          Greate Bay
                         Equity  Casino     Casino
         Date            Index   Index   Corporation
-----------------------  ------  ------  -----------

   January 1, 1993        100.0   100.0     100.0
   March 31, 1993         104.5   106.1     368.8
   June 30, 1993          105.0   129.3     543.8
   September 30, 1993     107.9   168.0     231.3
   December 31, 1993      110.0   152.6     293.8
   March 31, 1994         105.8   132.3     212.5
   June 30, 1994          106.0   101.2     200.0
   September 30, 1994     111.0   113.6     306.3
   December 30, 1994      110.8   117.2     206.3
   March 31, 1995         121.5   151.6     206.3
   June 30, 1995          133.3   169.5     206.3
   September 29, 1995     144.3   163.4     237.5
   December 29, 1995      152.5   155.4     112.5
   March 29, 1996         161.1   189.5     143.8
   June 28, 1996          168.0   220.7     393.8
   September 30, 1996     173.6   183.4     181.3
   December 31, 1996      187.6   169.5      87.5
   March 31, 1997         192.0   145.7      75.0
   June 30, 1997          224.7   160.0      68.8
   September 30, 1997     243.4   186.4      68.8
   December 31, 1997      251.3   149.1      62.5


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

   Based on filings with the Securities and Exchange Commission, no persons, other than certain directors of the Company, are known who beneficially owned more than 5% of the outstanding Common Stock as of the Record Date.

   SECURITY OWNERSHIP OF MANAGEMENT

   The following information pertains to the Common Stock beneficially owned by each director, nominee for director, each executive officer and former executive officer named under Item 11. "Executive Compensation" and by all current directors and officers of the Company as a group as of March 27, 1998:

                                 Shares of         Percentage of
                                Common Stock        Outstanding
                                Beneficially           Common
Beneficial Owner                    Owned (a)          Stock
----------------               ----------------    --------------

Jack E. Pratt..................    464,905(b)           9.0%
Edward T. Pratt, Jr............    154,091(c)           3.0%
William D. Pratt...............    791,128(d)          15.3%
Edward T. Pratt III............    341,495(e)           6.6%
John C. Hull...................         --               --
Edward D. Muir.................         --               --
Bernard A. Capaldi, CPA........         --               --
Michael J. Chesser.............         --               --
Lawrence C. Cole...............         --               --
Leonard M. DeAngelo............     10,071                *
All directors and officers as
  a group (11 individuals).....  1,751,619             33.8%

____________________________

*   Less than 1%

(a) Except as otherwise described, each individual has the sole power to vote and dispose of the Common Stock beneficially owned by him.

(b) Beneficial ownership is attributable to the following: (i) J. E. Pratt Co. I, a Texas general partnership of which Mr. Pratt is the Managing General Partner, owns 290,530 shares (5.6%) of the outstanding stock of the Company and (ii) the W.D. Pratt Family Trust, for which Mr. Pratt is the managing trustee, owns 168,501 shares (3.2%) of the outstanding stock of the Company.

(c) Beneficial ownership is attributable to E.T. Pratt Co. I, a Texas general partnership of which Mr. Pratt is the Managing General Partner, which owns 149,056 shares (2.9%) of the outstanding stock of the Company.

(d) Beneficial ownership is attributable to the following: (i) W.D. Pratt Co. I, a Texas general partnership of which Mr. Pratt is the Managing General Partner, owns 34,200 shares, less than 1% of the outstanding stock of the Company and (ii) the J.E. Pratt Family Trust, for which Mr. Pratt is the managing trustee, owns 755,250 shares (14.6%) of the outstanding stock of the Company.

(e) Beneficial ownership is attributable to the E. Pratt Family Trust, for which Mr. Pratt is the Managing Trustee, which owns 335,962 (6.5%) of the outstanding stock of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    HOLLYWOOD CASINO CORPORATION. During 1990, HCC, which was then wholly owned by the Pratt Family, acquired approximately $38.8 million of unsecured notes (the "PCPI Notes") issued by PCPI Funding Corp., a subsidiary of the Company.
As part of a refinancing in February 1994 of virtually all of the Company's casino-related outstanding debt, a newly formed subsidiary of the Company issued approximately $40.5 million discounted principal amount of new deferred interest notes (the "PPI Funding Notes") in exchange for the $38.8 million principal amount of PCPI Notes held by HCC. Interest expense accreted with respect to the PPI Funding Notes for the year ended December 31, 1997 amounted to $7.5 million. The PPI Funding Notes were discounted to yield 14 7/8% interest per annum and had an original face value of $110.6 million. Subsequent principal payments and the assignment of a portion of the PPI Funding Notes in 1997, as discussed below, reduced the maturity value to $84.6 million. At December 31, 1997, an additional $37 million undiscounted face value of the PPI Funding Notes was forgiven by HCC further reducing the maturity value to $47.6 million.

    Since May 1992, the Company and its subsidiaries have borrowed funds from HCC for various purposes. As of December 31, 1997, the outstanding balance on such borrowings was $6.8 million and, under certain conditions, the Company and its subsidiaries may obtain additional loans from HCC. Of the amounts borrowed, $250,000 is due on demand, or if no demand is made, on April 1, 1998. Such borrowing from HCC bears interest at the rate of 14% per annum, payable semiannually. The remaining $6.5 million was borrowed from HCC during 1996 on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. Payment of interest on borrowings from HCC is subject to the approval of New Jersey gaming authorities. Interest expense on the borrowings from HCC amounted to $977,000 for the year ended December 31, 1997. Interest payable to HCC with respect to such borrowings amounted to $839,000 at December 31, 1997.

    Hollywood Casino - Aurora, Inc. ("HCA"), a wholly owned subsidiary of HCC, was organized for the purpose of developing and owning a riverboat gaming facility in Aurora, Illinois, (the "Aurora Casino") which commenced operations on June 17, 1993. Prior to April 1, 1997, a wholly owned subsidiary of the Company received, pursuant to a services agreement, a base services fee equal to 5% of operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Such fees totaled approximately $2.7 million during 1997.

    Effective as of April 1, 1997, the subsidiary of the Company sold its general partnership interest in the limited partnership which holds the management contract on the Aurora Casino to a subsidiary of HCC. The general partner receives 99% of the first $84,000 of net income earned by the partnership each month and 1% of any income earned above such amount. The subsidiary of the Company received from HCC a five-year note in the original amount of $3.8 million, $7.6 million discounted principal amount of PPI Funding Notes (see above) and the assignment of certain accrued interest receivable in exchange for the general partnership interest. The $3.8 million note is payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from the limited partnership. The outstanding principal balance of the note receivable was $3.4 million at December 31, 1997. Interest earned on the note amounted to $383,000 during the year ended December 31, 1997.

    HWCC - Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, completed construction of a dockside gaming facility in Tunica County, Mississippi (the "Tunica Casino"). Pursuant to a ten-year consulting agreement with HCT which expires on December 31, 2003, a subsidiary of the Company receives monthly consulting fees of $100,000; such fees amounted to $1.2 million for the year ended December 31, 1997.

    The Company and its subsidiaries share certain general and administrative costs with HCC. Net allocated costs and fees charged to HCC by the Company amounted to $1.8 million during the year ended December 31, 1997. A payable in the amount of $156,000 in connection with such allocated costs and fees was due to HCC at December 31, 1997.

    Various subsidiaries of the Company provide certain marketing and other administrative services to casino facilities owned by HCC. The HCC facilities are billed for such services at either the direct or allocated cost of providing the services. Such charges amounted to approximately $827,000 for the year ended December 31, 1996.

    A subsidiary of the Company also provides computer-related services to the HCC-owned casino facilities. The subsidiary has an agreement with one casino facility which expired on December 31, 1996 and has been renewed through December 31, 1999; such agreement provides for the sale of computer hardware and information systems equipment and the licensing of software necessary to operate the facility. The casino pays prices and fees in amounts and on terms and conditions that the subsidiary provides to unrelated third parties as well as a fixed license and consulting fee of $33,600 per month. The subsidiary is also reimbursed for its direct costs and expenses incurred under this agreement. Total charges under the agreement amounted to $547,000 for the year ended December 31, 1997. The GBCC subsidiary also provides similar services and hardware to another HCC-owned casino facility which it charges for direct costs and expenses. Such charges amounted to $117,000 for the year ended December 31, 1996.

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

   3. EXHIBITS

   @3.1       --        Certificate of Incorporation of Pratt Hotel Corporation ("PHC", now
                        known as GBCC) as amended. (Exhibit 3.1)
   #3.2       --        Amendment to Certificate of Incorporation of PHC. (Exhibit 3.2)
   @3.3       --        Amended Bylaws of PHC.  (Exhibit 3.2)
   +4.1       --        Form of Indenture among PCPI Funding Corp., Pratt Casino Properties and PHC and First Interstate Bank of Dallas as Trustee (including form of Security). (Exhibit 10.4)
   +4.2       --        First Supplemental Indenture, dated as of February 27,1989, among
                        PCPI Funding Corp., First Interstate Bank of Texas, N.A., PHC and
                        Pratt Casino Properties. (Exhibit 10.11)
  **4.3       --        Indenture dated as of February 15, 1994 between GB Property Funding
                        Corp. as Issuer, GB Holdings, Inc. and GBHC as Guarantors, and
                        Shawmut Bank Connecticut, N.A. as Trustee. (Exhibit 10.50)
  **4.4       --        Mortgage, Fixture Filing and Security Agreement dated February 17,
                        1994, by GBHC in favor of Shawmut Bank Connecticut, National
                        Association, as Mortgagee. (Exhibit 10.51)
  **4.5       --        Security Agreement dated February 17, 1994 made by GB Property
                        Funding Corp., GBHC, GB Holdings, Inc., Advanced Casino Systems
                        International, Inc. Computerized Management Systems International,
                        Inc. and any Additional Collateral Grantor to Shawmut Bank
                        Connecticut, National Association, as Trustee. (Exhibit 10.52)
  **4.6       --        Collateral Assignment of Leases dated as of February 17, 1994, by
                        GBHC, in favor of Shawmut Bank Connecticut, National Association, as
                        Assignee.(Exhibit 10.53)
  **4.7       --        Indenture dated as of February 15, 1994 between PRT Funding Corp. as
                        Issuer, Pratt Casino Corporation as Guarantor and Shawmut Bank, N.A.
                        as Trustee.(Exhibit 10.54)
  ++9.1       --        Voting Interest Trust Agreement dated as of November 9, 1987 between the partners of J.E. Pratt Co. I and William D. Pratt. (Exhibit 9.2)
  +10.1       --        Management Services Agreement dated August 19, 1987, between Pratt
                        Hotel Management, Inc. ("PHMI") and GBHC. (Exhibit 10.1)
  +10.2       --        Overhead Allocation Agreement, effective as of January 1, 1988, between PHC and PHMI. (Exhibit 10.2)
  +10.3       --        Amended License Agreement by and between Hughes Properties, Inc. and
                        PHC dated May 19, 1987. (Exhibit 10.3)
  +10.4       --        Tax Allocation Agreement by and among PHC, PPI Corporation, Greate
                        Bay Hotel Corporation, Pratt Casino Properties, Pacsa No. 2, Inc.,
                        Pacsa No. 3, Inc., Pratt Hotel Funding, Inc. and Greate Bay Property
                        Funding Corp., effective as of January 1, 1987. (Exhibit 10.17)
  +10.5       --        Tax Allocation Agreement by and among Pratt Casino Properties, BPHC
                        Acquisition, Inc., PHMI, Greate Bay Casino Corporation, PCPI Funding
                        Corp. and GBHC effective as of January 1, 1987. (Exhibit 10.18)
   10.6       --        Sixth Amendment to Employment Agreement dated January 1, 1998, between HCC and Edward T. Pratt, Jr.
   10.7       --        Sixth Amendment to Employment Agreement dated January 1, 1998, between HCC and William D. Pratt.



@@@10.8       --        Employment Agreement dated May 1, 1996 by and between HCC and Edward
                        T. Pratt III. (Exhibit 10.4)
 @@10.9       --        Employment Agreement, as amended, dated November 17, 1995 between
                        GBHC and Leonard M. DeAngelo. (Exhibit 10.15)
 @@10.10      --        Employment Agreement dated January 1, 1996, between ACSC and Lawrence
                        C. Cole. (Exhibit 10.16)
  *10.11      --        Management Services Agreement dated as of June 21, 1991, between HCA and Greate Bay Casino Corporation (the "Management Services
                        Agreement").(Exhibit 10.34)
  *10.12      --        First Amendment to the Management Services
                        Agreement dated as of May 14, 1992.  (Exhibit 10.35)
  *10.13      --        Technical Services Agreement dated February 21, 1992, between HCA and
                        PHC (the "Technical Services Agreement"). (Exhibit 10.42)
  *10.14      --        First Amendment to the Technical Services
                        Agreement dated May 14, 1992.(Exhibit 10.43)
 **10.15      --        Agreement of Limited Partnership of Pratt
                        Management, L.P.  (Exhibit 10.55)
***10.16      --        Consulting Agreement dated as of January 1, 1994 between PCC, as the
                        Consultant, and HWCC - Tunica, Inc.
***10.17      --        Computer Services Agreement dated as of January 1, 1994 between
                        Summit Tunica Partnership and Advanced Casino Systems Corporation.
   10.18      --        Employment Agreement dated as of January 1, 1998 between GBCC and
                        John C. Hull.
   21.1       --        Subsidiaries of GBCC.
   23.1       --        Consent of Arthur Andersen LLP
 ##99.1       --        Voluntary petition for bankruptcy pursuant to Chapter 11 of the
                        Bankruptcy Code for Greate Bay Hotel and Casino, Inc. dated January
                        5, 1998. (Exhibit 99.2)
 ##99.2       --        Voluntary petition for bankruptcy pursuant to Chapter 11 of the
                        Bankruptcy Code for GB Holdings, Inc. dated January 5, 1998 (Exhibit
                        99.3)
 ##99.3       --        Voluntary petition for bankruptcy pursuant to Chapter 11 of the
                        Bankruptcy Code for GB Property Funding Corp. dated January 5, 1998
                        (Exhibit 99.4)
-----------------------

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

 *** Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-82182) for HWCC -Tunica, Inc. as filed with the SEC on September 29, 1994.

   # Incorporated by reference from the exhibit shown in parenthesis to GBCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

  ## Incorporated by reference from the exhibit shown in parenthesis to Form 8-K for GB Property Funding Corp., GB Holdings, Inc. and Greate Bay Hotel and Casino, Inc. as filed with the SEC on January 9, 1998.


(B)   REPORTS ON FORM 8-K.

   GBCC did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on March 27, 1998.

                                 GREATE BAY CASINO CORPORATION
                                 By:  /s/  John C. Hull
                                      ---------------------------
                                            John C. Hull
                                       Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

       SIGNATURE                        TITLE                           DATE
       ---------                        -----                           ----

/s/       John C. Hull               Chief Executive Officer         March 27 , 1998
--------------------------------        and Director                 ---------------
          John C. Hull

/s/      Edward T. Pratt, Jr.        Treasurer, Principal            March 27 , 1998
--------------------------------        Financial and Accounting     ---------------
          Edward T. Pratt, Jr.          Officer and Director

/s/      Edward T. Pratt III         President and Chief             March 27, 1998
--------------------------------        Operating Officer            ---------------
         Edward T. Pratt III

/s/      William D. Pratt            Executive Vice                  March 27, 1998
--------------------------------        President, General           ---------------
         William D. Pratt               Counsel, Secretary
                                        and Director

/s/      Jack E. Pratt               Director                        March 27, 1998
--------------------------------                                     ---------------
         Jack E. Pratt

/s/    Bernard A. Capaldi            Director                        March 27, 1998
--------------------------------                                     ---------------
       Bernard A. Capaldi

/s/      Edward D. Muir              Director                        March 27, 1998
--------------------------------                                     ---------------
         Edward D. Muir

/s/    Michael J. Chesser            Director                        March 27, 1998
--------------------------------                                     ---------------
       Michael J. Chesser

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

     --  Schedule II; Valuation and Qualifying Accounts

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To Greate Bay Casino Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Greate Bay Casino Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated March 23, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statement schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                              ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 23, 1998

                                                            SCHEDULE I
                                                            PAGE 1

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 GREATE BAY CASINO CORPORATION (PARENT COMPANY)

                                 BALANCE SHEETS
                                     ASSETS

                                                      DECEMBER 31,
                                             -----------------------------
                                                  1997            1996
                                             -------------   -------------
Cash and cash equivalents                    $   1,973,000   $   2,246,000
Due from affiliates                                325,000         825,000
Other current assets                               117,000          13,000
                                             -------------   -------------

                                             $   2,415,000   $   3,084,000
                                             =============   =============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current maturities of long-term debt         $  33,595,000   $         -
Accounts payable and accrued liabilities           658,000         460,000
Due to affiliates                               28,338,000      10,252,000
                                             -------------   -------------

 Total current liabilities                      62,591,000      10,712,000
                                             -------------   -------------

Long-term debt                                         -        34,016,000
                                             -------------   -------------

Other noncurrent liabilities                           -           894,000
                                             -------------   -------------

Due to affiliates                                      -        10,505,000
                                             -------------   -------------

Investment in and advances to affiliates        82,940,000     106,164,000
                                             -------------   -------------

Shareholders' deficit:
 Common stock, $.10 par value per share,
  10,000,000 shares authorized, 5,186,627
  shares issued and outstanding                    519,000         519,000
 Additional paid-in capital                     75,212,000      38,557,000
 Accumulated deficit                          (218,847,000)   (198,283,000)
                                             -------------   -------------

                                              (143,116,000)   (159,207,000)
                                             -------------   -------------

                                             $   2,415,000   $   3,084,000
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

                                                                      SCHEDULE I
                                                                      PAGE 2

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 GREATE BAY CASINO CORPORATION (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS


                                                          YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                     1997           1996           1995
                                                 -------------  -------------  ------------

REVENUES
Overhead allocation fees                         $        -     $    600,000   $   600,000
                                                 ------------   ------------   -----------

EXPENSES
General and administrative
 expense                                              447,000        415,000       291,000
                                                 ------------   ------------   -----------

 (Loss) income from operations                       (447,000)       185,000       309,000
                                                 ------------   ------------   -----------

Non-operating income (expense):
 Interest income                                    3,396,000      2,281,000     2,239,000
 Interest expense                                  (6,523,000)    (6,674,000)   (6,621,000)
 Gain (loss) on sale of assets                      1,644,000       (625,000)          -
                                                 ------------   ------------   -----------

  Total non-operating expense, net                 (1,483,000)    (5,018,000)   (4,382,000)
                                                 ------------   ------------   -----------

Loss before income tax benefit
 and other items                                   (1,930,000)    (4,833,000)   (4,073,000)
Income tax provision                                 (270,000)           -             -
                                                 ------------   ------------   -----------

 Loss before other items                           (2,200,000)    (4,833,000)   (4,073,000)
Equity in losses of consolidated subsidiaries     (18,364,000)   (30,733,000)     (214,000)
                                                 ------------   ------------   -----------

Net loss                                         $(20,564,000)  $(35,566,000)  $(4,287,000)
                                                 ============   ============   ===========

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

                                                                      SCHEDULE I
                                                                      PAGE 3

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 GREATE BAY CASINO CORPORATION (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                  1997          1996          1995
                                                              ------------  ------------  ------------

NET CASH USED IN OPERATING ACTIVITIES                         $(5,921,000)  $(1,577,000)  $(2,023,000)
                                                              -----------   -----------   -----------

INVESTING ACTIVITIES:
 Collections on notes receivable                                      -       9,361,000       103,000
 Proceeds from disposition of assets                                  -       2,581,000           -
 Investments in and advances to unconsolidated affiliates             -      (2,946,000)   (1,675,000)
 Distributions from unconsolidated affiliates                     750,000           -             -
 Investments in consolidated subsidiaries                             -          (3,000)          -
 Net (advances to) repayments from consolidated affiliates     (2,539,000)   (9,366,000)    1,158,000
                                                              -----------   -----------   -----------

 Net cash used in investing activities                         (1,789,000)     (373,000)     (414,000)
                                                              -----------   -----------   -----------

FINANCING ACTIVITIES:
 Net borrowings from affiliates                                 7,858,000     6,015,000     2,050,000
 Repayments of long-term debt                                    (421,000)   (2,138,000)     (317,000)
                                                              -----------   -----------   -----------

  Net cash provided by financing activities                     7,437,000     3,877,000     1,733,000
                                                              -----------   -----------   -----------

  Net (decrease) increase in cash and cash equivalents           (273,000)    1,927,000      (704,000)
    Cash and cash equivalents at beginning of year              2,246,000       319,000     1,023,000
                                                              -----------   -----------   -----------

    Cash and cash equivalents at end of year                  $ 1,973,000   $ 2,246,000   $   319,000
                                                              ===========   ===========   ===========

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                                                                      PAGE 4

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 GREATE BAY CASINO CORPORATION (PARENT COMPANY)

                  NOTES TO PARENT COMPANY FINANCIAL STATEMENTS


(1)   BASIS OF PRESENTATION

      The accompanying condensed parent company financial statements have been prepared assuming that Greate Bay Casino Corporation ("GBCC") will continue as a going concern. Certain affiliates of GBCC filed for Chapter 11 bankruptcy protection on January 5, 1998. The affiliate filings under Chapter 11 have created a default under the indenture for the $85,000,000 Senior Note obligations (the "PRT Funding Notes") of PRT Funding Corp., a wholly owned subsidiary of GBCC. Accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. Pratt Casino Corporation ("PCC"), a wholly owned subsidiary of GBCC, which is liable as guarantor under the PRT Funding Notes, does not have sufficient assets to satisfy the outstanding amounts and has entered into negotiations with the PRT Funding bondholders to restructure the obligations. No assurance can be given that PCC will be able to restructure its obligations. The default under the indenture for the PRT Funding Notes raises substantial doubt about GBCC's ability to continue as a going concern. The condensed parent company financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2)  SCHEDULED PAYMENT OF LONG-TERM DEBT

      All of Greate Bay Casino Corporation's ("GBCC") long-term debt is due in April 1998.

      GBCC paid interest of $5,596,000, $6,476,000 and $6,635,000, respectively, during the years ended December 31, 1997, 1996 and 1995.

(3)   RECLASSIFICATIONS

      Certain reclassifications have been made to the prior years' parent company financial statements to conform to the 1997 financial statement presentation.



          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                     SCHEDULE II

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS


                                                AMOUNTS
                                  BALANCE AT   CHARGED TO                                        BALANCE
                                  BEGINNING    COSTS AND                         OTHER           AT END
                                  OF PERIOD     EXPENSES     DEDUCTIONS         CHARGES         OF PERIOD
                                 -----------  -----------  ----------------  -----------------  -----------
DESCRIPTION
-----------

YEAR ENDED DECEMBER 31, 1997:
 Allowance for doubtful
  accounts receivable            $15,524,000   $3,408,000  $(3,764,000)(1)   $(14,955,000)(3)   $   213,000
 Allowance for obligatory
  investments                      4,401,000    1,241,000      (71,000)(2)    (5,571,000)(3)            -
                                 -----------   ----------  -----------       -----------        -----------

                                 $19,925,000   $4,649,000  $(3,835,000)      $(20,526,000)      $   213,000
                                 ===========   ==========  ===========       ============       ===========

YEAR ENDED DECEMBER 31, 1996:
 Allowance for doubtful
  accounts receivable            $16,496,000   $2,167,000  $(3,139,000)(1)   $        -         $15,524,000
 Allowance for obligatory
  investments                      3,792,000    1,344,000     (735,000)(2)            -           4,401,000
                                 -----------   ----------  -----------       ------------       -----------

                                 $20,288,000   $3,511,000  $(3,874,000)      $        -         $19,925,000
                                 ===========   ==========  ===========       ============       ===========

YEAR ENDED DECEMBER 31, 1995:
 Allowance for doubtful
  accounts receivable            $15,297,000   $2,988,000  $(1,789,000)(1)    $       -         $16,496,000
 Allowance for obligatory
  investments                      2,458,000    1,457,000     (123,000)(2)            -           3,792,000
                                 -----------   ----------  -----------       ------------       -----------

                                 $17,755,000   $4,445,000  $(1,912,000)       $       -         $20,288,000
                                 ===========   ==========  ===============   ============       ===========

______________________________

(1) Represents net write-offs of uncollectible accounts.

(2) Represents write-offs of obligatory investments in connection with the contribution of certain obligatory investments to the Casino Reinvestment Development Authority.

(3) Represents write-off of allowances resulting from GB Holdings, Inc. and its subsidiaries no longer being included on the consolidated financial statements of Greate Bay Casino Corporation.



          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                               INDEX TO EXHIBITS


                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                                                                  PAGE
------                                                              ------------
      @3.1   --   Certificate of Incorporation of Pratt Hotel
                  Corporation ("PHC", now known as GBCC)
                  as amended. (Exhibit 3.1)
      #3.2   --   Amendment to Certificate of Incorporation of PHC.
                  (Exhibit 3.2)
      @3.3   --   Amended Bylaws of PHC.  (Exhibit 3.2)
      +4.1   --   Form of Indenture among PCPI Funding Corp., Pratt
                  Casino Properties and PHC and First Interstate
                  Bank of Dallas as Trustee (including form of
                  Security). (Exhibit 10.4)
      +4.2   --   First Supplemental Indenture, dated as of
                  February 27, 1989, among PCPI Funding Corp.,
                  First Interstate Bank of Texas, N.A., PHC and
                  Pratt Casino Properties.  (Exhibit 10.11)
     **4.3   --   Indenture dated as of February 15, 1994 between GB
                  Property Funding Corp. as Issuer, GB Holdings, Inc.
                  and GBHC as Guarantors, and Shawmut Bank
                  Connecticut, N.A. as Trustee.  (Exhibit 10.50)
     **4.4   --   Mortgage, Fixture Filing and Security Agreement dated
                  February 17, 1994, by GBHC in favor of Shawmut
                  Bank Connecticut, National Association, as
                  Mortgagee. (Exhibit 10.51)
     **4.5   --   Security Agreement dated February 17, 1994 made by
                  GB Property Funding Corp., GBHC, GB Holdings,
                  Inc., Advanced Casino Systems International, Inc.
                  Computerized Management Systems International, Inc.
                  and any Additional Collateral Grantor to Shawmut
                  Bank Connecticut, National Association, as Trustee.
                  (Exhibit 10.52)
     **4.6   --   Collateral Assignment of Leases dated as of
                  February 17, 1994, by GBHC, in favor of Shawmut
                  Bank Connecticut, National Association, as
                  Assignee. (Exhibit 10.53)
     **4.7   --   Indenture dated as of February 15, 1994 between PRT
                  Funding Corp. as Issuer, Pratt Casino Corporation
                  as Guarantor and Shawmut Bank, N.A. as Trustee.
                  (Exhibit 10.54)
     ++9.1   --   Voting Interest Trust Agreement dated as of
                  November 9, 1987 between the partners of J.E. Pratt
                  Co. I and William D. Pratt.  (Exhibit 9.2)
     +10.1   --   Management Services Agreement dated August 19,
                  1987, between Pratt Hotel Management, Inc. ("PHMI")
                  and GBHC.  (Exhibit 10.1)
     +10.2   --   Overhead Allocation Agreement, effective as of
                  January 1, 1988, between PHC and PHMI.
                  (Exhibit 10.2)

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                                                                  PAGE
------                                                              ------------

     +10.3   --   Amended License Agreement by and between Hughes
                  Properties, Inc. and PHC dated May 19, 1987.
                  (Exhibit 10.3)
     +10.4   --   Tax Allocation Agreement by and among PHC, PPI
                  Corporation, Greate Bay Hotel Corporation, Pratt
                  Casino Properties, Pacsa No. 2, Inc., Pacsa No. 3,
                  Inc., Pratt Hotel Funding, Inc. and Greate Bay
                  Property Funding Corp., effective as of January 1,
                  1987.  (Exhibit 10.17)
     +10.5   --   Tax Allocation Agreement by and among Pratt
                  Casino Properties, BPHC Acquisition, Inc., PHMI,
                  Greate Bay Casino Corporation, PCPI Funding Corp.
                  and GBHC effective as of January 1, 1987.
                  (Exhibit 10.18)
      10.6   --   Sixth Amendment to Employment Agreement dated
                  January 1, 1998, between HCC and Edward T. Pratt, Jr.
      10.7   --   Sixth Amendment to Employment Agreement dated
                  January 1, 1998, between HCC and William D. Pratt.
   @@@10.8   --   Employment Agreement dated May 1,1996 by and
                  between HCC and Edward T. Pratt III. (Exhibit 10.4)
    @@10.9   --   Employment Agreement, as amended, dated
                  November 17, 1995 between GBHC and Leonard M. DeAngelo.
                  (Exhibit 10.15)
    @@10.10  --   Employment Agreement dated January 1, 1996,
                  between ACSC and Lawrence C. Cole. (Exhibit 10.16)
     *10.11  --   Management Services Agreement dated as of June 21,
                  1991, between HCA and Greate Bay Casino Corporation
                  (the "Management Services Agreement"). (Exhibit 10.34)
     *10.12  --   First Amendment to the Management Services
                  Agreement dated as of May 14, 1992.  (Exhibit 10.35)
     *10.13  --   Technical Services Agreement dated February 21,
                  1992, between HCA and PHC the "Technical Services
                  Agreement").  (Exhibit 10.42)
     *10.14  --   First Amendment to the Technical Services Agreement
                  dated May 14, 1992.  (Exhibit 10.43)
    **10.15  --   Agreement of Limited Partnership of Pratt
                  Management, L.P.  (Exhibit 10.55)
   ***10.16  --   Consulting Agreement dated as of January 1, 1994
                  between PCC, as the Consultant, and HWCC - Tunica,
                  Inc.
   ***10.17  --   Computer Services Agreement dated as of January 1,
                  1994 between Summit Tunica Partnership and
                  Advanced Casino Systems Corporation.
      10.18  --   Employment Agreement dated as of January 1, 1998
                  between GBCC and John C. Hull.
      21.1   --   Subsidiaries of GBCC.

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                                                                  PAGE
------                                                             -------------

      23.1   --   Consent of Arthur Andersen LLP
    ##99.1   --   Voluntary petition for bankruptcy pursuant to
                  Chapter 11 of the Bankruptcy Code for Greate Bay
                  Hotel and Casino, Inc. dated January 5, 1998.
                  (Exhibit 99.2)
    ##99.2   --   Voluntary petition for bankruptcy pursuant to
                  Chapter 11 of the Bankruptcy Code for GB Holdings,
                  Inc. dated January 5, 1998 (Exhibit 99.3)
    ##99.3   --   Voluntary petition for bankruptcy pursuant to
                  Chapter 11 of the Bankruptcy Code for GB Property
                  Funding Corp. dated January 5, 1998 (Exhibit 99.4)

_______________________

          @ Incorporated by reference from the exhibit shown in parenthesis to GBCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

         @@ Incorporated by reference from the exhibit shown in parenthesis to Hollywood Casino Corporation's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1995.

        @@@ Incorporated by reference from the exhibit shown in parenthesis to HCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                                                                  PAGE
------                                                              ------------

        *** Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement
                  (Registration No. 33-82182) for HWCC -Tunica, Inc. as filed with the SEC on September 29, 1994.

          # Incorporated by reference from the exhibit shown in parenthesis to GBCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

         ## Incorporated by reference from the exhibit shown in parenthesis to Form 8-K for GB Property funding Corp., GB Holdings, Inc. and Greate Bay Hotel and Casino, Inc. as filed with the SEC on January 9, 1998.