Form 10-Q
period 1998-03-31
GREATE BAY CASINO CORP
filed 1998-05-15
CIK 30117

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 1998
                                 --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the transition period from __________________ to________________________
Commission file number 1-6339
                       --------

                         GREATE BAY CASINO CORPORATION
                         -----------------------------
            (Exact name of Registrant as specified in its charter)
            ------------------------------------------------------

                  DELAWARE                                    75-1295630
------------------------------------------------------      --------------
          (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                  Identification No.)

             C/O SANDS HOTEL & CASINO
  INDIANA AVENUE & BRIGHTON PARK, 9TH FLOOR
              ATLANTIC CITY, NEW JERSEY                           08401
------------------------------------------------------      --------------
     (Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)        (609) 441-0704
                                                            --------------
                               (NOT APPLICABLE)
                               ----------------
  (Former name, former address and former fiscal year, if changed since last report.)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X         NO
                                               ------        ______

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                           OUTSTANDING AT MAY 12, 1998
                  -----                           ---------------------------
     Common Stock, $.10 par value                       5,186,627 shares

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


PART I:  FINANCIAL INFORMATION
------------------------------

INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------

     Greate Bay Casino Corporation, a Delaware corporation, and its subsidiaries ("GBCC") are engaged in the operation and management of casino properties. GBCC's principal operations consist of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and management and consulting contracts with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica County, Mississippi (the "Tunica Casino"). GBCC's common stock is listed on the OTC Bulletin Board Service under the symbol "GEAA". Prior to December 31, 1996, Hollywood Casino Corporation ("HCC", a Delaware corporation) owned approximately 80% of the outstanding common stock of GBCC. HCC distributed such stock to its shareholders; as a result, approximately 36% of GBCC's outstanding stock is owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 53% of HCC. HCC owns the Aurora Casino and the Tunica Casino.

     On January 5, 1998, Greate Bay Hotel and Casino, Inc. ("GBHC"), GB Holdings, Inc. ("Holdings") and GB Property Funding Corp. ("GB Property Funding"), all of which are indirect, wholly owned subsidiaries of GBCC, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expires as of August 10, 1998. The filings of such petitions constitute a default under the indenture for $85,000,000 principal amount of 11 5/8% senior notes due 2004 (the "PRT Funding Notes") issued by PRT Funding Corp., an indirect, wholly owned subsidiary of GBCC. Accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable.

     PCC, as guarantor of the PRT Funding Notes, is currently involved in negotiations to restructure the notes with three bondholders who control approximately 98% of the $85,000,000 note issue. PRT Funding has deferred payment of interest due April 15, 1998 pending the outcome of such negotiations.

     The consolidated financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 have been prepared by GBCC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of March 31, 1998, and the results of its operations and cash flows for the three month periods ended March 31, 1998 and 1997.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in GBCC's 1997 Annual Report on Form 10-K.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (NOTE 1)
                                  (UNAUDITED)

                                    ASSETS


                                                      MARCH 31,    DECEMBER 31,
                                                         1998          1997
                                                     ------------  -------------

Current Assets:
 Cash and cash equivalents                           $ 8,915,000    $ 6,555,000
 Accounts receivable, net of allowances
  of $220,000 and $213,000,
  respectively                                            84,000         61,000
 Inventories                                             158,000        164,000
 Due from affiliates                                   1,134,000        723,000
 Option payment                                        1,000,000      1,000,000
 Refundable deposits and other
  current assets                                       1,409,000        878,000
                                                     -----------    -----------

  Total current assets                                12,700,000      9,381,000
                                                     -----------    -----------

Investment in Limited Partnership                      2,017,000      2,256,000
                                                     -----------    -----------

Property and Equipment:
 Land                                                    864,000        864,000
 Operating equipment                                   1,347,000      1,317,000
                                                     -----------    -----------

                                                       2,211,000      2,181,000
 Less - accumulated depreciation
  and amortization                                      (999,000)      (971,000)
                                                     -----------    -----------

  Net property and equipment                           1,212,000      1,210,000
                                                     -----------    -----------

Other Assets:
 Due from affiliates, net of valuation allowances      2,839,000      2,897,000
 Other assets                                              9,000          8,000
                                                     -----------    -----------

  Total other assets                                   2,848,000      2,905,000
                                                     -----------    -----------

                                                     $18,777,000    $15,752,000
                                                     ===========    ===========


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (NOTE 1)
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                   MARCH 31,     DECEMBER 31,
                                                      1998           1997
                                                   ---------     ------------


Current Liabilities:
 Current maturities of long-term debt           $  85,056,000   $  85,055,000
 Borrowings from affiliate                         12,422,000      12,422,000
 Accounts payable                                     598,000         967,000
 Accrued liabilities -
  Salaries and wages                                  214,000         133,000
  Interest                                          9,812,000       6,875,000
  Insurance                                           156,000         128,000
  Other                                                72,000          62,000
 Other current liabilities                            490,000         730,000
                                                -------------   -------------

  Total current liabilities                       108,820,000     106,372,000
                                                -------------   -------------

Investment in and Advances to GB Holdings, Inc.    18,090,000      20,996,000
                                                -------------   -------------

Long-Term Debt                                     32,022,000      30,894,000
                                                -------------   -------------

Other Noncurrent Liabilities                          686,000         606,000
                                                -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding             519,000         519,000
 Additional paid-in capital                        75,212,000      75,212,000
 Accumulated deficit                             (216,572,000)   (218,847,000)
                                                -------------   -------------

  Total shareholders' deficit                    (140,841,000)   (143,116,000)
                                                -------------   -------------

                                                $  18,777,000   $  15,752,000
                                                =============   =============



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
                                  (UNAUDITED)


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    ------------------
                                                    1998          1997
Revenues:
 Casino                                          $         -   $58,330,000
 Rooms                                                     -     2,237,000
 Food and beverage                                         -     7,920,000
 Other                                             2,352,000     5,964,000
                                                 -----------   -----------

                                                   2,352,000    74,451,000
 Less - promotional allowances                             -    (6,255,000)
                                                 -----------   -----------

  Net revenues                                     2,352,000    68,196,000
                                                 -----------   -----------

Expenses:
 Casino                                                    -    49,009,000
 Rooms                                                     -       596,000
 Food and beverage                                         -     2,339,000
 Other                                                 4,000       533,000
 General and administrative                          981,000     4,498,000
 Depreciation and amortization                        28,000     3,967,000
                                                 -----------   -----------

  Total expenses                                   1,013,000    60,942,000
                                                 -----------   -----------

 Income from operations                            1,339,000     7,254,000
                                                 -----------   -----------

Non-operating income (expense):
 Interest income                                     238,000       227,000
 Interest expense                                 (4,089,000)   (9,736,000)
 Equity in earnings of Limited Partnership         1,920,000             -
 Equity in earnings of GB Holdings, Inc.           2,869,000             -
 Gain on disposal of assets                                -         7,000
                                                 -----------   -----------

  Total non-operating income (expense), net          938,000    (9,502,000)
                                                 -----------   -----------

Income (loss) before income taxes                  2,277,000    (2,248,000)
 Income tax provision                                 (2,000)     (175,000)
                                                 -----------   -----------

Net income (loss)                                $ 2,275,000   $(2,423,000)
                                                 ===========   ===========

Basic and diluted net income (loss) per
 common share                                           $.44         $(.47)
                                                 ===========   ===========


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         ---------------------
                                                          1998           1997
                                                         ------         ------

OPERATING ACTIVITIES:
 Net income (loss)                                    $ 2,275,000   $(2,423,000)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization, including
   accretion of debt discount                           1,170,000     5,948,000
  Gain on disposal of assets                                    -        (7,000)
  Provision for doubtful accounts                           7,000       650,000
  Equity in earnings of Limited Partnership            (1,920,000)            -
  Distributions received from Limited Partnership       2,159,000             -
  Equity in earnings of GB Holdings, Inc.              (2,869,000)            -
  Deferred income tax benefit                              (5,000)            -
  (Increase) decrease in accounts receivable              (30,000)       51,000
  Increase (decrease) in accounts payable and
   other accrued liabilities                            2,687,000    (3,596,000)
  Net change in other current assets and
   liabilities                                         (1,101,000)   (1,173,000)
  Net change in other noncurrent assets
   and liabilities                                       (124,000)      (58,000)
                                                      -----------   -----------

     Net cash provided by (used in) operating
      activities                                        2,249,000      (608,000)
                                                      -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                      (30,000)     (731,000)
 Proceeds from disposal of assets                               -         7,000
 Collections on notes receivable                          154,000             -
 Obligatory investments                                         -      (670,000)
 Short-term investments                                         -     2,000,000
 Distributions from unconsolidated affiliate                    -       500,000
                                                      -----------   -----------

   Net cash provided by investing activities              124,000     1,106,000
                                                      -----------   -----------

FINANCING ACTIVITIES:
 Repayments on credit facilities                                -    (2,000,000)
 Repayments of long-term debt                             (13,000)      (58,000)
                                                      -----------   -----------

  Net cash used in financing activities                   (13,000)   (2,058,000)
                                                      -----------   -----------

  Net increase (decrease) in cash and cash equivalents  2,360,000    (1,560,000)
  Cash and cash equivalents at beginning of period      6,555,000    22,991,000
                                                      -----------   -----------

  Cash and cash equivalents at end of period          $ 8,915,000   $21,431,000
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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     Greate Bay Casino Corporation, a Delaware corporation, and its subsidiaries ("GBCC") are engaged in the operation and management of casino properties. GBCC's principal operations consist of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and management and consulting contracts with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica County, Mississippi (the "Tunica Casino") (see Note 6). GBCC, through its subsidiaries and various joint ventures, has also engaged to a lesser extent in other hotel and casino operations in the United States and the Caribbean.

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

     Effective as of April 1, 1997, HCC acquired the general partnership interest in Pratt Management, L.P. ("PML"), the limited partnership which holds the management contract on the Aurora Casino, from PPI Corporation, a wholly owned subsidiary of GBCC. As a result, GBCC's investment in PML is now being presented under the equity method of accounting. For all periods through March 31, 1997, PML was wholly owned by subsidiaries of GBCC; accordingly, the operating results of PML, together with its assets and liabilities, were consolidated with GBCC for financial statement purposes.

     On January 5, 1998, GB Holdings, Inc. ("Holdings") , a wholly owned subsidiary of GBCC, together with its wholly owned subsidiaries, GB Property Funding Corp. ("GB Property Funding") and Greate Bay Hotel and Casino, Inc. ("GBHC"), filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expires as of August 10, 1998. The filings of such petitions constitute a default under the indenture for $85,000,000 principal amount of 11 5/8% senior notes due 2004 (the "PRT Funding Notes") issued by PRT Funding Corp., an indirect, wholly owned subsidiary of GBCC. Accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable.

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

     The accompanying consolidated financial statements include the operating activities and cash flows of GBCC and its wholly owned subsidiaries. As a result of the Chapter 11 filings discussed above,

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

GBCC's control over the filing subsidiaries is subject to supervision of the Bankruptcy Court and GBCC does not expect to be in control of such subsidiaries after reorganization. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets and, effective for periods subsequent to December 31, 1997, the operations of Holdings and its subsidiaries are accounted for under the equity method of accounting. GBCC's negative investment in Holdings and its subsidiaries on the accompanying consolidated balance sheets reflects GBCC's investment under the equity method of accounting. All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates, including joint ventures, that are 50% or less owned are accounted for by the equity method.

     The accompanying consolidated financial statements have been prepared assuming that GBCC will continue as a going concern. As discussed above, certain affiliates of GBCC filed for Chapter 11 bankruptcy protection on January 5, 1998. The affiliate filings under Chapter 11 have resulted in a default under the indenture for the PRT Funding Notes; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. As a result of the Chapter 11 filings, GBHC can reject the Sands' management contract with NJMI, which would eliminate this source of cash to GBCC. PCC, as guarantor of the PRT Funding Notes, does not have sufficient assets to satisfy the outstanding amounts and is currently involved in negotiations to restructure the notes with three bondholders who control approximately 98% of the note issue. PRT Funding has deferred payment of interest due April 15, 1998 pending the outcome of such negotiations. No assurance can be given that GBCC will be able to restructure its obligations. The default under the indenture for the PRT Funding Notes raises substantial doubt about GBCC's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, GBCC does not believe that any changes have occurred.

     The Financial Accounting Standards Board has issued a new standard, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation and disclosure of comprehensive income, which is defined as the change in a company's equity resulting from non-owner transactions and events. SFAS 130 became effective December 15, 1997 and requires the restatement of all prior periods presented. GBCC has adopted the provisions of SFAS 130; however, the statement provides that an enterprise that has no items of other comprehensive income for any period presented need only report net income. GBCC has no such other comprehensive income items for any period presented; accordingly, the presentation and disclosure requirements of SFAS 130 are not applicable.

     The consolidated financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 have been prepared by GBCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

adjustments) necessary to present fairly the consolidated financial position of GBCC as of March 31, 1998, and the results of its operations and cash flows for the three month periods ended March 31, 1998 and 1997.

(2)  EARNINGS PER SHARE

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

     Under SFAS 128, basic earnings per common share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated for periods in which income from continuing operations was earned by dividing the components of net income by the weighted average number of shares of common stock and common stock equivalents outstanding. All common stock equivalents are excluded from the calculation of diluted net loss per share for periods during which a loss was incurred because the effect of their inclusion would be antidilutive.

     For each of the three month periods ended March 31, 1998 and 1997, basic and diluted income (loss) per share were the same. The weighted average number of shares of common stock used in the calculation of both basic and diluted income (loss) per share was 5,186,627 for each of the three month periods ended March 31, 1998 and 1997. No common stock equivalents were outstanding during such periods.

(3)  SHORT-TERM CREDIT FACILITIES AND BORROWINGS FROM AFFILIATES

     GBCC and its subsidiaries had outstanding affiliate borrowings from HCC of $6,750,000 as of both March 31, 1998 and December 31, 1997. During the third quarter of 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996; such funds were loaned by GBCC to GBHC for working capital purposes on the same terms. In addition, $250,000 was due on April 1, 1998; to date, such payment has not been made. Borrowings from HCC bear interest at the rate of 14% per annum, payable semiannually.

     GBHC made an advance to a GBCC subsidiary in the amount of $5,672,000. The GBCC subsidiary which received the advance is insolvent and GBCC has no obligation with respect to the advance. At March 31, 1998 and December 31, 1997, such advance, together with accrued interest in the amount of $4,212,000 and $3,978,000, respectively, has been reflected as an adjustment to GBCC's negative investment in Holdings on the accompanying consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

(4)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of GBCC's assets are pledged in connection with its long-term indebtedness. On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expires as of August 10, 1998. The filings of such petitions constitute a default under the indenture for the PRT Funding Notes.
Accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated, is currently due and payable and is classified as current on the accompanying consolidated balance sheets.

                                                  MARCH 31,    DECEMBER 31,
                                                    1998           1997
                                                -------------  -------------

 11 5/8% senior notes, due 2004 (a)             $ 85,000,000   $ 85,000,000
 14 7/8% secured promissory note,
    due 2006, net of
    discount of $16,139,000 and
    $17,281,000, respectively (b)                 31,463,000     30,321,000
 Other                                               615,000        628,000
                                                ------------   ------------

     Total indebtedness                          117,078,000    115,949,000
   Less - current maturities                     (85,056,000)   (85,055,000)
                                                ------------   ------------

     Total long-term debt                       $ 32,022,000   $ 30,894,000
                                                ============   ============

--------------------

(a) On February 17, 1994, PRT Funding issued the PRT Funding Notes. Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of GBCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with respect to first mortgage debt obligations of GB Property Funding.

(b) On February 17, 1994, PPI Funding Corp., a newly formed subsidiary of GBCC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for the $38,779,000 principal amount of 15 1/2% unsecured notes (the "PCPI Notes") held by HCC and issued by PCPI Funding Corp., a subsidiary of GBCC. The PPI Funding Notes were discounted to yield interest at the rate of 14 7/8% per annum and had a face

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     value of $110,636,000. Subsequent principal payment by PPI Funding Corp. reduced the maturity value of the notes to $98,353,000 at December
     31, 1996. During the second quarter of 1997, HCC assigned $13,750,000 undiscounted principal amount of the PPI Funding Notes to PPI Corporation as consideration, in part, for HCC's acquisition of the general partnership interest in PML. Such assignment reduced the maturity value of the notes to $84,603,000. At December 31, 1997, an additional $37,000,000 undiscounted face value ($23,631,000 discounted value) of the PPI Funding Notes was forgiven by HCC, further reducing the maturity value to $47,603,000. Because of the continued affiliation of HCC and GBCC, the forgiveness of debt was reflected by GBCC as a credit to paid-in capital. Payment of interest on the PPI Funding Notes is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of GBCC.

     Scheduled payments of long-term debt as of March 31, 1998, exclusive of the PRT Funding Notes which are currently in default and accelerated, are set forth below:

       1998 (nine months)    $    42,000
       1999                       59,000
       2008                       64,000
       2001                      450,000
       2002                            -
       Thereafter             47,602,000
                             -----------

        Total                $48,217,000
                             -----------
     Interest paid amounted to $10,000 and $10,117,000, respectively, during the three month periods ended March 31, 1998 and 1997.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

(5)  INCOME TAXES

     Components of GBCC's provision for income taxes consist of the following:

                                             THREE MONTHS ENDED
                                                   MARCH 31,
                                           ----------------------
                                              1998        1997
                                           ----------  ----------

Federal income tax (provision) benefit:
 Current                                   $ 286,000   $ 899,000
 Deferred                                     98,000     (97,000)
State income tax (provision) benefit:
 Current                                     404,000    (175,000)
 Deferred                                      5,000           -
 Valuation allowance                        (795,000)   (802,000)
                                           ---------   ---------

                                           $  (2,000)  $(175,000)
                                           =========   =========

     GBCC paid no federal income taxes during either of the three month periods ended March 31, 1998 or 1997. GBCC paid state income taxes totaling $2,000 and $3,000 during the three month periods ended March 31, 1998 and 1997, respectively.

     Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the nondeductibility for income tax purposes of certain items, including meals and entertainment and certain other expenses.

     Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts and differences in the timing of income earned and deductions taken between tax and financial reporting purposes for deferred financing costs and other accruals.

     At March 31, 1998, GBCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $25 million for federal income tax purposes, most of which do no expire until the year 2006. Additionally, GBCC and its subsidiaries have various tax credits available totaling approximately $3.6 million, most of which expire by the year 2004. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's, credit carryforwards and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years and the tax loss sustained in 1998 to date, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset for all periods presented.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

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

     The Internal Revenue Service is currently examining the consolidated federal income tax returns of HCC for the years 1993 and 1994 in which GBCC was included. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of GBCC.

     The components of the net deferred tax asset were as follows:

                                            MARCH 31,    DECEMBER 31,
                                              1998           1997
                                          -------------  -------------

Deferred tax assets:
 Net operating loss carryforwards         $ 10,080,000   $  9,388,000
 Forgiveness of affiliate debt               9,438,000      9,438,000
 Allowance for doubtful accounts               199,000         85,000
 Alternative minimum tax credit                270,000        270,000
 Investment and jobs tax credits             3,378,000      3,378,000
 Investment in consolidated subsidiary       4,428,000      4,428,000
 Equity losses of unconsolidated
  subsidiaries and joint ventures               85,000         85,000
 Other liabilities and accruals                323,000        298,000
 Deferred financing costs                      863,000        899,000
 Other                                          12,000         12,000
                                          ------------   ------------

Deferred tax asset                          29,076,000     28,281,000
Valuation allowance                        (29,076,000)   (28,281,000)
                                          ------------   ------------

                                          $          -   $          -
                                          ============   ============

(6)  TRANSACTIONS WITH RELATED PARTIES

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

HCC acquired the general partnership interest in PML from PPI Corporation. Management fees earned by GBCC prior to the April 1, 1997 sale of the general partnership interest amounted to $2,727,000.

     HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount ($7,597,000 discounted value) of PPI Funding Notes (see Note 4) and $350,000 of accrued interest due from GBCC to PPI Corporation in exchange for the general partnership interest in PML. The $3,800,000 note is payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. Interest income on the note from HCC amounted to $116,000 during the three month period ended March 31, 1998. Accrued interest receivable of $39,000 and $41,000, respectively, is included in amounts due from affiliates on the accompanying consolidated balance sheets at March 31, 1998 and December 31, 1997.

     New Jersey Management, Inc. ("NJMI"), a wholly owned subsidiary of GBCC, is responsible for the operations of the Sands under a management agreement. NJMI is entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. Management fees earned by NJMI amounted to $1,166,000 during the three month period ended March 31, 1998. Management fees receivable from the Sands at March 31, 1998 and December 31, 1997 amounted to $194,000 and $34,000, respectively. Of the amount receivable at March 31, 1998, $145,000 is included in noncurrent due from affiliates on the accompanying consolidated balance sheet and is subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court. Management of GBHC has requested modification to the fee arrangement under the Sands management agreement and has reserved its right to reject the agreement.

     Pursuant to a ten-year consulting agreement with Hollywood Casino - Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino, a subsidiary of GBCC receives monthly consulting fees of $100,000. Total fees earned for each of the three month periods ended March 31, 1998 and 1997 amounted to $300,000.

     HCC allocates certain general and administrative costs to GBCC and its subsidiaries pursuant to a services agreement. Net allocated costs charged to GBCC and its subsidiaries by HCC amounted to $296,000 and $686,000, respectively, during the three month periods ended March 31, 1998 and 1997. In connection with such charges, payables in the amount of $81,000 and $156,000, respectively, are included in accounts payable on the accompanying consolidated balance sheets at March 31, 1998 and December 31, 1997.

     HCT and Advanced Casino Systems Corporation ("ACSC"), a GBCC subsidiary, entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999. The agreement provides, among other things, that ACSC will sell HCT computer hardware and information systems equipment and will license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also pays ACSC a fixed license fee of $33,600 per month and reimburses ACSC for its direct costs and expenses incurred under this agreement. Total charges incurred under such agreement amounted to $146,000 and $111,000, respectively, for the three month periods ended March 31, 1998 and 1997. HCA also receives certain computer-related services from ACSC subsidiaries including hardware, software, and operator support. HCA reimburses ACSC for its direct costs and any expenses incurred. Such costs totaled $134,000 and $43,000, respectively, during the three month periods ended March 31, 1998 and 1997. Unpaid fees and charges from HCT and HCA at March 31, 1998 and December 31, 1997 amounted to $229,000 and $55,000, respectively, and are included in amounts due from affiliates on the accompanying consolidated balance sheets.

     GBHC also performs certain administrative and marketing services on behalf of HCA, HCT and PML. During the three month periods ended March 31, 1998 and 1997, fees charged by GBHC for such services totaled $10,000 and $268,000, respectively. During the second half of 1997, ACSC began performing many of these services. Fees charged by ACSC during the three month period ended March 31, 1998 amounted to $21,000. Unpaid fees amounting to $2,000 and $16,000, respectively, are included in due from affiliates on the accompanying consolidated balance sheets at March 31, 1998 and December 31, 1997.

     Interest expense with respect to borrowings from HCC is set forth below:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                  ----------------------
                                                     1998        1997
                                                  ----------  ----------

PPI Funding Notes held by HCC (Note 4)            $1,142,000  $1,981,000
Short-term borrowings (Note 3)                       232,000     267,000

     During 1994, a GBCC subsidiary issued $40,524,000 discounted principal amount of PPI Funding Notes in exchange for the PCPI Notes held by HCC (see Note
4). Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balances at March 31, 1998 and December 31, 1997.

     Interest accrued on short-term borrowings at March 31, 1998 and December 31, 1997 amounting to $1,071,000 and $839,000, respectively, is included in interest payable on the accompanying consolidated balance sheets.

     GBHC issued a promissory note in the amount of $10,000,000 on February 17, 1994 to PRT Funding. Such note accrues interest at the rate of 14 5/8% per annum and is payable semiannually commencing on August 17, 1994. The principal amount of the note is due on February 17, 2005. During the first quarter of 1997, GBHC also borrowed $5,000,000 from PCC for working capital purposes. Such borrowing accrues interest at the rate of 14 5/8% per annum payable semiannually commencing July 15, 1997. Prior to December 31, 1997, such note and related interest were eliminated in consolidation. As a result of (i) GBHC no longer being included as a consolidated subsidiary and (ii) GBHC's filing under

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

Chapter 11 making prospects for ultimate collection doubtful, the notes, together with accrued interest receivable aggregating $3,482,000 and $3,458,000, respectively, have been reflected as an adjustment to GBCC's negative investment in Holdings on the accompanying consolidated balance sheets at March 31, 1998 and December 31, 1997.

     During the third quarter of 1996, GBCC loaned $6,500,000 to GBHC for working capital purposes. Such advance accrues interest at the rate of 13 3/4% per annum, payable quarterly commencing October 1, 1996. An additional $1,500,000 was loaned to GBHC during the first quarter of 1997 on the same terms. Repayment of such advances and the payment of the related interest are subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court and to approval by the New Jersey Casino Control Commission. Prior to December 31, 1997, such notes and the related interest were eliminated in consolidation. For the same reasons cited in the previous paragraph, the advances to GBHC of $8,000,000, together with the related interest receivable of $1,508,000 and $1,496,000, respectively, have been reflected as an adjustment to GBCC's negative investment in Holdings on the accompanying consolidated balance sheets at March 31, 1998 and December 31, 1997.

(7)  INVESTMENT IN PRATT MANAGEMENT, L.P.

     Effective as of April 1, 1997, HCC acquired the general partnership interest in PML (see Notes 1 and 6) from PPI Corporation. PML earns management fees from the Aurora Casino and incurs operating and other expenses with respect to its management thereof. The general partner receives 99% of the first $84,000 of net income earned by the partnership each month and 1% of any income earned above such amount. PML earned management fees amounting to $2,546,000 and $2,727,000, respectively, during the three month periods ended March 31, 1998 and 1997. PML also incurred operating and other expenses amounting to $357,000 and $460,000, respectively, during the three month periods ended March 31, 1998 and 1997.

(8)  LITIGATION

     SUBSIDIARY CHAPTER 11 FILINGS -

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expires as of August 10, 1998.

     As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment; however, no such proceedings have been initiated. PCC, as guarantor of the PRT Funding Notes, is currently involved in negotiations to restructure the notes with three bondholders who control approximately 98% of the note issue.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     PLANET HOLLYWOOD LITIGATION -

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

     OTHER LITIGATION -

     GBHC is a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss cannot be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact upon the consolidated financial position or results of operations of GBCC and its subsidiaries. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

(9)  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 1998 consolidated financial statement presentation.

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

     As a consequence of the Chapter 11 filings by Holdings, GB Property Funding and GBHC, PRT Funding is in default on the $85 million principal amount of PRT Funding Notes which, together with accrued interest, accelerated and became immediately due and payable. The bankruptcy filing of GBHC also permits it to reject the Sands Management Agreement which is an important source of funds for debt service on the PRT Funding Notes. Management of GBHC has requested modification to the fee arrangement under the Sands management agreement and has reserved its right to reject the agreement. PCC does not have the financial resources or the capacity to borrow sufficient cash to satisfy the $85 million principal amount of the PRT Funding Notes which have accelerated. Consequently, PCC, as guarantor of the PRT Funding Notes, is involved in negotiations to restructure the notes with three bondholders who control approximately 98% of the note issue. PRT Funding has deferred payment of interest due April 15, 1998 pending the outcome of such negotiations. There can be no assurance at this time that such negotiations will result in restructuring of its obligations. Accordingly, there is substantial doubt about the ability of GBCC to continue as a going concern.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     Holdings and GBHC own the Sands Hotel and Casino in Atlantic City. Prior to 1996, the Sands' cash flow was sufficient to meet debt service obligations and fund a substantial portion of annual capital expenditures. The Sands also used short-term borrowings to fund seasonal cash needs for certain capital projects. During 1996 and 1997, declines in operating cash flow at the Sands resulted in the need for periodic financial assistance from PCC and GBCC in order to meet debt service obligations. Substantial additional financial assistance would have been required to make the January 15, 1998 principal and interest payments due on the 10 7/8% First Mortgage Notes.

     GBHC was unable to obtain additional borrowings from affiliates or other sources and, accordingly, on January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions seeking protection under Chapter 11 of the Bankruptcy Code.

     As a result of the filings, the Sands has sufficient cash flow to continue normal operations while it seeks to develop a plan of reorganization for submission to its creditors and the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expires as of August 10, 1998. Capital expenditures, other than normal recurring capital expenditures in the ordinary course of business, will require prior approval of the Bankruptcy Court. There can be no assurance at this time that GBHC's plan of reorganization, when submitted, will be accepted by its creditors or the Bankruptcy Court. In any event, it is not anticipated that PCC will retain a substantial equity position in Holdings as a result of a reorganization and, accordingly, it is not anticipated that the Holdings group will contribute significantly to the future cash flows of the GBCC consolidated group.

     FINANCING ACTIVITIES

     During 1994, GBCC issued $40.5 million discounted principal amount of deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38.8 million principal amount of 15 1/2% notes issued by another GBCC subsidiary and held by HCC. Effective as of April 1, 1997, HCC acquired from PPI Corporation the general partnership interest in the limited partnership which holds the Aurora Management contract. The acquisition price for the general partnership interest included a note in the amount of $3.8 million and the assignment of $7.6 million discounted amount of the PPI Funding Notes to PPI Corporation. Annual principal and interest payments by HCC on the $3.8 million note approximate the general partner's share of annual partnership distributions which are now being made to HCC. During 1997, HCC forgave $23.6 million discounted principal amount of the PPI Funding Notes.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     CAPITAL EXPENDITURES AND OTHER INVESTMENTS

     Property and equipment additions during the three month period ended March 31, 1998 totaled $30,000; management anticipates that capital expenditures during the remainder of 1998, consisting only of ongoing equipment replacements and enhancements, will not be significant.

RESULTS OF OPERATIONS

     GENERAL

     On January 5, 1998, Holdings, GB Property Funding, and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of these filings, GBCC's control over the filing subsidiaries is subject to the supervision of the Bankruptcy Court and GBCC does not expect to be in control of such subsidiaries after reorganization. Accordingly, the accompanying consolidated statement of operations for the three month period ended March 31, 1998 reflects the operations of the filing subsidiaries under the equity method of accounting. For the three month period ended March 31, 1997, however, the accompanying consolidated statement of operations includes the operations of Holdings and its subsidiaries on a consolidated basis.

     Prior to April 1, 1997, GBCC controlled both the general and limited partnership interests in Pratt Management L.P. ("PML"), the entity which holds the management contract on the Aurora Casino. Accordingly, the operations of PML were consolidated with GBCC on the accompanying consolidated statement of operations for the three month period ended March 31, 1997. As discussed in
Note 6 to the consolidated financial statements, HCC acquired the general partnership interest in PML from a subsidiary of GBCC effective April 1, 1997. From that date forward, GBCC holds only the limited partnership interest in PML, which is presented under the equity method of accounting on the accompanying consolidated statement of operations for the three month period ended March 31, 1998.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     The following table sets forth GBCC's proforma results of operations for the three month period ended March 31, 1997, exclusive of Holdings and its subsidiaries and PML ("the GBCC Group"), on a basis comparable to the 1998 presentation.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ---------------------------
                                                         1998      PROFORMA 1997
                                                     ------------  -------------

Revenues                                             $ 2,352,000    $ 3,577,000
                                                     -----------    -----------

Expenses:
 General and administrative                              981,000        725,000
 Depreciation and amortization                            28,000         93,000
 Other                                                     4,000          4,000
                                                     -----------    -----------

  Total expenses                                       1,013,000        822,000
                                                     -----------    -----------

Income from operations                                 1,339,000      2,755,000
                                                     -----------    -----------

Non-operating expenses:
 Interest income                                         238,000        867,000
 Interest expense                                     (4,089,000)    (4,887,000)
 Equity in earnings of Limited Partnership             1,920,000      2,267,000
 Equity in earnings (losses) of GB Holdings, Inc.      2,869,000     (3,261,000)
                                                     -----------    -----------

Total non-operating income (expense), net                938,000     (5,014,000)
                                                     -----------    -----------

Income (loss) before income taxes                      2,277,000     (2,259,000)
Income tax provision                                      (2,000)      (164,000)
                                                     -----------    -----------

Net income (loss)                                    $ 2,275,000    $(2,423,000)
                                                     ===========    ===========

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


     REVENUES

     Revenues of the GBCC Group declined $1.2 million (34.2%) during the three month period ended March 31, 1998 compared to the prior year period. Revenues at ACSC, a member of the GBCC Group that provides computer hardware and software to the gaming industry, increased $647,000 (183.8%) during the three month period ended March 31, 1998 compared to the same period of 1997. This revenue increase was offset by a $1.8 million decrease in fees earned by GBCC with respect to a hotel/casino it managed in San Juan, Puerto Rico. The 1997 revenues included a $1.5 million termination fee resulting from the sale of the San Juan property.

     GENERAL AND ADMINISTRATIVE EXPENSES

     The GBCC Group's general and administrative expenses increased by $256,000 (35.3%) during the three month period ended March 31, 1998 compared to the 1997 period. The increase is primarily due to an increase in general and administrative expenses at ACSC resulting from its significant increase in sales volume.

     DEPRECIATION AND AMORTIZATION

     The GBCC Group's depreciation and amortization expense for the first quarter of 1998 decreased by $65,000 (69.9%) compared to the same period of 1997. As a result of the default under the indenture for the PRT Funding Notes, all deferred financing costs were written off at December 31, 1997. The resulting $89,000 decline in amortization expense was partially offset by a $24,000 increase in depreciation expense due to an increase in ACSC's depreciable assets.

     INTEREST

     Interest income for the GBCC Group decreased $629,000 (72.5%) during the first quarter of 1998 compared to the same period during 1997. All interest income earned by the GBCC Group on loans and advances to Holdings and its subsidiaries for periods subsequent to the January 5, 1998 bankruptcy filings is being reserved. Interest expense declined $798,000 (16.3%) during the 1998 period compared to the prior year primarily due to HCC's forgiveness of $23.6 million discounted value of PPI Funding Notes at December 31, 1997.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     EQUITY IN EARNINGS OF LIMITED PARTNERSHIP

     Effective February 17, 1994, PCC acquired the limited partnership interest in PML, a limited partnership which earns management fees from the operation of the Aurora Casino. The Agreement of Limited Partnership of PML provides for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner. The GBCC Group's equity in the earnings of PML decreased to $1.9 million during the first quarter of 1998 from the $2.3 million earned in the same period of 1997 reflecting the sale of the general partnership interest to HCC.

     EQUITY IN EARNINGS OF GB HOLDINGS, INC.

     Holdings' consolidated net income for the three month period ended March 31, 1998 amounted to $2.9 million compared to a net loss of $3.3 million for the same period of 1997. The overall $6.1 million (188%) increase in Holdings' net income between the two periods is primarily due to two factors: (i) a $1.3 million (57.4%) improvement in income from operations and (ii) a $5.6 million (95.4%) decline in interest expense.

     The increase in operating income reflects a $7.6 million (12%) decline in net revenues offset by an $8.8 million (14.5%) reduction in operating expenses for the first quarter of 1998 compared to the first quarter of 1997. The revenue decrease is a direct result of significant declines in total gross wagering at the Sands due to increased competition in the Atlantic City market, the reduction of promotional marketing activities in an effort to control costs and the negative publicity resulting from GBHC's filing under Chapter 11. The decline in operating expenses is attributable to the decreased patron volume as well as to management's efforts to eliminate certain marginally effective marketing programs and create operating efficiencies.

     Holdings' $5.6 million improvement in interest expense is attributable to its Chapter 11 filing. As a result of the filing, the accrual of interest expense on Holdings' debt obligations has been suspended. Had the contractual interest expense ($5.8 million) been accrued, Holdings' net loss for the three month period ended March 31, 1998 would have amounted to $2.7 million.

     INCOME TAX PROVISION

     As of March 31, 1998, GBCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $25 million, most of which do not expire until the year 2006. Additionally, GBCC and its subsidiaries have various tax credits available totaling approximately $3.6 million, most of which expire by the year 2004. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" requires that the tax benefit of such NOL's, credit carryforwards and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that utilization of such NOL's is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years and the tax loss

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

sustained in 1998 to date, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at March 31, 1998.

     YEAR 2000 COMPLIANCE

     Management believes that its information systems are Year 2000 compliant.

     INFLATION

     Management believes that in the near term, modest inflation, together with increasing competition within the gaming industry for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs at the Sands.

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

PART II:  OTHER INFORMATION
---------------------------

     The Registrant did not file any reports on form 8-K during the quarter ended March 31, 1998. The Registrant filed its Annual Report on Form 10-K for the year ended December 31, 1997 with the Securities and Exchange Commission on March 31, 1998.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GREATE BAY CASINO CORPORATION



Date:  May 13, 1998             By: /s/  Edward T. Pratt, Jr.
       --------------               ----------------------------------
                                         Edward T. Pratt, Jr.
                                    Treasurer, Chief Financial Officer
                                    and Principal Accounting Officer