Form 10-Q
period 1998-06-30
GREATE BAY CASINO CORP
filed 1998-08-19
CIK 30117

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 1998
                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------
Commission file number   1-6339
                        --------

                         GREATE BAY CASINO CORPORATION
                         -----------------------------
            (Exact name of Registrant as specified in its charter)
             ------------------------------------------------------


           DELAWARE                                      75-1295630
--------------------------------                     -------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

        C/O SANDS HOTEL & CASINO
INDIANA AVENUE & BRIGHTON PARK, 9TH FLOOR
       ATLANTIC CITY, NEW JERSEY                            08401
-----------------------------------------              --------------
 (Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)   (609) 441-0704
                                                       --------------

                                (NOT APPLICABLE)
                                ----------------
   (Former name, former address and former fiscal year, if changed since last report.)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X         NO
                                               ------        ------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                         OUTSTANDING AT AUGUST 17, 1998
-----------------------------------       ------------------------------------
   Common Stock, $.10 par value                      5,186,627 shares

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Greate Bay Casino Corporation, a Delaware corporation, and its subsidiaries ("GBCC") are engaged in the operation and management of casino properties. GBCC's principal operations consist of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and management and consulting contracts with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica County, Mississippi (the "Tunica Casino"). GBCC's common stock is listed on the OTC Bulletin Board Service under the symbol "GEAAQ". Prior to December 31, 1996, Hollywood Casino Corporation ("HCC", a Delaware corporation) owned approximately 80% of the outstanding common stock of GBCC. HCC distributed such stock to its shareholders; as a result, approximately 36% of GBCC's outstanding stock is owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 54% of HCC. HCC owns the Aurora Casino and the Tunica Casino.

   On January 5, 1998, Greate Bay Hotel and Casino, Inc. ("GBHC"), GB Holdings, Inc. ("Holdings") and GB Property Funding Corp. ("GB Property Funding"), all of which are indirect, wholly owned subsidiaries of GBCC, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expired on August 10, 1998. On August 10, 1998, the Bankruptcy Court granted an additional 90-day extension of the exclusivity period.

   The filings of such petitions constitute a default under the indenture for $85,000,000 principal amount of 11 5/8% senior notes due 2004 (the "PRT Funding Notes") issued by PRT Funding Corp., an indirect, wholly owned subsidiary of GBCC. Accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. Pratt Casino Corporation, an indirect, wholly owned subsidiary of GBCC and guarantor of the PRT Funding Notes, is currently involved in negotiations to restructure the notes with three bondholders who control approximately 98% of the $85,000,000 note issue. PRT Funding has deferred payment of interest due April 15, 1998 pending the outcome of such negotiations.

   As a result of the Chapter 11 filings discussed above, GBCC's control over the filing subsidiaries is subject to supervision of the Bankruptcy Court and GBCC does not expect to be in control of such subsidiaries after reorganization. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets of GBCC and, effective for periods subsequent to December 31, 1997, the operations of Holdings and its subsidiaries are accounted for by GBCC under the equity method of accounting.

   The consolidated financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 have been prepared by GBCC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of June 30, 1998, the results of its operations for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30, 1998 and 1997.

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

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (NOTE 1)
                                  (UNAUDITED)

                                     ASSETS


                                                       JUNE 30,    DECEMBER 31,
                                                         1998          1997
                                                     ------------  -------------

Current Assets:
 Cash and cash equivalents                           $10,171,000    $ 6,555,000
 Accounts receivable, net of allowances
  of $209,000 and $213,000, respectively                 151,000         61,000
 Inventories                                             116,000        164,000
 Due from affiliates                                   1,304,000        723,000
 Option payment                                        1,000,000      1,000,000
 Refundable deposits and other
  current assets                                       1,217,000        878,000
                                                     -----------    -----------

  Total current assets                                13,959,000      9,381,000
                                                     -----------    -----------

Investment in Limited Partnership                      1,799,000      2,256,000
                                                     -----------    -----------

Property and Equipment:
 Land                                                    864,000        864,000
 Operating equipment                                   1,367,000      1,317,000
                                                     -----------    -----------

                                                       2,231,000      2,181,000
 Less - accumulated depreciation
  and amortization                                    (1,030,000)      (971,000)
                                                     -----------    -----------

  Net property and equipment                           1,201,000      1,210,000
                                                     -----------    -----------

Other Assets:
 Due from affiliates, net of valuation allowances      2,721,000      2,897,000
 Other assets                                              9,000          8,000
                                                     -----------    -----------

  Total other assets                                   2,730,000      2,905,000
                                                     -----------    -----------

                                                     $19,689,000    $15,752,000
                                                     ===========    ===========


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (NOTE 1)
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                     JUNE 30,      DECEMBER 31,
                                                       1998            1997
                                                   -------------   -------------
Current Liabilities:
 Current maturities of long-term debt              $  85,057,000   $  85,055,000
 Borrowings from affiliate                            12,422,000      12,422,000
 Accounts payable                                        976,000         967,000
 Accrued liabilities -
  Salaries and wages                                     184,000         133,000
  Interest                                            12,751,000       6,875,000
  Insurance                                              109,000         128,000
  Other                                                   60,000          62,000
 Other current liabilities                               420,000         730,000
                                                   -------------   -------------

  Total current liabilities                          111,979,000     106,372,000
                                                   -------------   -------------

Investment in and Advances to GB Holdings, Inc.       17,236,000      20,996,000
                                                   -------------   -------------

Long-Term Debt                                        33,159,000      30,894,000
                                                   -------------   -------------

Other Noncurrent Liabilities                             343,000         606,000
                                                   -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding                519,000         519,000
 Additional paid-in capital                           75,212,000      75,212,000
 Accumulated deficit                                (218,759,000)   (218,847,000)
                                                   -------------   -------------

  Total shareholders' deficit                       (143,028,000)   (143,116,000)
                                                   -------------   -------------

                                                   $  19,689,000   $  15,752,000
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

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                          -------------------------
                                                              1998          1997
                                                          -----------   -----------
Revenues:
 Casino                                                   $       -     $61,823,000
 Rooms                                                            -       2,455,000
 Food and beverage                                                -       8,457,000
 Computer services                                          1,025,000       205,000
 Other                                                      1,124,000     1,425,000
                                                          -----------   -----------

                                                            2,149,000    74,365,000
 Less - promotional allowances                                    -      (6,201,000)
                                                          -----------   -----------

  Net revenues                                              2,149,000    68,164,000
                                                          -----------   -----------

Expenses:
 Casino                                                           -      51,396,000
 Rooms                                                            -         671,000
 Food and beverage                                                -       2,881,000
 Other                                                        155,000       686,000
 General and administrative                                   820,000     3,885,000
 Depreciation and amortization                                 31,000     3,752,000
                                                          -----------   -----------

  Total expenses                                            1,006,000    63,271,000
                                                          -----------   -----------

 Income from operations                                     1,143,000     4,893,000
                                                          -----------   -----------

Non-operating income (expenses):
 Interest income                                              232,000       427,000
 Interest expense                                          (4,101,000)   (9,445,000)
 Equity in earnings of Limited Partnership                    712,000       781,000
 Equity in earnings of GB Holdings, Inc.                      854,000           -
 Restructuring costs                                         (984,000)          -
 Gain on disposal of assets                                       -          17,000
                                                          -----------   -----------

  Total non-operating expense, net                         (3,287,000)   (8,220,000)
                                                          -----------   -----------

Loss before income taxes and extraordinary item            (2,144,000)   (3,327,000)
 Income tax provision                                         (43,000)      (35,000)
                                                          -----------   -----------

Loss before extraordinary item                             (2,187,000)   (3,362,000)
 Gain on early extinguishment of debt                             -         310,000
                                                          -----------   -----------

Net loss                                                  $(2,187,000)  $(3,052,000)
                                                          ===========   ===========


Basic and diluted net loss per common share:
 Loss before extraordinary item                                 $(.42)        $(.65)
 Extraordinary item                                               -             .06
                                                          -----------   -----------

Basic and diluted net loss                                      $(.42)        $(.59)
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

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                            ---------------------------
                                                                1998          1997
                                                            ------------  -------------
Revenues:
 Casino                                                     $       -     $120,153,000
 Rooms                                                              -        4,692,000
 Food and beverage                                                  -       16,377,000
 Computer services                                            2,024,000        518,000
 Other                                                        2,607,000      7,154,000
                                                            -----------   ------------

                                                              4,631,000    148,894,000
 Less - promotional allowances                                      -      (12,456,000)
                                                            -----------   ------------

  Net revenues                                                4,631,000    136,438,000
                                                            -----------   ------------

Expenses:
 Casino                                                             -      100,405,000
 Rooms                                                              -        1,267,000
 Food and beverage                                                  -        5,220,000
 Other                                                          289,000      1,297,000
 General and administrative                                   1,741,000      8,383,000
 Depreciation and amortization                                   59,000      7,719,000
                                                            -----------   ------------

  Total expenses                                              2,089,000    124,291,000
                                                            -----------   ------------

 Income from operations                                       2,542,000     12,147,000
                                                            -----------   ------------

Non-operating income (expenses):
 Interest income                                                470,000        654,000
 Interest expense                                            (8,190,000)   (19,181,000)
 Equity in earnings of Limited Partnership                    2,632,000        781,000
 Equity in earnings of GB Holdings, Inc.                      3,723,000            -
 Restructuring costs                                         (1,044,000)           -
 Gain on disposal of assets                                         -           24,000
                                                            -----------   ------------

  Total non-operating expense, net                           (2,409,000)   (17,722,000)
                                                            -----------   ------------

Income (loss) before income taxes and extraordinary item        133,000     (5,575,000)
 Income tax provision                                           (45,000)      (210,000)
                                                            -----------   ------------

Income (loss) before extraordinary item                          88,000     (5,785,000)
 Gain on early extinguishment of debt                               -          310,000
                                                            -----------   ------------

Net income (loss)                                           $    88,000   $ (5,475,000)
                                                            ===========   ============
Basic and diluted net income (loss) per common share:
 Income (loss) before extraordinary item                    $       .02   $      (1.12)
 Extraordinary item                                                 -              .06
                                                            -----------   ------------

Basic and diluted net income (loss)                         $       .02   $      (1.06)
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

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)
                                  (UNAUDITED)


                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                           --------------------------
                                                                1998         1997
                                                           ------------   -----------
OPERATING ACTIVITIES:
 Net income (loss)                                         $    88,000   $(5,475,000)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Gain on early extinguishment of debt                             -        (310,000)
  Depreciation and amortization, including
   accretion of debt discount                                2,352,000    11,472,000
  Gain on disposal of assets                                       -         (24,000)
  Provision for doubtful accounts                                  -       1,559,000
  Equity in earnings of Limited Partnership                 (2,632,000)     (781,000)
  Distributions received from Limited Partnership            3,089,000     2,101,000
  Equity in earnings of GB Holdings, Inc.                   (3,723,000)          -
  Deferred income tax benefit                                   (6,000)          -
  Increase in accounts receivable                              (90,000)     (292,000)
  Increase (decrease) in accounts payable and
   other accrued liabilities                                 5,915,000      (931,000)
  Net change in other current assets and liabilities        (1,132,000)   (1,561,000)
  Net change in other noncurrent assets and liabilities       (466,000)      (46,000)
                                                           -----------   -----------

     Net cash provided by operating activities               3,395,000     5,712,000
                                                           -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                           (50,000)   (1,312,000)
 Proceeds from disposal of assets                                  -          24,000
 Decrease in cash from sale of Limited Partnership                 -        (451,000)
 Collections on notes receivable                               297,000        78,000
 Obligatory investments                                            -      (1,333,000)
 Short-term investments                                            -       2,000,000
 Distributions from unconsolidated affiliate                       -         500,000
                                                           -----------   -----------

   Net cash provided by (used in) investing activities         247,000      (494,000)
                                                           -----------   -----------

FINANCING ACTIVITIES:
 Repayments on credit facilities                                   -      (2,000,000)
 Repayments of long-term debt                                  (26,000)   (2,243,000)
                                                           -----------   -----------

  Net cash used in financing activities                        (26,000)   (4,243,000)
                                                           -----------   -----------

  Net increase in cash and cash equivalents                  3,616,000       975,000
  Cash and cash equivalents at beginning of period           6,555,000    22,991,000
                                                           -----------   -----------

  Cash and cash equivalents at end of period               $10,171,000   $23,966,000
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

     Prior to December 31, 1996, Hollywood Casino Corporation ("HCC") owned approximately 80% of the outstanding common stock of GBCC. HCC distributed such stock to its shareholders; as a result, approximately 36% of GBCC's outstanding stock is owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 54% of HCC. HCC owns the Aurora Casino and the Tunica Casino.

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

     On January 5, 1998, GB Holdings, Inc. ("Holdings") , a wholly owned subsidiary of GBCC, together with its wholly owned subsidiaries, GB Property Funding Corp. ("GB Property Funding") and Greate Bay Hotel and Casino, Inc. ("GBHC"), filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expired on August 10, 1998. On August 10, 1998, the Bankruptcy Court granted an additional 90-day extension of the exclusivity period. The filings of such petitions constitute a default under the indenture for $85,000,000 principal amount of 11 5/8% senior notes due 2004 (the "PRT Funding Notes") issued by PRT Funding Corp., an indirect, wholly owned subsidiary of GBCC. Accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable.

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

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


   The accompanying consolidated financial statements include the operating activities and cash flows of GBCC and its wholly owned subsidiaries. As a result of the Chapter 11 filings discussed above, GBCC's control over the filing subsidiaries is subject to supervision of the Bankruptcy Court and GBCC does not expect to be in control of such subsidiaries after reorganization. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets and, effective for periods subsequent to December 31, 1997, the operations of Holdings and its subsidiaries are accounted for under the equity method of accounting (see Note 8). GBCC's negative investment in Holdings and its subsidiaries on the accompanying consolidated balance sheets reflects GBCC's investment under the equity method of accounting. All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates, including joint ventures, that are 50% or less owned are accounted for by the equity method.

   The accompanying consolidated financial statements have been prepared assuming that GBCC will continue as a going concern. As discussed above, certain affiliates of GBCC filed for Chapter 11 bankruptcy protection on January 5, 1998. The affiliate filings under Chapter 11 have resulted in a default under the indenture for the PRT Funding Notes; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. As a result of the Chapter 11 filings, GBHC filed a motion seeking to reject the Sands' management contract with New Jersey Management, Inc. ("NJMI"), a GBCC subsidiary. Although a substitute agreement was entered into by NJMI and GBHC, the fees paid to NJMI have been significantly reduced (see
Note 6). Pratt Casino Corporation ("PCC"), a wholly owned subsidiary of GBCC and guarantor of the PRT Funding Notes, does not have sufficient assets to satisfy the outstanding amounts applicable to the PRT Funding Notes and is currently involved in negotiations to restructure the notes with three bondholders who control approximately 98% of the note issue. PRT Funding has deferred payment of interest due April 15, 1998 pending the outcome of such negotiations. No assurance can be given that GBCC will be able to restructure its obligations. The default under the indenture for the PRT Funding Notes raises substantial doubt about GBCC's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     The consolidated financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 have been prepared by GBCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of June 30, 1998, and the results of its operations for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30, 1998 and 1997.

(2)  EARNINGS PER SHARE

     During 1997, GBCC adopted the provisions of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the calculation and disclosure of earnings per common share assuming no dilution (basic earnings per share) and earnings per common share assuming full dilution (diluted earnings per share). SFAS 128 requires the restatement of earnings per share for all prior years presented.

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

     For each of the three and six month periods ended June 30, 1998 and 1997, basic and diluted income (loss) per share were the same. The weighted average number of shares of common stock used in the calculation of both basic and diluted income (loss) per share was 5,186,627 for each of the three and six month periods ended June 30, 1998 and 1997. No common stock equivalents were outstanding during such periods.

(3)  SHORT-TERM CREDIT FACILITIES AND BORROWINGS FROM AFFILIATES

     GBCC and its subsidiaries had outstanding affiliate borrowings from HCC of $6,750,000 as of both June 30, 1998 and December 31, 1997. During the third quarter of 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996; such funds were loaned by GBCC to GBHC for working capital purposes on the same terms. In addition, a $250,000 loan from HCC with interest at the rate of 14% per annum payable semiannually was due on April 1, 1998; to date, such payment has not been made.

     GBHC made an advance to a GBCC subsidiary in the amount of $5,672,000. The GBCC subsidiary which received the advance is insolvent and GBCC has no obligation with respect to the advance. At June 30, 1998 and December 31, 1997, such advance, together with accrued interest in the amount of $4,446,000 and $3,978,000, respectively, has been reflected as an adjustment to GBCC's negative investment in Holdings on the accompanying consolidated balance sheets.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(4)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of GBCC's assets are pledged in connection with its long-term indebtedness. On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expired on August 10, 1998. On August 10, 1998, the Bankruptcy Court granted an additional 90-day extension of the exclusivity period. The filings of such petitions constitute a default under the indenture for the PRT Funding Notes. Accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated, is currently due and payable and is classified as current on the accompanying consolidated balance sheets.

                                                        JUNE 30,     DECEMBER 31,
                                                          1998           1997
                                                      -------------  -------------

 11 5/8% senior notes, due 2004 (a)                   $ 85,000,000   $ 85,000,000
 14 7/8% secured promissory note, due 2006, net of
   discount of $14,988,000 and $17,281,000,
   respectively (b)                                     32,615,000     30,321,000
 Other                                                     601,000        628,000
                                                      ------------   ------------

     Total indebtedness                                118,216,000    115,949,000
   Less - current maturities                           (85,057,000)   (85,055,000)
                                                      ------------   ------------

     Total long-term debt                             $ 33,159,000   $ 30,894,000
                                                      ============   ============


------------------
(a) On February 17, 1994, PRT Funding issued the PRT Funding Notes. Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of GBCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with respect to first mortgage debt obligations of GB Property Funding.

(b) On February 17, 1994, PPI Funding Corp., a newly formed subsidiary of GBCC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for the $38,779,000 principal amount of 15 1/2% unsecured notes (the "PCPI Notes") held by HCC and issued by PCPI Funding Corp., a subsidiary of GBCC. The PPI

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


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

     Scheduled payments of long-term debt as of June 30, 1998, exclusive of the PRT Funding Notes which are currently in default and accelerated, are set forth below:

       1998 (six months)    $    29,000
       1999                      59,000
       2008                      64,000
       2001                     450,000
       2002                         -
       Thereafter            47,602,000
                            -----------

        Total               $48,204,000
                            -----------

     Interest paid amounted to $21,000 and $15,175,000, respectively, during the six month periods ended June 30, 1998 and 1997.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(5)  INCOME TAXES

     Components of GBCC's provision for income taxes consist of the following:

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                           JUNE 30,                    JUNE 30,
                                  --------------------------  --------------------------
                                      1998          1997          1998          1997
                                  ------------  ------------  ------------  ------------

Federal income tax (provision)
 benefit:
 Current                          $   279,000   $ 4,525,000   $   565,000   $ 5,424,000
 Deferred                          (1,149,000)        5,000    (1,051,000)      (92,000)
State income tax (provision)
 benefit:
 Current                               27,000       (35,000)      431,000      (210,000)
 Deferred                               1,000           -           6,000           -
Valuation allowance                   799,000    (4,530,000)        4,000    (5,332,000)
                                  -----------   -----------   -----------   -----------

                                  $   (43,000)  $   (35,000)  $   (45,000)  $  (210,000)
                                  ===========   ===========   ===========   ===========

     GBCC paid federal income taxes in the amount of $269,000 during the six months ended June 30, 1998; no federal taxes were paid during the six month period ended June 30, 1997. GBCC paid state income taxes totaling $110,000 and $85,000 during the six month periods ended June 30, 1998 and 1997, respectively.

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

     At June 30, 1998, GBCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $30 million for federal income tax purposes, which do not begin to expire until the year 2005. Additionally, GBCC and its subsidiaries have various tax credits available totaling approximately $2.3 million, most of which expire by the year 2004. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's, credit carryforwards and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years and the tax loss sustained in 1998 to date, management is unable to determine that realization of such asset is more likely than not and, thus, has

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


provided a valuation allowance for substantially all of the deferred tax asset for all periods presented. The remaining deferred tax asset represents state timing differences expected to be to be utilized.

     As described in Note 9, GBHC has filed an action to enjoin GBCC from using the tax NOL's of GBHC. If GBCC and its subsidiaries are precluded from using the NOL's and therefore are precluded from filing a consolidated federal income tax return for 1997 and subsequent years, certain GBCC subsidiaries may owe federal income taxes for 1997 and 1998 on a separate company basis. These companies may not have the resources available to satisfy such tax liabilities and, consequently, as a result of certain intercompany obligations, GBCC may be forced to seek protection under Chapter 11 of the Bankruptcy Code.

     GBCC has also been advised by HCC, its former parent, that a revised tax treatment with respect to the distribution of GBCC stock owned by HCC to HCC's shareholders on December 31, 1996 may be necessary. Such revision could significantly reduce the amount of NOL's available to GBCC and its subsidiaries as of January 1, 1997 (approximately $66 million). The amount of such reduction, if any, can not reasonably be estimated at this time.

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

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     The components of the net deferred tax asset were as follows:

                                            JUNE 30,     DECEMBER 31,
                                              1998           1997
                                          -------------  -------------

Deferred tax assets:
 Net operating loss carryforwards         $ 10,434,000   $  9,388,000
 Forgiveness of affiliate debt               9,438,000      9,438,000
 Allowance for doubtful accounts               195,000         85,000
 Alternative minimum tax credit                270,000        270,000
 Investment and jobs tax credits             2,339,000      3,378,000
 Investment in consolidated subsidiary       4,428,000      4,428,000
 Equity losses of unconsolidated
  subsidiaries and joint ventures               85,000         85,000
 Other liabilities and accruals                255,000        298,000
 Deferred financing costs                      828,000        899,000
 Other                                          11,000         12,000
                                          ------------   ------------

Deferred tax asset                          28,283,000     28,281,000
Valuation allowance                        (28,277,000)   (28,281,000)
                                          ------------   ------------

                                          $      6,000   $        -
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

     HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount ($7,597,000 discounted value) of PPI Funding Notes (see Note 4) and $350,000 of accrued interest due from GBCC to PPI Corporation in exchange for the general partnership interest in PML. The $3,800,000 note is payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. Interest income on the note from HCC amounted to $113,000 and $229,000, respectively, during the three and six month periods ended June 30, 1998. Accrued interest

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


receivable of $36,000 and $41,000, respectively, is included in amounts due from affiliates on the accompanying consolidated balance sheets at June 30, 1998 and December 31, 1997.

   Prior to May 1, 1998, New Jersey Management, Inc. ("NJMI"), a wholly owned subsidiary of GBCC, was responsible for the operations of the Sands under a management agreement with GBHC. NJMI was entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the existing management agreement with NJMI. A substitute agreement (the "Interim Agreement") was entered into on June 27, 1998 and was approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, effective as of May 1, 1998 and terminating on September 28, 1998 unless extended by mutual agreement, NJMI continues to provide certain agreed upon services to GBHC at a monthly fee of $165,000 of which $122,000 will be paid on a monthly basis in arrears and the remaining $43,000 will be deferred and paid upon confirmation of GBHC's plan of reorganization by the Bankruptcy Court.

   Fees earned by NJMI under the management agreement and Interim Agreement amounted to $744,000 and $1,910,000, respectively, during the three and six month periods ended June 30, 1998. Management fees receivable from the Sands at June 30, 1998 and December 31, 1997 amounted to $497,000 and $34,000, respectively. Of the amount receivable at June 30, 1998, $145,000 is included in noncurrent due from affiliates on the accompanying consolidated balance sheet and is subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court.

   Pursuant to a ten-year consulting agreement with Hollywood Casino - Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino, a subsidiary of GBCC receives monthly consulting fees of $100,000. Such fees amounted to $300,000 for each of the three month periods ended June 30, 1998 and 1997 and $600,000 for each of the six month periods ended June 30, 1998 and 1997.

   HCC allocates certain general and administrative costs to GBCC and its subsidiaries pursuant to a services agreement. Net allocated costs charged to GBCC and its subsidiaries by HCC amounted to $275,000 and $277,000, respectively, during the three month periods ended June 30, 1998 and 1997 and $571,000 and $963,000, respectively, for the six month periods ended June 30, 1998 and 1997. In connection with such charges, payables in the amount of $80,000 and $156,000, respectively, are included in accounts payable on the accompanying consolidated balance sheets at June 30, 1998 and December 31, 1997.

   Advanced Casino Systems Corporation ("ACSC"), a GBCC subsidiary, provides computer, marketing and other administrative services to GBHC and to HCC and its subsidiaries. Computer services provided include hardware, software and operator support and, for the most part, such services are billed by ACSC at its direct cost plus expenses incurred. ACSC and HCT entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999 to provide such services and to license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also pays ACSC a fixed license fee of $33,600 per month. Unpaid charges included in due from affiliates on the accompanying consolidated balance sheets at June 30, 1998 and December 31, 1997 amounted to $282,000 and $78,000, respectively. ACSC's billings for such services are set forth below:

                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                          JUNE 30,             JUNE 30,
                                     ------------------   -------------------
                                        1998     1997       1998       1997
                                     --------- --------   ---------  --------
GBHC                                 $121,000  $158,000   $270,000   $297,000
HCC and its subsidiaries              358,000   157,000    662,000    324,000

  Many of the marketing and administrative services now provided by ACSC were previously provided to HCC and its subsidiaries by GBHC. Such charges amounted to $253,000 and $521,000, respectively, during the three and six month periods ended June 30, 1997.

 Interest expense with respect to borrowings from HCC is set forth below:

                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                         JUNE 30,                    JUNE 30,
                                  ----------------------  ----------------------------
                                     1998        1997        1998           1997
                                  ----------  ----------  ----------  ----------------
PPI Funding Notes held by HCC
  (Note 4)                        $1,151,000  $1,772,000  $2,293,000        $3,753,000
Short-term borrowings (Note 3)       235,000     235,000     467,000           502,000

   During 1994, a GBCC subsidiary issued $40,524,000 discounted principal amount of PPI Funding Notes in exchange for the PCPI Notes held by HCC (see Note 4). Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balances at June 30, 1998 and December 31, 1997.

   Interest accrued on short-term borrowings at June 30, 1998 and December 31, 1997 amounting to $1,306,000 and $839,000, respectively, is included in interest payable on the accompanying consolidated balance sheets.

   GBHC issued a promissory note in the amount of $10,000,000 on February 17, 1994 to PRT Funding. Such note accrues interest at the rate of 14 5/8% per annum and is payable semiannually commencing on August 17, 1994. The principal amount of the note is due on February 17, 2005. During the first quarter of 1997, GBHC also borrowed $5,000,000 from PCC for working capital purposes. Such borrowing accrues interest at the rate of 14 5/8% per annum payable semiannually commencing July 15, 1997. Prior to December 31, 1997, such note and related interest were eliminated in consolidation. As a result of (i) GBHC no longer being included as a consolidated subsidiary and (ii) GBHC's filing under Chapter 11 making prospects for ultimate collection doubtful, the notes, together with accrued interest receivable aggregating $3,482,000 and $3,458,000, respectively, have been reflected as an adjustment to

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


GBCC's negative investment in Holdings on the accompanying consolidated balance sheets at June 30, 1998 and December 31, 1997.

     During the third quarter of 1996, GBCC loaned $6,500,000 to GBHC for working capital purposes. Such advance accrues interest at the rate of 13 3/4% per annum, payable quarterly commencing October 1, 1996. An additional $1,500,000 was loaned to GBHC during the first quarter of 1997 on the same terms. Repayment of such advances and the payment of the related interest are subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court and to approval by the New Jersey Casino Control Commission. Prior to December 31, 1997, such notes and the related interest were eliminated in consolidation. For the same reasons cited in the previous paragraph, the advances to GBHC of $8,000,000, together with the related interest receivable of $1,509,000 and $1,496,000, respectively, have been reflected as an adjustment to GBCC's negative investment in Holdings on the accompanying consolidated balance sheets at June 30, 1998 and December 31, 1997.

(7)  INVESTMENT IN PRATT MANAGEMENT, L.P.

     Effective as of April 1, 1997, HCC acquired the general partnership interest in PML (see Notes 1 and 6) from PPI Corporation. PML earns management fees from the Aurora Casino and incurs operating and other expenses with respect to its management thereof. The general partner receives 99% of the first $84,000 of net income earned by the partnership each month and 1% of any income earned above such amount. PML earned management fees amounting to $1,279,000 and $1,445,000, respectively, during the three month periods ended June 30, 1998 and 1997 and $3,825,000 and $4,172,000, respectively, during the six month periods ended June 30, 1998 and 1997. PML also incurred operating and other expenses amounting to $309,000 and $407,000, respectively, during the three month periods ended June 30, 1998 and 1997 and $666,000 and $867,000, respectively, during the six month periods ended June 30, 1998 and 1997.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(8)  EQUITY IN EARNINGS OF GB HOLDINGS, INC.

     As discussed in Note 1, the operations of Holdings and its subsidiaries are accounted for under the equity method of accounting for periods subsequent to December 31, 1997. Due to the significance of Holdings' operations, summarized consolidated results of operations of Holdings and its subsidiaries are set forth below:

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30, 1998       JUNE 30, 1998
                                          -------------------  -----------------

Net revenues                                     $58,453,000       $114,066,000
                                                 -----------       ------------

Departmental expenses                             50,214,000         95,499,000
General and administrative expenses                3,134,000          7,115,000
Depreciation and amortization                      2,926,000          5,825,000
                                                 -----------       ------------

   Total operating expenses                       56,274,000        108,439,000
                                                 -----------       ------------

Income from operations                             2,179,000          5,627,000
                                                 -----------       ------------

Interest, net                                        405,000            899,000
Gain on disposal of assets                               -               28,000
                                                 -----------       ------------

   Total non-operating income                        405,000            927,000
                                                 -----------       ------------

Income before taxes and other item                 2,584,000          6,554,000
Income tax provision                                     -                  -
                                                 -----------       ------------

Income before other items                          2,584,000          6,554,000
Reorganization and other related costs            (1,730,000)        (2,831,000)
                                                 -----------       ------------

Net income                                       $   854,000       $  3,723,000
                                                 ===========       ============

(9)  LITIGATION

     SUBSIDIARY CHAPTER 11 FILINGS AND RELATED LITIGATION-

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expired on August 10, 1998. On August 10, 1998, the Bankruptcy Court granted an additional 90-day extension of the exclusivity period.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


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

     On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the management agreement with NJMI (see Note 6). The Interim Agreement was entered into and approved by the Bankruptcy Court on July 7, 1998. The motion to reject the management agreement is scheduled for hearing on September 28, 1998.

     On July 27, 1998, GBHC filed an action in the Bankruptcy Court against GBCC, certain affiliates of GBCC and Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt as directors of GBCC and former directors of GBHC (collectively, the "GBCC Parties"), alleging, among other things, usurpation of corporate opportunities of GBHC and breach of fiduciary duty with respect to GBHC in connection with the acquisition of certain land parcels in Atlantic City, New Jersey. The action seeks, among other things, to enjoin the GBCC Parties from transferring the land parcels to third parties and to require that the land parcels be conveyed to GBHC. The action also seeks to enjoin GBCC from using the tax NOL's of GBHC (see Note 5). The Bankruptcy Court set a hearing date of October 7, 1998 with the understanding that the land parcels will not be transferred by the GBCC Parties prior to such hearing and reserved August 24, 1998 to consider an interim request for relief with respect to the NOL's unless sooner resolved by the parties. The GBCC Parties believe that GBHC's claims are without merit and intend to defend their position vigorously.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)



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

(10)  RECLASSIFICATIONS

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

     GBCC, PPI Corporation and their direct subsidiaries have provided management personnel for GBCC's non-casino hotel operations, including its joint ventures, in the United States and Puerto Rico. GBCC completed its planned exit from these operations in 1997. ACSC, a PPI Corporation subsidiary, licenses casino information technology systems to the Sands, to HCC's casino facilities and to non-affiliated casino companies. Income from operations provided by ACSC during the three and six month periods ended June 30, 1998 amounted to $318,000 and $715,000, respectively, increasing from negligible amounts during the corresponding periods in 1997. Such increases have been generated by new contracts with third party gaming companies to provide and install ACSC's slot monitoring systems.

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

     As a consequence of the Chapter 11 filings by Holdings, GB Property Funding and GBHC on January 5, 1998, PRT Funding is in default on the $85 million principal amount of PRT Funding Notes which, together with accrued interest, accelerated and became immediately due and payable. The bankruptcy filing of GBHC also permitted it to reject the Sands Management Agreement, an important source of funds for debt service on the PRT Funding Notes. Management of GBHC requested modification to the fee arrangement under the Sands management agreement and has reserved its right to reject the agreement. A modified agreement was entered into effective May 1, 1998 and expiring on September 28, 1998 unless extended by mutual agreement which reduces the monthly fee to $165,000 compared to an average monthly fee of $532,000 during the same period in 1997. PCC does not have the financial resources or the capacity to borrow sufficient cash to satisfy the $85 million principal amount of the PRT Funding Notes which have accelerated. Consequently, PCC, as guarantor of the PRT Funding Notes, is

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


involved in negotiations to restructure the notes with three bondholders who control approximately 98% of the note issue. PRT Funding has deferred payment of interest due April 15, 1998 pending the outcome of such negotiations. There can be no assurance at this time that such negotiations will result in restructuring of its obligations.

     As described in Note 9 in the accompanying Notes to Consolidated Financial Statements, GBHC has filed an action to enjoin GBCC from using the tax NOL's of GBHC. If GBCC and its subsidiaries are precluded from using the NOL's and therefore are precluded from filing a consolidated federal income tax return for 1997 and subsequent years, certain GBCC subsidiaries may owe federal income taxes for 1997 and 1998 on a separate company basis. These companies may not have the resources available to satisfy such tax liabilities and, consequently, as a result of certain intercompany obligations, GBCC may be forced to seek protection under Chapter 11 of the Bankruptcy Code. Accordingly, there is substantial doubt about the ability of GBCC to continue as a going concern.

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

     As a result of the filings, the Sands has sufficient cash flow to continue normal operations while it seeks to develop a plan of reorganization for submission to its creditors and the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expired on August 10, 1998. On August 10, 1998, the Bankruptcy Court granted an additional 90-day extension of the exclusivity period. Capital expenditures, other than normal recurring capital expenditures in the ordinary course of business, will require prior approval of the Bankruptcy Court. The Bankruptcy Court has approved a $13.6 million, two-year capital expenditure program including $7.1 million for rooms renovations and $6.5 million for the replacement of slot machines. There can be no assurance at this time that GBHC's plan of reorganization, when submitted, will be accepted by its creditors or the Bankruptcy Court. In any event, it is not anticipated that PCC will retain a substantial equity position in Holdings as a result of a reorganization and, accordingly, it is not anticipated that the Holdings group will contribute significantly to the future cash flows of the GBCC consolidated group.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


     FINANCING ACTIVITIES

     During 1994, GBCC issued $40.5 million discounted principal amount of deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38.8 million principal amount of 15 1/2% notes issued by another GBCC subsidiary and held by HCC. Effective as of April 1, 1997, HCC acquired from PPI Corporation the general partnership interest in the limited partnership which holds the Aurora Management contract. The acquisition price for the general partnership interest included a note in the amount of $3.8 million and the assignment of $7.6 million discounted amount of the PPI Funding Notes to PPI Corporation. Annual principal and interest payments by HCC on the $3.8 million note approximate the general partner's share of annual partnership distributions which are now being made to HCC. During 1997, HCC forgave $23.6 million discounted principal amount of the PPI Funding Notes. The remaining PPI Funding Notes have a maturity value of $47,603,000. Payment of interest on the PPI Funding Notes is deferred through February 17, 2001 at which time interest will become payable semiannually with the unpaid balance due on February 17, 2006.

     During the third quarter of 1996, GBCC borrowed $6.5 million from HCC which accrues interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. GBCC loaned such funds to GBHC on similar terms.

     CAPITAL EXPENDITURES AND OTHER INVESTMENTS

     Property and equipment additions during the six month period ended June 30, 1998 totaled $50,000; management anticipates that capital expenditures during the remainder of 1998, consisting only of ongoing equipment replacements and enhancements, will not be significant.

RESULTS OF OPERATIONS

     GENERAL

     On January 5, 1998, Holdings, GB Property Funding, and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of these filings, GBCC's control over the filing subsidiaries is subject to the supervision of the Bankruptcy Court and GBCC does not expect to be in control of such subsidiaries after reorganization. Accordingly, the accompanying consolidated statements of operations for the three and six month periods ended June 30, 1998 reflect the operations of the filing subsidiaries under the equity method of accounting. For the three and six month periods ended June 30, 1997, however, the accompanying consolidated statements of operations include the operations of Holdings and its subsidiaries on a consolidated basis.

     Prior to April 1, 1997, GBCC controlled both the general and limited partnership interests in Pratt Management L.P. ("PML"), the entity which holds the management contract on the Aurora Casino. Accordingly, the operations of PML were consolidated with GBCC on the accompanying consolidated statement of operations for the first quarter of 1997. As discussed in Note 6 to the consolidated financial

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


statements, HCC acquired the general partnership interest in PML from a subsidiary of GBCC effective April 1, 1997. From that date forward, GBCC holds only the limited partnership interest in PML, which is presented under the equity method of accounting on the accompanying consolidated statements of operations for the three and six month periods ended June 30, 1998 and for the three month period ended June 30, 1997.

     The following table sets forth GBCC's proforma results of operations for the three and six month periods ended June 30, 1997, exclusive of Holdings and its subsidiaries and PML ("the GBCC Group"), on a basis comparable to the 1998 presentations.


                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  JUNE 30,                         JUNE 30,
                                    ------------------- ------------------ ------------- ---------------
                                           1998            PROFORMA 1997        1998      PROFORMA 1997
                                    -------------------  -----------------  ------------  --------------

Revenues                                   $ 2,149,000        $ 2,180,000   $ 4,631,000     $ 5,835,000
                                           -----------        -----------   -----------     -----------

Expenses:
 General and administrative                    820,000            729,000     1,741,000       1,454,000
 Other operating expenses                      155,000             70,000       289,000         152,000
 Depreciation and
  amortization                                  31,000             93,000        59,000         186,000
                                           -----------        -----------   -----------     -----------

  Total expenses                             1,006,000            892,000     2,089,000       1,792,000
                                           -----------        -----------   -----------     -----------

Income from operations                       1,143,000          1,288,000     2,542,000       4,043,000
                                           -----------        -----------   -----------     -----------

Non-operating income (expenses):
 Interest income                               232,000          1,034,000       470,000       1,901,000
 Interest expense                           (4,101,000)        (4,679,000)   (8,190,000)     (9,566,000)
 Equity in earnings of Limited
  Partnership                                  712,000            781,000     2,632,000       3,048,000
 Equity in earnings (losses) of
  GB Holdings, Inc.                            854,000         (1,441,000)    3,723,000      (4,702,000)
 Restructuring costs                          (984,000)               -      (1,044,000)            -
                                           -----------        -----------   -----------     -----------

Total non-operating expense,
 net                                        (3,287,000)        (4,305,000)   (2,409,000)     (9,319,000)
                                           -----------        -----------   -----------     -----------

(Loss) income before income
 taxes                                      (2,144,000)        (3,017,000)      133,000      (5,276,000)
Income tax provision                           (43,000)           (35,000)      (45,000)       (199,000)
                                           -----------        -----------   -----------     -----------

Net (loss) income                          $(2,187,000)       $(3,052,000)  $    88,000     $(5,475,000)
                                           ===========        ===========   ===========     ===========

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


     REVENUES

     Revenues of the GBCC Group decreased $31,000 (1.4%) and $1.2 million (20.6%), respectively, during the three and six month periods ended June 30, 1998 compared to the prior year periods. Revenues at ACSC, a member of the GBCC Group that provides computer hardware and software to the gaming industry, increased $820,000 and $1.5 million, respectively, during the three and six month periods ended June 30, 1998 compared to the same periods of 1997. These revenue increases were offset, however, by decreases of $92,000 and $1.9 million, respectively, in management and termination fees earned by GBCC with respect to a hotel/casino it managed in San Juan, Puerto Rico. Also, as discussed in Note 6 to the consolidated financial statements, management fees earned by NJMI under the NJMI management contract with the Sands decreased $753,000 and $892,000, respectively, during the three and six month periods ended June 30, 1998 compared to the 1997 periods. Such decreases are due to a revised fee arrangement that provides for a fixed fee of $165,000 per month. The original management agreement provided for significantly higher fees which were based on revenues and gross operating profits at the Sands.

     GENERAL AND ADMINISTRATIVE EXPENSES

     The GBCC Group's general and administrative expenses increased by $91,000 (12.5%) and $287,000 (19.7%), respectively, during the three and six month periods ended June 30, 1998 compared to the 1997 periods. Such increases result primarily from the provision of reserves for collectability with respect to certain receivables from GBHC.

     OTHER EXPENSES

     Other expenses increased by $85,000 (121.4%) and $137,000 (90.1%), respectively, during the three and six month periods in 1998 compared to the same periods in 1997 primarily as a result of additional costs associated with ACSC's increased revenues. Such costs amounted to $152,000 and $282,000, respectively, for the three and six month periods ended June 30, 1998 compared to $79,000 and $192,000, respectively, for the same periods in 1997.

     DEPRECIATION AND AMORTIZATION

     The GBCC Group's depreciation and amortization expense decreased by $62,000 (66.7%) and $127,000 (68.3%), respectively, during the three and six month periods ended June 30, 1998 compared to the same periods of 1997. As a result of the default under the indenture for the PRT Funding Notes, all deferred financing costs were written off at December 31, 1997. The resulting $90,000 and $179,000 decreases in amortization expense, respectively, were partially offset by $28,000 and $52,000 increases in depreciation expense, respectively, due to an increase in ACSC's depreciable assets.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


     INTEREST

     Interest income for the GBCC Group decreased $802,000 (77.6%) and $1.4 million (75.3%), respectively, during the three and six month periods ended June 30, 1998 compared to the same periods of 1997. All interest income earned by the GBCC Group on loans and advances to Holdings and its subsidiaries for periods subsequent to the January 5, 1998 bankruptcy filings is being reserved. Interest expense declined $578,000 (12.4%) and $1.4 million (14.4%), respectively, during the 1998 periods compared to the prior year primarily due to HCC's forgiveness of $23.6 million discounted value of PPI Funding Notes at December 31, 1997.

     EQUITY IN EARNINGS OF LIMITED PARTNERSHIP

     Effective February 17, 1994, PCC acquired the limited partnership interest in PML, a limited partnership which earns management fees from the operation of the Aurora Casino. The Agreement of Limited Partnership of PML provides for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner. The GBCC Group's equity in the earnings of PML decreased to $712,000 and $2.6 million, respectively, during the three and six month periods ended June 30, 1998 compared to $781,000 and $3 million, respectively, earned during the same periods of 1997. Such decreases reflect reduced management fees earned by PML due to a significant increase in gaming taxes imposed on the Aurora Casino's operations. Management fees are based, in part, on the operating results of the Aurora Casino.

     EQUITY IN EARNINGS OF GB HOLDINGS, INC.

     The GBCC Group's equity in the earnings of Holdings for the three and six month periods ended June 30, 1998 amounted to $854,000 and $3.7 million, respectively, compared to equity in losses of $1.4 million and $4.7 million, respectively, for the same periods of 1997. The significant improvement in earnings over the prior year period is primarily due to declines in interest expense which have more than offset reductions in income from operations and costs associated with the reorganization under Chapter 11.

     The Sands experienced decreases in operating income of $1.4 million (39.6%) and $168,000 (2.9%), respectively, during the 1998 periods compared to the 1997 periods. Such decreases reflect declines in net revenues of $9 million (13.4%) and $16.6 million (12.7%), respectively, for the three and six month periods partially offset by corresponding reductions in operating expenses of $7.6 million (11.9%) and $16.4 million (13.2%). The revenue decreases are a direct result of significant declines in total gross wagering at the Sands due to increased competition in the Atlantic City market, the reduction of promotional marketing activities in an effort to control costs and the negative publicity resulting from GBHC's filing under Chapter 11. The declines in operating expenses are attributable to decreased patron volume as well as to management's efforts to eliminate certain marginally effective marketing programs and create operating efficiencies. Reorganization and other related costs attributable to the Chapter 11

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


filing amounted to $1.7 million and $2.8 million, respectively, during the three and six month periods ended June 30, 1998.

     Holdings' interest expense decreased by $5.8 million and $11.4 million, respectively, during the 1998 three and six month periods compared to the corresponding 1997 periods. As a result of the filing, the accrual of interest expense on Holdings' debt obligations has been suspended. Had the contractual interest expense ($5.8 million and $11.6 million, respectively) been accrued, the GBCC Group would have reported equity in losses for the three and six month periods ended June 30, 1998 amounting to $4.9 million and $7.6 million, respectively.

     RESTRUCTURING COSTS

     The three and six month period increases result from $984,000 and $1 million, respectively, in professional fees and other corporate overhead costs associated with the default of the PRT Funding Notes and efforts to restructure the obligations. Management believes that such reorganization costs will continue in the near term pending the outcome of restructuring discussions.

     INCOME TAX PROVISION

     As of June 30, 1998, GBCC and its subsidiaries have tax net operating loss carryforwards ("NOL's") totaling approximately $30 million, which do not begin to expire until the year 2005. Additionally, GBCC and its subsidiaries have various tax credits available totaling approximately $2.3 million, most of which expire by the year 2004. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" requires that the tax benefit of such NOL's, credit carryforwards and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that utilization of such NOL's is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years and the tax loss sustained in 1998 to date, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for substantially all of the deferred tax asset at June 30, 1998. The remaining deferred tax asset represents state timing differences expected to be utilized.

     As described in Note 9 in the accompanying Notes to Consolidated Financial Statements, GBHC has filed an action to enjoin GBCC from using the tax NOL's of GBHC. If an automatic stay or preliminary injunction is granted by the Bankruptcy Court, GBCC and its subsidiaries could effectively be precluded from filing a consolidated federal income tax return for 1997 and subsequent years. Accordingly, certain GBCC subsidiaries may owe federal income taxes for 1997 and 1998 on a separate company basis. Such companies do not have the resources available to satisfy such obligations and, consequently, GBCC may be forced to seek protection under Chapter 11 of the Bankruptcy Code.

     GBCC has also been advised by HCC, its former parent, that a revised tax treatment with respect to the distribution of GBCC stock owned by HCC to HCC's shareholders on December 31, 1996 may be necessary. Such revision could significantly reduce the amount of NOL's available to GBCC and its

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


subsidiaries as of January 1, 1997 (approximately $66 million). The amount of such reduction, if any, can not reasonably be estimated at this time.

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

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On May 11, 1998 the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expired on August 10, 1998. On August 10, 1998, the Bankruptcy Court granted an additional 90-day extension of the exclusivity period.

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

     On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject its existing management agreement with NJMI. A substitute agreement (the "Interim Agreement") was entered into and approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, effective May 1, 1998 and terminating on September 28, 1998 unless extended by mutual agreement, NJMI continues to provide certain agreed upon services to GBHC at a reduced monthly fee. The motion to reject the management agreement is scheduled for hearing on September 28, 1998.

     On July 27, 1998, GBHC filed an action in the Bankruptcy Court against GBCC, certain affiliates of GBCC and Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt as directors of GBCC and former directors of GBHC (collectively, the "GBCC Parties"), alleging, among other things, usurpation of corporate opportunities of GBHC and breach of fiduciary duty with respect to GBHC in connection with the acquisition of certain land parcels in Atlantic City, New Jersey. The action seeks, among other things, to enjoin the GBCC Parties from transferring the land parcels to third parties and to require that the land parcels be conveyed to GBHC. The action also seeks to enjoin GBCC from using the tax net operating loss carryforwards ("NOL's") of GBHC. The Bankruptcy Court set a hearing date of October 7, 1998 with the understanding that the land parcels will not be transferred by the GBCC Parties prior to such hearing and reserved August 24, 1998 to consider an interim request for relief with respect to the NOL's unless sooner resolved by the parties. The GBCC Parties believe that GBHC's claims are without merit and intend to defend their position vigorously.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     As a result of the filings discussed in Item 1. above, $182,500,000 principal amount of 10 7/8% First Mortgage Notes issued by GB Property Funding are in default. Principal payments of $2,500,000 each due on January 15, 1998 and July 15, 1998 were not made. The accrual of interest on the 10 7/8% First Mortgage Notes for periods subsequent to the filings has been suspended; such interest on a contractual basis amounts to $21,667,000 as of August 17, 1998.

     The default on the 10 7/8% First Mortgage Notes also resulted in a default under the indenture for the $85,000,000 11 5/8% Unsecured Senior Notes issued by PRT Funding Corp. and guaranteed by Pratt Casino Corporation. Accordingly, the maturity of the PRT Funding Notes has accelerated. Interest due on such notes amounts to $8,289,000 as of August 17, 1998.

ITEM 6.(a) - EXHIBITS

*10.1 Agreement by and among GBHC, Holdings, GB Property Funding and Advanced Casino Systems International, Inc. ("ACSI"), on the one hand, and GBCC, NJMI, PCC, PRT Funding Corp., PPI Corporation, ACSC and HCC, on the other, dated June 27, 1998. (Exhibit 10.1)

*10.2 Software License Agreement by and between ACSC, ACSI, Computer Management Systems International, Inc. and GBHC dated June 27, 1998. (Exhibit 10.2)
_____________________
* Incorporated by reference from the exhibit shown in parenthesis filed in PRT Funding's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

ITEM 6.(b) - REPORTS ON FORM 8-K

       The Registrants did not file any reports on Form 8-K during the quarter ended June 30, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GREATE BAY CASINO CORPORATION



Date:  August 17, 1998         By: /s/      John C. Hull
       -----------------          ---------------------------------
                                            John C. Hull
                                      Chief Executive Officer