Form 10-Q
period 1998-09-30
GREATE BAY CASINO CORP
filed 1998-11-23
CIK 30117

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 1998
                                 ------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the transition period from                 to
Commission file number   1-6339
                       --------


                         GREATE BAY CASINO CORPORATION
                         -----------------------------
            (Exact name of Registrant as specified in its charter)
            ------------------------------------------------------


                DELAWARE                                75-1295630
      -------------------------------               -------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)


  C/O ADVANCED CASINO SYSTEMS CORPORATION
       200 DECADON DRIVE, SUITE 100
      EGG HARBOR TOWNSHIP, NEW JERSEY                      08234
  ----------------------------------------               ----------
  (Address of principal executive offices)               (Zip Code)


(Registrant's telephone number, including area code)        (609) 441-0704
                                                            --------------

                               (NOT APPLICABLE)
                               ----------------
   (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES   X    NO
                                                -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS                            OUTSTANDING AT NOVEMBER 19, 1998
            -----                            --------------------------------
  Common Stock, $.10 par value                      5,186,627 shares

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
-----------------------------

INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------

     Greate Bay Casino Corporation, a Delaware corporation, and its subsidiaries ("GBCC") are engaged in the operation and management of casino properties. GBCC's principal operations consist of ownership of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and management and consulting contracts with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica County, Mississippi (the "Tunica Casino"). GBCC's common stock is listed on the OTC Bulletin Board Service under the symbol "GEAAQ". Prior to December 31, 1996, Hollywood Casino Corporation ("HCC", a Delaware corporation) owned approximately 80% of the outstanding common stock of GBCC. HCC distributed such stock to its shareholders; as a result, approximately 36% of GBCC's outstanding stock is owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 54% of HCC. HCC owns the Aurora Casino and the Tunica Casino.

     On January 5, 1998, Greate Bay Hotel and Casino, Inc. ("GBHC"), GB Holdings, Inc. ("Holdings") and GB Property Funding Corp. ("GB Property Funding"), all of which are indirect, wholly owned subsidiaries of GBCC, filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On both May 11 and August 10, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days. On November 9, 1998, the Bankruptcy Court granted an additional 60-day extension of the exclusivity period.

     The filings of such petitions constitute a default under the indenture for $85,000,000 principal amount of 11 5/8% senior notes due 2004 (the "PRT Funding Notes") issued by PRT Funding Corp., an indirect, wholly owned subsidiary of GBCC. Accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. Pratt Casino Corporation, an indirect, wholly owned subsidiary of GBCC and guarantor of the PRT Funding Notes, is currently involved in negotiations to restructure the notes with three bondholders who control in excess of 95% of the $85,000,000 note issue. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the notes continue.

     As a result of the Chapter 11 filings discussed above, GBCC's control over the filing subsidiaries is subject to supervision of the Bankruptcy Court and GBCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Furthermore, as the result of a settlement agreement reached by GBCC and Holdings during September 1998, GBCC no longer participates in the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets. As more fully explained in Note 1 of the Notes to Consolidated Financial Statements, during the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for by GBCC under the equity method of accounting. As a result of GBCC no longer controlling the operations of the Sands, the continued expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, GBCC's investment in Holdings and its subsidiaries as well as certain amounts due to Holdings were revalued to a zero basis effective on July 1, 1998. Accordingly, for periods subsequent to June 30, 1998, GBCC is accounting for its investment in Holdings under the cost method of accounting.

     The consolidated financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 have been prepared by GBCC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of September 30, 1998, the results of its operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (NOTE 1)
                                  (UNAUDITED)

                                    ASSETS


                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1998           1997
                                                    -------------   ------------

Current Assets:
 Cash and cash equivalents                           $13,371,000    $ 6,555,000
 Accounts receivable, net of allowances
  of $209,000 and $213,000, respectively                 202,000         61,000
 Inventories                                              94,000        164,000
 Due from affiliates                                   1,146,000        723,000
 Option payment                                                -      1,000,000
 Refundable deposits and other
  current assets                                         612,000        878,000
                                                     -----------    -----------

  Total current assets                                15,425,000      9,381,000
                                                     -----------    -----------

Investment in Limited Partnership                      2,953,000      2,256,000
                                                     -----------    -----------

Property and Equipment:
 Land                                                          -        864,000
 Operating equipment                                   1,403,000      1,317,000
                                                     -----------    -----------

                                                       1,403,000      2,181,000
 Less - accumulated depreciation
  and amortization                                    (1,061,000)      (971,000)
                                                     -----------    -----------

  Net property and equipment                             342,000      1,210,000
                                                     -----------    -----------

Other Assets:
 Due from affiliates, net of valuation allowances      2,551,000      2,897,000
 Other assets                                              9,000          8,000
                                                     -----------    -----------

  Total other assets                                   2,560,000      2,905,000
                                                     -----------    -----------

                                                     $21,280,000    $15,752,000
                                                     ===========    ===========


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (NOTE 1)
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                       1998            1997
                                                  -------------   -------------
Current Liabilities:
 Current maturities of long-term debt             $  85,000,000   $  85,055,000
 Borrowings from affiliate                            6,750,000      12,422,000
 Accounts payable                                     1,530,000         967,000
 Accrued liabilities -
  Salaries and wages                                    235,000         133,000
  Interest                                           11,012,000       6,875,000
  Insurance                                             135,000         128,000
  Other                                                  85,000          62,000
 Other current liabilities                              530,000         730,000
                                                  -------------   -------------

  Total current liabilities                         105,277,000     106,372,000
                                                  -------------   -------------

Investment in and Advances to GB Holdings, Inc.               -      20,996,000
                                                  -------------   -------------

Long-Term Debt                                       33,804,000      30,894,000
                                                  -------------   -------------

Other Noncurrent Liabilities                                  -         606,000
                                                  -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding               519,000         519,000
 Additional paid-in capital                          75,212,000      75,212,000
 Accumulated deficit                               (193,532,000)   (218,847,000)
                                                  -------------   -------------

  Total shareholders' deficit                      (117,801,000)   (143,116,000)
                                                  -------------   -------------

                                                  $  21,280,000   $  15,752,000
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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                       ------------------------
                                                         1998          1997
                                                       -----------  -----------
Revenues:
 Casino                                                $         -  $63,272,000
 Rooms                                                           -    2,713,000
 Food and beverage                                               -    9,043,000
 Computer services                                         747,000      157,000
 Other                                                     809,000    1,554,000
                                                       -----------  -----------

                                                         1,556,000   76,739,000
 Less - promotional allowances                                   -   (6,962,000)
                                                       -----------  -----------

  Net revenues                                           1,556,000   69,777,000
                                                       -----------  -----------

Expenses:
 Casino                                                          -   52,384,000
 Rooms                                                           -      630,000
 Food and beverage                                               -    3,105,000
 Other                                                      43,000      990,000
 General and administrative                              1,351,000    4,263,000
 Depreciation and amortization                              31,000    3,453,000
                                                       -----------  -----------

  Total expenses                                         1,425,000   64,825,000
                                                       -----------  -----------

 Income from operations                                    131,000    4,952,000
                                                       -----------  -----------

Non-operating income (expenses):
 Interest income                                           251,000      392,000
 Interest expense                                       (4,060,000)  (9,484,000)
 Equity in earnings of Limited Partnership               1,866,000    1,974,000
 Gain on elimination of investment in GB Holdings, Inc. 27,482,000            -
 Restructuring costs                                      (387,000)           -
 Gain on disposal of assets                                      -       22,000
                                                       -----------  -----------

  Total non-operating income (expense), net             25,152,000   (7,096,000)
                                                       -----------  -----------

Income (loss) before income taxes                       25,283,000   (2,144,000)
 Income tax provision                                      (56,000)    (131,000)
                                                       -----------  -----------

Net income (loss)                                      $25,227,000  $(2,275,000)
                                                       ===========  ===========

Basic and diluted net income (loss) per common share   $      4.86  $      (.43)
                                                       ===========  ===========


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
                                  (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                ----------------------------
                                                                    1998            1997
                                                                -------------   ------------
Revenues:
 Casino                                                         $          -    $183,425,000
 Rooms                                                                     -       7,405,000
 Food and beverage                                                         -      25,420,000
 Computer services                                                 2,771,000         675,000
 Other                                                             3,416,000       8,708,000
                                                                ------------    ------------

                                                                   6,187,000     225,633,000
 Less - promotional allowances                                             -     (19,418,000)
                                                                ------------    ------------

  Net revenues                                                     6,187,000     206,215,000
                                                                ------------    ------------

Expenses:
 Casino                                                                    -     152,789,000
 Rooms                                                                     -       1,897,000
 Food and beverage                                                         -       8,325,000
 Other                                                               332,000       2,287,000
 General and administrative                                        3,092,000      12,646,000
 Depreciation and amortization                                        90,000      11,172,000
                                                                ------------    ------------

  Total expenses                                                   3,514,000     189,116,000
                                                                ------------    ------------

 Income from operations                                            2,673,000      17,099,000
                                                                ------------    ------------

Non-operating income (expenses):
 Interest income                                                     721,000       1,046,000
 Interest expense                                                (12,250,000)    (28,665,000)
 Equity in earnings of Limited Partnership                         4,498,000       2,755,000
 Equity in earnings of and gain on elimination of
  investment in GB Holdings, Inc.                                 31,205,000               -
 Restructuring costs                                              (1,431,000)              -
 Gain on disposal of assets                                                -          46,000
                                                                ------------    ------------

  Total non-operating income (expense), net                       22,743,000     (24,818,000)
                                                                ------------    ------------

Income (loss) before income taxes and extraordinary item          25,416,000      (7,719,000)
 Income tax provision                                               (101,000)       (341,000)
                                                                ------------    ------------

Income (loss) before extraordinary item                           25,315,000      (8,060,000)
 Gain on early extinguishment of debt                                      -         310,000
                                                                ------------    ------------

Net income (loss)                                               $ 25,315,000    $ (7,750,000)
                                                                ============    ============

Basic and diluted net income (loss) per common share:
 Income (loss) before extraordinary item                        $       4.88    $      (1.55)
 Extraordinary item                                                        -             .06
                                                                ------------    ------------

Basic and diluted net income (loss)                             $       4.88    $      (1.49)
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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)
                                  (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                       -----------------------------
                                                                           1998             1997
                                                                       -----------       -----------
OPERATING ACTIVITIES:
 Net income (loss)                                                     $ 25,315,000      $(7,750,000)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Gain on early extinguishment of debt                                            -         (310,000)
  Depreciation and amortization, including
   accretion of debt discount                                             3,573,000       16,757,000
  Gain on disposal of assets                                                      -          (46,000)
  Provision for doubtful accounts                                                 -        2,265,000
  Equity in earnings of Limited Partnership                              (4,498,000)      (2,755,000)
  Distributions received from Limited Partnership                         3,801,000        2,882,000
  Equity in earnings of and gain on elimination of
   investment in GB Holdings, Inc.                                      (31,205,000)               -
  Deferred income tax benefit                                               (14,000)               -
  Increase in accounts receivable                                          (141,000)        (842,000)
  Increase (decrease) in accounts payable and
   other accrued liabilities                                              9,434,000       (2,821,000)
  Net change in other current assets and liabilities                       (507,000)      (2,438,000)
  Net change in other noncurrent assets and liabilities                    (810,000)          12,000
                                                                       ------------      -----------

     Net cash provided by operating activities                            4,948,000        4,954,000
                                                                       ------------      -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                        (86,000)      (2,124,000)
 Proceeds from disposal of assets                                         1,300,000           46,000
 Increase in cash from sale of subsidiary                                   245,000                -
 Decrease in cash from sale of Limited Partnership                                -         (451,000)
 Collections on notes receivable                                            445,000          206,000
 Obligatory investments                                                           -       (2,089,000)
 Short-term investments                                                           -        2,000,000
 Distributions from unconsolidated affiliate                                      -          500,000
                                                                       ------------      -----------

   Net cash provided by (used in) investing activities                    1,904,000       (1,912,000)
                                                                       ------------      -----------

FINANCING ACTIVITIES:
 Repayments on credit facilities                                                  -       (2,000,000)
 Repayments of long-term debt                                               (36,000)      (2,304,000)
                                                                       ------------      -----------

  Net cash used in financing activities                                     (36,000)      (4,304,000)
                                                                       ------------      -----------

  Net increase in cash and cash equivalents                               6,816,000       (1,262,000)
  Cash and cash equivalents at beginning of period                        6,555,000       22,991,000
                                                                       ------------      -----------

  Cash and cash equivalents at end of period                           $ 13,371,000      $21,729,000
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

     On January 5, 1998, GB Holdings, Inc. ("Holdings") , a wholly owned subsidiary of GBCC, together with its wholly owned subsidiaries, GB Property Funding Corp. ("GB Property Funding") and Greate Bay Hotel and Casino, Inc. ("GBHC"), filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On May 11 and August 10, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days. On November 9, 1998, the Bankruptcy Court granted an additional 60-day extension of the exclusivity period.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Except as noted in the following paragraph, the accompanying consolidated financial statements include the operating activities and cash flows of GBCC and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates, including joint ventures, that are 50% or less owned are accounted for by the equity method.

     As a result of the Chapter 11 filings discussed above, GBCC's control over the filing subsidiaries is subject to supervision of the Bankruptcy Court and GBCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Prior to July 7, 1998, New Jersey Management, Inc. ("NJMI"), a wholly owned subsidiary of GBCC, was responsible for the operations of the Sands under a management agreement with GBHC (see Note 6). On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the existing management agreement with NJMI. A substitute agreement (the "Interim Agreement") was entered into on June 27, 1998 and approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, NJMI continued to provide certain agreed upon services to GBHC until September 28, 1998. Furthermore, as the result of a settlement agreement reached by GBCC and Holdings (see Note 9) during September 1998, GBCC no longer controls the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets. GBCC's negative investment in Holdings and its subsidiaries on the accompanying consolidated balance sheet at December 31, 1997 reflects GBCC's investment under the equity method of accounting. During the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for under the equity method of accounting (see Note 8). As a result of GBCC no longer controlling the operations of the Sands, the continued expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, GBCC's investment in Holdings and its subsidiaries as well as certain amounts due to Holdings (see Note 3) were revalued to a zero basis effective on July 1, 1998. Accordingly, for periods subsequent to June 30, 1998, GBCC is accounting for its investment in Holdings under the cost method of accounting. The elimination of the investment in and amounts due to Holdings has resulted in a gain of $27,482,000 which has been combined with equity in the earnings of Holdings on the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 1998.

     The accompanying consolidated financial statements have been prepared assuming that GBCC will continue as a going concern. As discussed above, certain affiliates of GBCC filed for Chapter 11 bankruptcy protection on January 5, 1998. The affiliate filings under Chapter 11 have resulted in a default under the indenture for the PRT Funding Notes; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. As a result of the Chapter 11 filings, GBHC filed a motion seeking to reject the Sands' management contract with NJMI. The Interim Agreement entered into by NJMI and GBHC significantly reduced the fees paid to NJMI (see
Note 6). The motion to reject the management contract was granted by the Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement (see Note 9), GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract or the cancellation thereof. Pratt Casino Corporation ("PCC"), a wholly owned subsidiary of GBCC and guarantor of the PRT Funding Notes, does not have sufficient assets to satisfy the outstanding amounts applicable to the PRT Funding Notes and is currently involved in negotiations to restructure the notes with

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

three bondholders who control in excess of 95% of the note issue. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the notes continue. No assurance can be given that GBCC will be able to restructure its obligations. The default under the indenture for the PRT Funding Notes raises substantial doubt about GBCC's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

     The consolidated financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 have been prepared by GBCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of September 30, 1998, and the results of its operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

equivalents outstanding. All common stock equivalents are excluded from the calculation of diluted net loss per share for periods during which a loss was incurred because the effect of their inclusion would be antidilutive.

     For each of the three and nine month periods ended September 30, 1998 and 1997, basic and diluted income (loss) per share were the same. The weighted average number of shares of common stock used in the calculation of both basic and diluted income (loss) per share was 5,186,627 for each of the three and nine month periods ended September 30, 1998 and 1997. No common stock equivalents were outstanding during such periods.

(3)  SHORT-TERM CREDIT FACILITIES AND BORROWINGS FROM AFFILIATES

     GBCC and its subsidiaries had outstanding affiliate borrowings from HCC of $6,750,000 as of both September 30, 1998 and December 31, 1997. During the third quarter of 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996; such funds were loaned by GBCC to GBHC for working capital purposes on the same terms. On September 2, 1998, the working capital loans to GBHC were cancelled as part of a settlement agreement among GBCC and Holdings, together with certain of their subsidiaries, and HCC (see Note 9). In addition, a $250,000 loan from HCC with interest at the rate of 14% per annum payable semiannually was due on April 1, 1998; to date, such payment has not been made.

     GBHC made an advance to a GBCC subsidiary in the amount of $5,672,000. The GBCC subsidiary which received the advance is insolvent and GBCC has no obligation with respect to the advance. At December 31, 1997, the accompanying consolidated balance sheet reflects such advance in borrowings from affiliates and reflects accrued interest in the amount of $3,978,000 in interest payable.
A settlement agreement entered into by GBCC and GBHC during September 1998 (see
Note 9) provides, among other things, that GBHC preserves whatever rights of offset, if any, it might have with respect to such advance together with accrued interest thereon against $15,000,000 of subordinated loans made to GBHC by other GBCC subsidiaries (see Note 6). As GBHC's only recourse, if any, is against intercompany obligations already fully reserved by GBCC, the advance and accrued interest amounting to $4,602,000 have been eliminated from the consolidated balance sheet of GBCC and are included in the gain of $27,482,000 included on the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 1998 (see Note 1).

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

(4)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On both May 11 and August 10, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days. On November 9, 1998, the Bankruptcy Court granted an additional 60-day extension of the exclusivity period. The filings of such petitions constitute a default under the indenture for the PRT Funding Notes. Accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated, is currently due and payable and is classified as current on the accompanying consolidated balance sheets.

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                     ------------  ------------

 11 5/8% senior notes, due 2004 (a)                  $ 85,000,000  $ 85,000,000
 14 7/8% secured promissory note, due 2006, net of
   discount of $13,799,000 and $17,282,000,
   respectively (b)                                    33,804,000    30,321,000
 Other (Note 10)                                                -       628,000
                                                     ------------  ------------

     Total indebtedness                               118,804,000   115,949,000
   Less - current maturities                          (85,000,000)  (85,055,000)
                                                     ------------  ------------

     Total long-term debt                            $ 33,804,000  $ 30,894,000
                                                     ============  ============


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

     Scheduled payments of long-term debt as of September 30, 1998, exclusive of the PRT Funding Notes which are currently in default and accelerated, are $47,603,000 in 2006.

     Interest paid amounted to $29,000 and $25,138,000, respectively, during the nine month periods ended September 30, 1998 and 1997.

(5)  INCOME TAXES

     As previously disclosed in GBCC's quarterly report on Form 10-Q for the period ended June 30, 1998, the Company was advised by HCC, its former parent, that a revised tax treatment with respect to the distribution of GBCC stock owned by HCC to HCC's shareholders on December 31, 1996 might be necessary. HCC subsequently revised its tax treatment of the distribution which resulted in a reduction of the net operating loss carryforwards ("NOL's") available to GBCC for federal income tax purposes. In addition, the revised tax treatment resulted in adjustments to GBCC's deferred tax assets and liabilities as previously reported. The revised tax treatment had no effect on GBCC's assets, liabilities or operating results as reflected in its consolidated financial statements for any period presented as GBCC had provided valuation allowances to fully reserve its net deferred tax assets, including NOL's, for all such reporting periods. The effects on deferred taxes and on the valuation allowance resulting from the revised tax treatment have been included herein as adjustments during the three month period ended September 30, 1998.

     In connection with the revised tax treatment, GBCC has commenced litigation against its former independent accountants and tax advisors alleging negligent advice and breach of contract. The Company continues to work with its new outside advisors and consultants to review these tax issues.

     The impact of the revised tax treatment on state income taxes has not yet been determined; however, the effect, if any, on the consolidated financial statements of GBCC is not anticipated to be material.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Components of GBCC's provision for income taxes consist of the following:

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                              ----------------------------      ----------------------------
                                                 1998             1997              1998             1997
                                              -----------      -----------      -----------      -----------
Federal income tax (provision) benefit:
 Current                                      $ 3,900,000      $(4,310,000)     $ 4,465,000      $ 1,114,000
 Deferred                                      (6,645,000)       1,091,000       (7,696,000)         999,000
State income tax (provision) benefit:
 Current                                          (10,000)        (131,000)         421,000         (341,000)
 Deferred                                           7,000                -           13,000                -
Change in valuation allowance                   2,692,000        3,219,000        2,696,000       (2,113,000)
                                              -----------      -----------      -----------      -----------
                                              $   (56,000)     $  (131,000)     $  (101,000)     $  (341,000)
                                              ===========      ===========      ===========      ===========

     GBCC paid federal income taxes in the amount of $270,000 during the nine months ended September 30, 1998; no federal taxes were paid during the nine month period ended September 30, 1997. GBCC paid state income taxes totaling $160,000 and $124,000 during the nine month periods ended September 30, 1998 and 1997, respectively.

     Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the nondeductibility for income tax purposes of certain items, including meals and entertainment and certain other expenses.

     Deferred income taxes result primarily from differences in the bases of investments in subsidiaries and in outstanding obligations between financial and federal tax reporting purposes, from the use of the allowance method rather than the direct write-off method for doubtful accounts and from differences in the timing of income earned and deductions taken between tax and financial reporting purposes for deferred financing costs and other accruals.

     At September 30, 1998, GBCC and its subsidiaries have NOL's totaling approximately $47,700,000 for federal income tax purposes, which do not begin to expire until the year 2005. Additionally, GBCC and its subsidiaries have various tax and alternative minimum tax credits available totaling approximately $2,609,000, most of which expire by the year 2004. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's, credit carryforwards and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years and the tax loss sustained in 1998 to date, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

valuation allowance for substantially all of the deferred tax asset for all periods presented. The remaining deferred tax asset represents state timing differences expected to be utilized.

     The components of GBCC's net deferred tax asset, exclusive of Holdings and its subsidiaries' net deferred tax asset, are as follows:

                                          SEPTEMBER 30,   DECEMBER 31,
                                               1998           1997
                                          --------------  -------------
Deferred tax assets:
 Net operating loss carryforwards          $ 14,390,000   $  9,388,000
 Forgiveness of affiliate debt                        -      9,438,000
 Allowance for doubtful accounts              4,621,000         85,000
 Alternative minimum tax credit                 270,000        270,000
 Investment and jobs tax credits              2,339,000      3,378,000
 Investment in consolidated subsidiary        2,866,000      4,428,000
 Equity losses of unconsolidated
  subsidiaries and joint ventures                     -         85,000
 Other liabilities and accruals                 114,000        310,000
 Deferred financing costs                       792,000        899,000
 Basis in intercompany obligations              242,000              -
                                           ------------   ------------

Deferred tax asset                           25,634,000     28,281,000
Valuation allowance                         (25,585,000)   (28,281,000)
                                           ------------   ------------

                                           $     49,000   $          -
                                           ============   ============

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

     HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount ($7,597,000 discounted value) of PPI Funding Notes (see Note 4) and $350,000 of accrued interest due from GBCC to PPI Corporation in exchange for the general partnership interest in PML. The $3,800,000 note is payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. Interest income on the note from HCC amounted to $107,000 and $336,000, respectively, during the three and nine month periods ended September 30, 1998 and $129,000 and $260,000, respectively, during the three and nine month periods ended September 30, 1997. Accrued interest receivable of $35,000 and $41,000, respectively, is included in amounts due from affiliates on the accompanying consolidated balance sheets at September 30, 1998 and December 31, 1997.

     Prior to May 1, 1998, NJMI was responsible for the operations of the Sands under a management agreement with GBHC. NJMI was entitled to receive annually
(i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and
(ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the existing management agreement with NJMI. The Interim Agreement was entered into on June 27, 1998 and was approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, effective as of May 1, 1998 and terminating on September 28, 1998, NJMI continued to provide certain agreed upon services to GBHC at a monthly fee of $165,000 of which $122,000 was paid on a monthly basis in arrears and the remaining $43,000 is deferred and will be paid upon confirmation of GBHC's plan of reorganization by the Bankruptcy Court. All management fees terminated upon the granting of GBHC's motion to reject the management contract by the Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement (see Note 9), GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract or the cancellation thereof.

     Fees earned by NJMI under the management agreement and Interim Agreement amounted to $495,000 and $2,405,000, respectively, during the three and nine month periods ended September 30, 1998. Management fees receivable from the Sands at September 30, 1998 and December 31, 1997

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

amounted to $382,000 and $34,000, respectively. Of the amount receivable at September 30, 1998, $145,000, which was earned prior to GBHC's bankruptcy filing, is included in noncurrent due from affiliates on the accompanying consolidated balance sheet and is subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court.

     Pursuant to a ten-year consulting agreement with Hollywood Casino - Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino, a subsidiary of GBCC receives monthly consulting fees of $100,000. Such fees amounted to $300,000 for each of the three month periods ended September 30, 1998 and 1997 and $900,000 for each of the nine month periods ended September 30, 1998 and 1997.

     HCC allocates certain general and administrative costs to GBCC and its subsidiaries pursuant to a services agreement. Net allocated costs charged to GBCC and its subsidiaries by HCC amounted to $262,000 and $423,000, respectively, during the three month periods ended September 30, 1998 and 1997 and $833,000 and $1,447,000, respectively, for the nine month periods ended September 30, 1998 and 1997. In connection with such charges, payables in the amount of $79,000 and $156,000, respectively, are included in accounts payable on the accompanying consolidated balance sheets at September 30, 1998 and December 31, 1997.

     Advanced Casino Systems Corporation ("ACSC"), a GBCC subsidiary, provides computer, marketing and other administrative services to GBHC and to HCC and its subsidiaries. Computer services provided include hardware, software and operator support and, for the most part, such services are billed by ACSC at its direct cost plus expenses incurred. ACSC and HCT entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999 to provide such services and to license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also pays ACSC a fixed license fee of $33,600 per month. Unpaid charges included in due from affiliates on the accompanying consolidated balance sheets at September 30, 1998 and December 31, 1997 amounted to $92,000 and $78,000, respectively. ACSC's billings for such services are set forth below:

                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                SEPTEMBER 30,               SEPTEMBER 30,
                            ---------------------       ---------------------
                               1998        1997            1998        1997
                            ---------   ---------       ---------   ---------
GBHC                        $ 182,000   $  71,000       $ 452,000   $ 303,000
HCC and its subsidiaries      253,000     254,000         915,000     578,000

     Many of the marketing and administrative services now provided by ACSC were previously provided to HCC and its subsidiaries by GBHC. Such charges amounted to $140,000 and $661,000, respectively, during the three and nine month periods ended September 30, 1997.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

     Interest expense with respect to borrowings from HCC is set forth below:

                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                                ----------------------   ----------------------
                                   1998        1997        1998       1997
                                ----------  ----------   ----------  ----------
PPI Funding Notes held by HCC
  (Note 4)                      $1,189,000  $1,832,000   $3,482,000  $5,585,000
Short-term borrowings (Note 3)     237,000     237,000      704,000     739,000

     During 1994, a GBCC subsidiary issued $40,524,000 discounted principal amount of PPI Funding Notes in exchange for the PCPI Notes held by HCC (see Note
4). Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balances at September 30, 1998 and December 31, 1997.

     Interest accrued on short-term borrowings at September 30, 1998 and December 31, 1997 amounting to $1,543,000 and $839,000, respectively, is included in interest payable on the accompanying consolidated balance sheets.

     GBHC issued a promissory note in the amount of $10,000,000 on February 17, 1994 to PRT Funding. Such note accrues interest at the rate of 14 5/8% per annum and is payable semiannually commencing on August 17, 1994. The principal amount of the note is due on February 17, 2005. During the first quarter of 1997, GBHC also borrowed $5,000,000 from PCC for working capital purposes. Such borrowing accrues interest at the rate of 14 5/8% per annum payable semiannually commencing July 15, 1997. Prior to December 31, 1997, such note and related interest were eliminated in consolidation. As a result of (i) GBHC no longer being included as a consolidated subsidiary and (ii) GBHC's filing under Chapter 11 making prospects for ultimate collection doubtful, the notes, together with accrued interest receivable aggregating $3,458,000, were reflected as an adjustment to GBCC's negative investment in Holdings on the accompanying consolidated balance sheet at December 31, 1997. In accordance with certain provisions of the September 1998 settlement agreement with GBCC (see Note 9), GBHC preserves whatever rights of offset, if any, it might have with respect to an advance made by GBHC to a GBCC subsidiary (see Note 3) against the $10,000,000 and $5,000,000 loans described above. The notes, together with accrued interest of $3,484,000, are fully reserved on the accompanying consolidated balance sheet at September 30, 1998.

     During the third quarter of 1996, GBCC loaned $6,500,000 to GBHC for working capital purposes. Such advance accrues interest at the rate of 13 3/4% per annum, payable quarterly commencing October 1, 1996. An additional $1,500,000 was loaned to GBHC during the first quarter of 1997 on the same terms. Repayment of such advances and the payment of the related interest are subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court and to approval by the New Jersey Casino Control Commission. Prior to December 31, 1997, such notes and the related interest were eliminated in consolidation. For the same reasons cited in the previous paragraph, the advances to GBHC of $8,000,000, together with the related interest receivable of $1,496,000, were reflected as an adjustment to GBCC's negative investment in Holdings on the accompanying consolidated balance sheet at

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

December 31, 1997. On September 2, 1998, the working capital loans to GBHC were cancelled as part of a settlement agreement among GBCC and Holdings, together with certain of their subsidiaries, and HCC (see Note 9).

(7)  INVESTMENT IN PRATT MANAGEMENT, L.P.

     Effective as of April 1, 1997, HCC acquired the general partnership interest in PML (see Notes 1 and 6) from PPI Corporation. PML earns management fees from the Aurora Casino and incurs operating and other expenses with respect to its management thereof. The general partner receives 99% of the first $84,000 of net income earned by the partnership each month and 1% of any income earned above such amount. PML earned management fees amounting to $2,444,000 and $2,668,000, respectively, during the three month periods ended September 30, 1998 and 1997 and $6,269,000 and $6,840,000, respectively, during the nine month periods ended September 30, 1998 and 1997. PML also incurred operating and other expenses amounting to $310,000 and $423,000, respectively, during the three month periods ended September 30, 1998 and 1997 and $976,000 and $1,290,000, respectively, during the nine month periods ended September 30, 1998 and 1997.

(8)  EQUITY IN EARNINGS OF GB HOLDINGS, INC.

     As discussed in Note 1, the operations of Holdings and its subsidiaries were accounted for under the equity method of accounting for the six month period from January 1, 1998 through June 30, 1998. Due to the significance of Holdings' operations, summarized consolidated results of operations of Holdings and its subsidiaries for such period are set forth below:


Net revenues                                             $114,066,000
                                                         ------------

Departmental expenses                                      95,499,000
General and administrative expenses                         7,115,000
Depreciation and amortization                               5,825,000
                                                         ------------

   Total operating expenses                               108,439,000
                                                         ------------

Income from operations                                      5,627,000
                                                         ------------

Interest, net                                                 899,000
Gain on disposal of assets                                     28,000
                                                         ------------

   Total non-operating income                                 927,000
                                                         ------------

Income before taxes and other item                          6,554,000
Income tax provision                                                -
                                                         ------------

Income before other items                                   6,554,000
Reorganization and other related costs                     (2,831,000)
                                                         ------------

Net income                                               $  3,723,000
                                                         ============

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

(9)  LITIGATION

     SUBSIDIARY CHAPTER 11 FILINGS AND RELATED LITIGATION-

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On both May 11 and August 10, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days. On November 9, 1998, the Bankruptcy Court granted an additional 60-day extension of the exclusivity period.

     As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment; however, no such proceedings have been initiated. PCC, as guarantor of the PRT Funding Notes, is currently involved in negotiations to restructure the notes with three bondholders who control in excess of 95% of the note issue.

     On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the management agreement with NJMI (see Note 6). The Interim Agreement was entered into and approved by the Bankruptcy Court on July 7, 1998 and the motion to reject the management agreement was approved by the Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement described below, GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract or the cancellation thereof.

     On July 27, 1998, GBHC filed an action in the Bankruptcy Court against GBCC, certain affiliates of GBCC and Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt as directors of GBCC and former directors of GBHC (collectively, the "GBCC Parties"), which alleged, among other things, usurpation of corporate opportunities of GBHC and breach of fiduciary duty with respect to GBHC in connection with the acquisition of certain land parcels in Atlantic City, New Jersey. The action sought, among other things, to enjoin the GBCC Parties from transferring the land parcels to third parties and to require that the land parcels be conveyed to GBHC. The action also sought to enjoin GBCC from using the tax NOL's of GBHC.

     On September 2, 1998, the GBCC Parties reached a settlement with GBHC which was approved by the Bankruptcy Court. The terms of the settlement agreement provided, among other things, (i) that the GBCC Parties convey the land parcels to GBHC in exchange for a cash payment equal to the GBCC Parties' cost in such land parcels with an additional $500,000 payment due upon confirmation of a plan of reorganization by the Bankruptcy Court and (ii) that GBHC be included in the consolidated federal income tax return of GBCC for 1997 and 1998 enabling GBCC to utilize GBHC's tax NOL's. The agreement also provided that on or before December 31, 1998, GBCC would cause Holdings and its subsidiaries to be deconsolidated from the GBCC federal income tax return by means of transferring 21% of the stock ownership of Holdings to an unconsolidated entity. In addition, the settlement agreement also allowed

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

GBHC to offset its working capital loan from GBCC in the amount of $8,000,000 together with interest accrued thereon (see Note 6) against a claim asserted by GBHC against GBCC under the existing tax allocation agreements.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

(10) SUPPLEMENTAL CASH FLOW INFORMATION

     During the third quarter of 1998, GBCC transferred ownership of an indirect subsidiary to GBHC as part of the September 2, 1998 settlement agreement (see
Note 9). In connection with the transfer, certain liabilities of the subsidiary were assumed by GBHC as follows:

     Land                                         $(864,000)
     Other assets                                    (1,000)
     Net cash received                              245,000
     Investment in GBHC                              28,000
                                                  ---------

      Mortgage note assumed                       $ 592,000
                                                  =========

     During the second quarter of 1997, HCC acquired the general partnership in PML (see Notes 1 and 6). The purchase price included the assignment of certain receivables from GBCC and the issuance of a note to PPI Corporation. In connection with the acquisition, certain liabilities of PPI Corporation were assumed as follows:

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

(11) RECLASSIFICATIONS

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

     GBCC, PPI Corporation and their direct subsidiaries have provided management personnel for GBCC's non-casino hotel operations, including its joint ventures, in the United States and Puerto Rico. GBCC completed its planned exit from these operations in 1997. ACSC, a PPI Corporation subsidiary, licenses casino information technology systems to the Sands, to HCC's casino facilities and to non-affiliated casino companies. Income from operations provided by ACSC during the three and nine month periods ended September 30, 1998 amounted to $82,000 and $797,000, respectively, compared with losses from operations of $385,000 and $390,000, respectively, during the corresponding periods in 1997. Such improvement has been generated by new contracts with third party gaming companies to provide and install ACSC's slot monitoring systems.

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

     As a consequence of the Chapter 11 filings by Holdings, GB Property Funding and GBHC on January 5, 1998, PRT Funding is in default on the $85 million principal amount of PRT Funding Notes which, together with accrued interest, accelerated and became immediately due and payable. The bankruptcy filing of GBHC also permitted it to reject the Sands Management Agreement, an important source of funds for debt service on the PRT Funding Notes. Management of GBHC requested modification to the fee arrangement under the Sands management agreement and reserved its right to reject the agreement. A modified agreement was entered into effective May 1, 1998 and expired on September 28, 1998 which reduced the monthly fee to $165,000 compared to an average monthly fee of $532,000 during the same period in 1997. GBHC's notion to reject the management agreement was approved by the Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


(see Note 9 to the Notes to Consolidated Financial Statements), GBCC and GBHC may no longer assert claims against each other with respect to the operations of the management contract or the cancellation thereof. PCC does not have the financial resources or the capacity to borrow sufficient cash to satisfy the $85 million principal amount of the PRT Funding Notes which have accelerated. Consequently, PCC, as guarantor of the PRT Funding Notes, is involved in negotiations to restructure the notes with three bondholders who control in excess of 95% of the $85 million note issue. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4.9 million) while negotiations to restructure the notes continue. There can be no assurance at this time that such negotiations will result in restructuring of its obligations.

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

     As a result of the filings, the Sands has sufficient cash flow to continue normal operations while it seeks to develop a plan of reorganization for submission to its creditors and the Bankruptcy Court. On both May 11 and August 10, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days. On November 9, 1998, the Bankruptcy Court granted an additional 60-day extension of the exclusivity period. Capital expenditures, other than normal recurring capital expenditures in the ordinary course of business, will require prior approval of the Bankruptcy Court. The Bankruptcy Court has approved a $13.6 million, two-year capital expenditure program including $7.1 million for rooms renovations and $6.5 million for the replacement of slot machines. There can be no assurance at this time that GBHC's plan of reorganization, when submitted, will be accepted by its creditors or the Bankruptcy Court. In any event, it is not anticipated that PCC will retain a substantial equity position in Holdings as a result of a reorganization and, accordingly, it is not anticipated that the Holdings group will contribute significantly to the future cash flows of the GBCC consolidated group.

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

     During the third quarter of 1996, GBCC borrowed $6.5 million from HCC which accrues interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. GBCC loaned such funds to GBHC on similar terms. The loans to GBHC together with the related interest were cancelled as part of a settlement agreement approved by the Bankruptcy Court on September 2, 1998.

     CAPITAL EXPENDITURES AND OTHER INVESTMENTS

     Property and equipment additions during the nine month period ended September 30, 1998 totaled $86,000; management anticipates that capital expenditures during the remainder of 1998, consisting only of ongoing equipment replacements and enhancements at ACSC, will not be significant.

RESULTS OF OPERATIONS

     GENERAL

     On January 5, 1998, Holdings, GB Property Funding, and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of these filings, GBCC's control over the filing subsidiaries is subject to the supervision of the Bankruptcy Court and GBCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Accordingly, the accompanying consolidated statement of operations for the nine month period ended September 30, 1998 reflects the operations of the filing subsidiaries for the period from January 1, 1998 through June 30, 1998 under the equity method of accounting and for the period subsequent to June 30, 1998 under the cost method of accounting. For the three and nine month periods ended September 30, 1997, however, the accompanying consolidated statements of operations include the operations of Holdings and its subsidiaries on a consolidated basis.

     Prior to April 1, 1997, GBCC controlled both the general and limited partnership interests in Pratt Management L.P. ("PML"), the entity which holds the management contract on the Aurora Casino. Accordingly, the operations of PML were consolidated with GBCC on the accompanying consolidated statement of operations for the first quarter of 1997. As discussed in Note 6 to the consolidated financial statements, HCC acquired the general partnership interest in PML from a subsidiary of GBCC effective April 1, 1997. From that date forward, GBCC holds only the limited partnership interest in PML, which is presented under the equity method of accounting on the accompanying consolidated statements of operations.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     The following table sets forth GBCC's proforma income from operations for the three and nine month periods ended September 30, 1997, exclusive of Holdings and its subsidiaries and PML ("the GBCC Group"), on a basis comparable to the 1998 presentations.

                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
                              ------------------------  ------------------------
                                 1998    PROFORMA 1997     1998    PROFORMA 1997
                              ---------- -------------  ---------- -------------

Revenues                      $1,556,000    $2,166,000  $6,187,000    $8,001,000
                              ----------    ----------  ----------    ----------

Expenses:
 General and administrative    1,351,000     1,080,000   3,092,000     2,534,000
 Other operating expenses         43,000        82,000     332,000       234,000
 Depreciation and
  amortization                    31,000       103,000      90,000       289,000
                              ----------    ----------  ----------    ----------

  Total expenses               1,425,000     1,265,000   3,514,000     3,057,000
                              ----------    ----------  ----------    ----------

Income from operations          $131,000      $901,000  $2,673,000    $4,944,000
                              ==========    ==========  ==========    ==========

GBCC GROUP
----------

     REVENUES

     Revenues of the GBCC Group decreased $610,000 (28.2%) and $1.8 million (22.7%), respectively, during the three and nine month periods ended September 30, 1998 compared to the prior year periods. Revenues at ACSC, a member of the GBCC Group that provides computer hardware and software to the gaming industry, increased by $591,000 and $2.1 million, respectively, to $747,000 and $2.8 million, respectively, during the three and nine month periods ended September 30, 1998 compared to the same periods of 1997. These revenue increases were partially offset, however, by decreases of $44,000 and $1.8 million, respectively, in management and termination fees earned by GBCC with respect to a hotel/casino it managed in San Juan, Puerto Rico. Also, as discussed in Note 6 to the consolidated financial statements, management fees earned by NJMI under the NJMI management contract with the Sands decreased by $1.1 million and $2 million, respectively, to $495,000 and $2.4 million, respectively, during the three and nine month periods ended September 30, 1998 compared to the 1997 periods. Such decreases resulted from a revised fee arrangement providing for a fixed fee of $165,000 per month. The original management agreement provided for significantly higher fees which were based on revenues and gross operating profits at the Sands.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     GENERAL AND ADMINISTRATIVE EXPENSES

     The GBCC Group's general and administrative expenses increased by $271,000 (25.1%) and $558,000 (22%), respectively, during the three and nine month periods ended September 30, 1998 compared to the 1997 periods. Such increases result primarily from the provision of reserves for collectability with respect to certain receivables from GBHC.

     OTHER EXPENSES

     Other expenses decreased by $39,000 (47.6%) during the three month period ended September 30, 1998 compared to the same period in 1997 bringing the nine month increase to $98,000 (41.9%). The fluctuations primarily result from costs associated with ACSC's sales activities. Such costs amounted to $40,000 and $322,000, respectively, for the three and nine month periods ended September 30, 1998 compared to $25,000 and $217,000, respectively, for the same periods in 1997.

     DEPRECIATION AND AMORTIZATION

     The GBCC Group's depreciation and amortization expense decreased by $72,000 (69.9%) and $199,000 (68.9%), respectively, during the three and nine month periods ended September 30, 1998 compared to the same periods of 1997. As a result of the default under the indenture for the PRT Funding Notes, all deferred financing costs were written off at December 31, 1997. The resulting $89,000 and $268,000 decreases in amortization expense, respectively, were partially offset by $17,000 and $69,000 increases in depreciation expense, respectively, due to an increase in ACSC's depreciable assets.

GBCC CONSOLIDATED
-----------------

     INTEREST

     Consolidated interest income for GBCC decreased $141,000 (36%) and $325,000 (31.1%), respectively, during the three and nine month periods ended September 30, 1998 compared to the same periods of 1997 as less cash was available during the period for investment purposes. Interest expense declined $5.4 million (57.2%) and $16.4 million (57.3%), respectively, during the 1998 periods compared to the prior year primarily due to the absence of interest on Holdings' 10 7/8% First Mortgage Notes ($5 million and $15 million, respectively, during the three and nine month periods ended September 30, 1997) and to HCC's forgiveness of $23.6 million discounted value of PPI Funding Notes at December 31, 1997.

     EQUITY IN EARNINGS OF LIMITED PARTNERSHIP

     Effective February 17, 1994, PCC acquired the limited partnership interest in PML, a limited partnership which earns management fees from the operation of the Aurora Casino. The Agreement of Limited Partnership of PML provides for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

income distributed to the general partner. GBCC's equity in the earnings of PML decreased to $1.9 million during the three month period ended September 30, 1998 compared to $2 million earned during the same period of 1997 reflecting reduced management fees earned by PML due to a significant increase in gaming taxes imposed on the Aurora Casino's operations. Equity in the earnings of PML increased to $4.5 million for the nine month period ended September 30, 1998 from $2.8 million for the comparable period in 1997. Prior to April 1, 1997, PML's results of operations were consolidated with those of GBCC; therefore, the $2.8 million equity in earnings for the 1997 nine month period only reflects six months of such earnings. Restated on a comparable nine month period basis, GBCC's equity in the earnings of PML for the 1997 period would have been $5 million. The resulting decline to $4.5 million in 1998 also reflects the reduction in management fees due to the increase in gaming taxes. Management fees are based, in part, on the operating results of the Aurora Casino.

     EQUITY IN EARNINGS OF AND GAIN ON ELIMINATION OF INVESTMENT IN GB HOLDINGS, INC.

     GBCC's equity in the earnings of Holdings for the nine month period ended September 30, 1998 amounted to $3.7 million and represents equity in earnings for the period from January 1, 1998 through June 30, 1998. Effective July 1, 1998, GBCC eliminated its investment in Holdings and is no longer recognizing equity in the earnings of Holdings and its subsidiaries. For the three and nine month periods ended September 30, 1997, the results of operations of Holdings and its subsidiaries were consolidated with those of GBCC. Had such operating results been accounted for under the equity method of accounting, GBCC would have reported equity in losses of $1.3 million and $6 million, respectively, for the three and nine month periods ended September 30, 1997. The significant improvement in earnings compared to the prior year is primarily due to declines in interest expense which have more than offset costs associated with the reorganization under Chapter 11.

     Generally, the Sands has experienced small increases in operating income during 1998 compared to 1997 despite declines in net revenues. The revenue decreases are a direct result of significant declines in total gross wagering at the Sands due to increased competition in the Atlantic City market, the reduction of promotional marketing activities in an effort to control costs and the negative publicity resulting from GBHC's filing under Chapter 11. Operating costs have decreased due to decreased patron volume as well as to management's efforts to eliminate certain marginally effective marketing programs and create operating efficiencies. Reorganization and other related costs attributable to the Chapter 11 filing amounted to $2.8 million during the period from January 1 through June 30, 1998.

     The most significant change in Holdings'operations has been its reduction in interest expense. As a result of the filing, the accrual of interest expense on Holdings' debt obligations has been suspended. Had the contractual interest expense been accrued, GBCC's equity in the losses of Holdings for the 1998 period would have been comparable to the similar prior year period.

     As a result of GBCC no longer controlling the operations of the Sands, the continued expectation that control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, GBCC's investment in Holdings and its subsidiaries as well as certain amounts due to Holdings were revalued to a zero basis effective on July 1, 1998. The elimination of the

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

investment in and amounts due to Holdings resulted in a gain amounting to $27,482,000 during the three and nine month periods ended September 30, 1998.

     RESTRUCTURING COSTS

     The three and nine month period increases result from professional fees and other corporate overhead costs associated with the default of the PRT Funding Notes and efforts to restructure the obligations. Management believes that such reorganization costs will continue in the near term pending the outcome of restructuring discussions.

     INCOME TAX PROVISION

     As previously disclosed in GBCC's quarterly report on Form 10-Q for the period ended June 30, 1998, the Company was advised by HCC, its former parent, that a revised tax treatment with respect to the distribution of GBCC stock owned by HCC to HCC's shareholders on December 31, 1996 might be necessary. HCC subsequently revised its tax treatment of the distribution which resulted in a reduction of the net operating loss carryforwards ("NOL's") available to GBCC for federal income tax purposes. In addition, the revised tax treatment resulted in adjustments to GBCC's deferred tax assets and liabilities as previously reported. The revised tax treatment had no effect on GBCC's assets, liabilities or operating results as reflected in its consolidated financial statements for any period presented as GBCC had provided valuation allowances to fully reserve its net deferred tax assets, including NOL's, for all such reporting periods. The comments with respect to federal income taxes which follow reflect the changes arising from the revised tax treatment.

     In connection with the revised tax treatment, GBCC has commenced litigation against its former independent accountants and tax advisors alleging negligent advice and breach of contract. As a result of the revised tax treatment and the ensuing litigation, GBCC has replaced its independent accountants. The Company continues to work with its new outside advisors and consultants to review these tax issues.

     The impact of the revised tax treatment on state income taxes has not yet been determined; however, the effect, if any, on the consolidated financial statements of GBCC is not anticipated to be material.

     As of September 30, 1998, GBCC and its subsidiaries have NOL's for federal income tax purposes totaling approximately $47.7 million, which do not begin to expire until the year 2005. Additionally, GBCC and its subsidiaries have various tax and alternative minimum tax credits available totaling approximately $2.6 million, most of which expire by the year 2004. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" requires that the tax benefit of such NOL's, credit carryforwards and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that utilization of such NOL's is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years and the tax loss sustained in 1998 to date, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for substantially all of the

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

deferred tax asset at September 30, 1998. The remaining deferred tax asset represents state timing differences expected to be utilized.

     On July 27, 1998 GBHC filed an action in the Bankruptcy Court against GBCC, certain affiliates of GBCC and Jack E. Pratt, Edward T. Pratt, Jr. and William
D. Pratt as directors of GBCC and former directors of GBHC (collectively, the "GBCC Parties"), which sought, among other things, to enjoin GBCC from using the tax NOL's of GBHC. On September 2, 1998, the GBCC Parties reached a settlement with GBHC which was approved by the Bankruptcy Court. The terms of the settlement agreement provided, among other things, that GBHC be included in the consolidated federal income tax return of GBCC for 1997 and 1998 enabling GBCC to utilize GBHC's tax NOL's. The agreement also provided that on or before December 31, 1998, GBCC would cause Holdings and its subsidiaries to be deconsolidated from the GBCC federal income tax return by means of transferring 21% of the stock ownership of Holdings to an unconsolidated entity.

     YEAR 2000 COMPLIANCE

     In the year 2000, computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than 2000. Such an error could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     Management has initiated a program to prepare the Company's computer systems and applications for the year 2000. Such program includes the use of both internal and external resources to test and, if necessary, modify or replace software applications. The costs of acquiring, testing and converting such systems are expected to be minimal. Management expects its Year 2000 date conversion projects to be completed on a timely basis. The Company has also initiated formal communication with its significant suppliers to determine the extent to which its information systems are vulnerable to those third parties' failure to resolve their Year 2000 issues. While there can be no assurance that the Company and its suppliers and customers will fully resolve the Year 2000 issues, neither the estimated cost nor the outcome of the Year 2000 problem is expected to have a material impact on the Company's operations, liquidity or financial position.

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

PART II:  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On both May 11 and August 10, 1998 the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days. On November 9, 1998, the Bankruptcy Court granted an additional 60-day extension of the exclusivity period.

     As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment; however, no such proceedings have been initiated. PCC, as guarantor of the PRT Funding Notes, is currently involved in negotiations to restructure the notes with three bondholders who control in excess of 95% of the note issue.

     On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject its existing management agreement with NJMI. A substitute agreement (the "Interim Agreement") was entered into and approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, effective May 1, 1998 and terminating on September 28, 1998, NJMI continued to provide certain agreed upon services to GBHC at a reduced monthly fee. The motion to reject the management agreement was granted on September 28, 1998. As a consequence of the September 1998 settlement agreement described below, GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract or the cancellation thereof.

     On July 27, 1998, GBHC filed an action in the Bankruptcy Court against GBCC, certain affiliates of GBCC and Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt as directors of GBCC and former directors of GBHC (collectively, the "GBCC Parties"), which alleged, among other things, usurpation of corporate opportunities of GBHC and breach of fiduciary duty with respect to GBHC in connection with the acquisition of certain land parcels in Atlantic City, New Jersey. The action sought, among other things, to enjoin the GBCC Parties from transferring the land parcels to third parties and to require that the land parcels be convey to GBHC. The action also sought to enjoin GBCC from using the tax net operating loss carryforwards ("NOL's") of GBHC. On September 2, 1998, the GBCC Parties reached a settlement with GBHC which was approved by the Bankruptcy Court. The terms of the settlement agreement provided, among other things, (i) that the GBCC Parties conveyed the land parcels to GBHC in exchange for a cash payment equal to the GBCC Parties' cost in such land parcels with an additional $500,000 payment due upon confirmation of a plan of reorganization by the Bankruptcy Court and (ii) that GBHC be included in the consolidated federal income tax return of GBCC for 1997 and 1998 enabling GBCC to utilize GBHC's tax NOL's. The agreement also provided that on or before December 31, 1998, GBCC would cause Holdings and its subsidiaries to be deconsolidated from the GBCC federal income tax return by means of transferring 21% of the stock ownership of Holdings to an unconsolidated entity. In addition, the settlement agreement also allowed GBHC to offset its working capital loan from GBCC in the amount of $8,000,000 together with interest accrued thereon against a claim asserted by GBHC against GBCC under the existing tax allocation agreements.

     On October 8, 1998, GBCC and HCC filed a complaint in the District Court of Dallas County, Texas against Arthur Andersen L.L.P., GBCC's independent accountants, and certain of its partners alleging negligent advice and breach of contract with respect to the tax consequences resulting from the spin-off of GBCC's stock to HCC's shareholders on December 31, 1996.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     As a result of the filings discussed in Item 1. above, $182,500,000 principal amount of 10 7/8% First Mortgage Notes issued by GB Property Funding are in default. Principal payments of $2,500,000 each due on January 15, 1998 and July 15, 1998 were not made. Under an order of the Bankruptcy Court permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the 10 7/8% First Mortgage Notes, must be remitted to the Trustee for the 10 7/8% First Mortgage Notes as reductions to the outstanding principal. As of November 13, 1998, $67,000 has been remitted to the Trustee from the proceeds on the sale of equipment. The accrual of interest on the 10 7/8% First Mortgage Notes for periods subsequent to the filings has been suspended; such interest on a contractual basis amounts to $26,407,000 as of November 13, 1998.

     The default on the 10 7/8% First Mortgage Notes also resulted in a default under the indenture for the $85,000,000 11 5/8% Unsecured Senior Notes issued by PRT Funding Corp. and guaranteed by Pratt Casino Corporation. Accordingly, the maturity of the PRT Funding Notes has accelerated. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the notes continue. Interest due on such notes, exclusive of compound interest on amounts in arrears, amounts to $5,709,000 as of November 13, 1998.

ITEM 6.(a) - EXHIBITS

10.1 Agreement dated as of September 2, 1998 by and among GBHC, GB Holdings, Inc., and GB Property Funding Corp., on the one hand, and GBCC, PHC Acquisition Corp., Lieber Check Cashing, LLC, Jack E. Pratt, William D. Pratt, Edward T. Pratt, Jr. and HCC, on the other.

*99.1 Petition filed on October 8, 1998 in the District Court of Dallas County, Texas by Hollywood Casino Corporation and Greate Bay Casino Corporation ("Plaintiffs") against Arthur Andersen L.L.P., Richard L. Robbins, Michael E. Gamache, Daniel J. Meehan, and Brent A. Railsback ("Defendants")

--------------------

* Incorporated by reference to the same-numbered exhibit to the Form 8-K filed October 22, 1998 by the Registrant with the Securities and Exchange Commission.

ITEM 6.(b) - REPORTS ON FORM 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1998. On October 22, 1998, the Registrant filed a Form 8-K to report a change in certifying accountants. On October 30, 1998 the Registrant filed a Form 8-K/A to include its former accountants' letter to the Securities and Exchange Commission as an exhibit.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GREATE BAY CASINO CORPORATION



Date:  November 20, 1998              By: /s/       John C. Hull
       -------------------                ------------------------------------
                                                    John C. Hull
                                               Chief Executive Officer