Form 10-K405
period 1998-12-31
GREATE BAY CASINO CORP
filed 1999-03-31
CIK 30117

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1998
                          -----------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission file number 1-6339
                       ------

                         GREATE BAY CASINO CORPORATION
                         -----------------------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                                      75-1295630
-------------------------------------                 -----------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

 C/O ADVANCED CASINO SYSTEMS CORPORATION
      200 DECADON DRIVE, SUITE 100
     EGG HARBOR TOWNSHIP, NEW JERSEY                            08234
------------------------------------------                 --------------
 (Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code): (609) 441-0704
                                                      --------------

          Securities registered pursuant to Section 12(b) of the Act:

           COMMON STOCK,
      PAR VALUE $.10 PER SHARE
-----------------------------------    _________________________________________
               Title of each class       Name of exchange on which registered

       Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X         NO______
                                                ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of such stock on March 26, 1999, was $824,502. For the purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officer, directors and beneficial owners are, in fact, affiliates of the registrant. As of March 26, 1999, 5,186,627 shares of Common Stock, $.10 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated part or parts of this report.

                                     None

                                    PART I


ITEM 1.   BUSINESS

GENERAL
-------

     Greate Bay Casino Corporation, a Delaware corporation, and its subsidiaries ("GBCC" or the "Company") are engaged in the operation and management of casino properties and the development and sale of casino-related information technology systems. GBCC's principal casino-related operations consist of management and consulting contracts with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica County, Mississippi (the "Tunica Casino") and ownership of the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GBCC's common stock is listed on the OTC Bulletin Board Service under the trading symbol "GEAAQ". On December 31, 1996, Hollywood Casino Corporation ("HCC", a Delaware corporation), owner of approximately 80% of the outstanding common stock of GBCC, distributed such stock to its shareholders. As a result, approximately 36% of GBCC's outstanding stock is owned by Jack E. Pratt, Edward
T. Pratt, Jr. and William D. Pratt and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 54% of HCC which owns the Aurora Casino and the Tunica Casino. The principal executive offices of GBCC are located at 200 Decadon Avenue, Suite 100, Egg Harbor Township, New Jersey 08234, telephone (609) 441-0704.

     PPI Corporation is a wholly owned subsidiary of GBCC which owns various entities related to GBCC's current operations. Included in this Annual Report on Form 10-K as wholly-owned subsidiaries of PPI Corporation are:

     Advanced Casino Systems Corporation ("ACSC") - the Company's computer services and information technology subsidiary.

     New Jersey Management, Inc. ("NJMI") -- the subsidiary which, prior to July
        7, 1998, was responsible for the operations of the Sands under a management agreement.

     PRT Funding Corp. ("PRT Funding") -- issuer of $85 million of 11 5/8% senior notes, due 2004 (the "PRT Funding Notes").

     Pratt Management, L.P. ("PML") - a limited partnership which manages the operations of the Aurora Casino and which, prior to April 1, 1997, was wholly owned by PPI Corporation (see below).

     Pratt Casino Corporation ("PCC") - the management entity which earns consulting fees from the Tunica Casino and is the sole limited partner of PML.

     Greate Bay Hotel and Casino, Inc. ("GBHC") - owner of the Sands.

     GB Property Funding Corp. ("GB Property Funding") -- issuer of $185 million of 10 7/8% First Mortgage Notes, due 2004 (the "10 7/8% First Mortgage Notes").

     GB Holdings, Inc. ("Holdings") - a holding company  which owns GBHC and GB
        Property Funding.

     On January 5, 1998, GBHC, Holdings, and GB Property Funding, each filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors remain in office, subject to the supervision of the Bankruptcy Court. On January 11, 1999, the Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. As of March 26, 1999, no reorganization plan has been formally presented by the debtors or any other party.

     As a result of the Chapter 11 filings discussed above, GBCC's control over the filing subsidiaries is subject to supervision of the Bankruptcy Court and GBCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Furthermore, as a result of a settlement agreement reached by GBCC and Holdings during September 1998, GBCC no longer participates in the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets of GBCC. As more fully explained in Note 1 of the Notes to Consolidated Financial Statements, during the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for by GBCC under the equity method of accounting. As a result of GBCC no longer controlling the operations of the Sands, the expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, GBCC's investment in Holdings and its subsidiaries was revalued to a zero basis effective on July 1, 1998. Accordingly, for periods subsequent to June 30, 1998, GBCC is accounting for its investment in Holdings under the cost method of accounting.

     The filings of such petitions constitute a default under the indenture for the PRT Funding Notes; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 interest payment dates. On October 22, 1998, PRT Funding paid to bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the PRT Funding Notes continued.

     In March 1999, PCC, GBCC and the holders of the PRT Funding Notes reached an agreement in principle with HCC for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration as of part of a debt restructuring (the "Restructuring") of PRT Funding, PCC and other subsidiaries of PCC. Following the Restructuring, PCC's assets will consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino. These assets will serve as collateral for $39.25 million of 11 7/8% Senior Secured Notes due November 1, 2003 (the "PCC Notes") which PCC will issue to the PRT Funding noteholders as part of the Restructuring. For the year ended December 31, 1998, these assets generated pre-tax earnings to PCC of approximately $7.7 million. The revenues and resulting net earnings generated by these assets will be the sole source of funds for PCC's payment obligations under the PCC Notes. Cash available from the management contract and consulting agreement in excess of interest payment requirements will be used to make mandatory redemptions of the PCC Notes.

     As contemplated in the Restructuring, holders of the PRT Funding Notes would also receive 100% of the interest in a liquidating trust which would hold the remaining assets (except for the stock of Holdings) of PCC and its subsidiaries not acquired by HCC. Such assets would consist primarily of claims against Holdings, GB Property Funding and GBHC in the Chapter 11 proceedings.

     The successful completion of the Restructuring is subject to the execution of definitive documents and will require that PCC and PRT Funding file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by the various gaming regulatory organizations having jurisdiction over the management contract and consulting agreement.

     PCC is the sole limited partner of PML which manages the Aurora Casino. Effective April 1, 1997, HCC acquired the general partnership interest in PML from another subsidiary of GBCC. PCC also has a consulting agreement with HWCC-Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, which owns and operates the Tunica Casino. The contract, which expires on December 31, 2003, provides for a monthly fee of $100,000. Historically, debt service on the PRT Funding Notes has been funded primarily from management fees earned by NJMI from the Sands, from distributions made to PCC by PML (resulting from fees generated under the Aurora Casino Management Contract - see "Pratt Management,

L.P." below) and from consulting fees earned from the Tunica Casino, supplemented by dividends, if any, received from GBHC.

ADVANCED CASINO SYSTEMS CORPORATION
-----------------------------------

     In implementing its marketing and operating strategy, the Aurora Casino, the Tunica Casino and the Sands all use proprietary casino information technology of ACSC. This technology includes ACSC's table game and slot machine monitoring systems which enable casinos to track and rate patron play through the use of a casino player's card. These systems provide management with the key characteristics of patron play as slot machines are connected with, and information with respect to table games can be input into its data base monitoring system. When patrons use the casino player's card at slot machines or table games, the information is immediately available to management and allows management to implement marketing programs to recognize and reward patrons during their visits to the casino. Certain of these marketing programs allow patrons to automatically credit themselves with complimentaries based on their levels of play. Such promotions and complimentaries include free meals, hotel accommodations, retail merchandise, parking and sweepstakes giveaways based on slot machine patrons' gross wagering. ACSC's systems also allow casino management to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs.

     During 1997, ACSC began marketing its slot system, previously restricted to use by its affiliates, to unaffiliated gaming companies. To date, ACSC has completed contracts to implement such systems in three unaffiliated casinos, is in the process of implementing systems for two other unaffiliated casinos and is currently negotiating to obtain additional contracts.

THE SANDS MANAGEMENT CONTRACT
-----------------------------

     Prior to May 1, 1998, NJMI, was responsible for the operations of the Sands under a management agreement with GBHC. Under such agreement, NJMI was entitled to receive annually (1) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the existing management agreement with NJMI. The Interim Agreement was entered into on June 27, 1998 and was approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, effective as of May 1, 1998 and terminating on September 28, 1998, NJMI continued to provide certain agreed upon services to GBHC at a monthly fee of $165,000 of which $122,000 was paid on a monthly basis in arrears and the remaining $43,000 was deferred and is to be paid upon confirmation of GBHC's plan of reorganization by the Bankruptcy Court. All management fees terminated upon the granting of GBHC's motion to reject the management contract by the Bankruptcy Court on September 28, 1998. As a consequence of a settlement agreement entered into in September 1998, GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract and, with the passage of time, the cancellation thereof.

PRATT MANAGEMENT, L.P.
----------------------

     PML manages the Aurora Casino pursuant to the Aurora Casino Management Contract, which was executed in June 1991 and has an initial term of 99 years. PML acts as the sole and exclusive agent in the supervision, direction and control of the management of the Aurora Casino and any additions or expansions thereof.

     PML receives a quarterly base management fee equal to 5% of operating revenues (as defined in the agreement). However, for so long as certain indebtedness of HCC remains outstanding, payment of the base services fee is (i) subject to a maximum of $5.5 million in any consecutive 12 month period;

(ii) subordinate to payment of interest on the HCC indebtedness; and (iii) conditioned upon compliance with the indenture governing such indebtedness. PML also receives an incentive fee equal to 10% of gross operating profit (as defined in the agreement).

     Pursuant to the Agreement of Limited Partnership, PML makes distributions to PCC in an amount equal to 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, all of which comes from management fees received from the management of the Aurora Casino pursuant to the Aurora Casino Management Contract. For the year ended December 31, 1998, distributions totaled $5.6 million.

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

     State Regulation - Supplier's License.  PML is required to maintain a
     -------------------------------------
supplier's license with respect to the management services it provides to the Aurora Casino. PML's supplier's license expired in December 1998 and was renewed by the Illinois Gaming Board (the "IGB") through December 1999 with the condition that PML provide justification for future renewal. The IGB has expressed its opposition to the licensing of holders of management services contracts with percentage-based fees for Illinois riverboat gaming operations. PML's existing management contract is currently the only percentage-based management contract between a supplier and a riverboat gaming operation. PCC believes that the successful completion of the Restructuring previously described will enable PML to provide acceptable justification for renewal of the PML supplier's license in December 1999. A supplier's license is eligible for renewal upon payment of the applicable fee, a determination by the IGB that the licensee continues to meet all of the requirements of the Illinois Riverboat Gambling Act (the "Riverboat Act") and if any and all conditions placed on prior renewals have been met. The IGB also requires that officers, directors and employees of suppliers be licensed. Licenses issued by the IGB may not be transferred to another person or entity. All licenses must maintain their suitability for licensure and have a continuing duty to disclose any material changes in information provided to the IGB.

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

THE AURORA CASINO
-----------------

     The Aurora Casino commenced operations on June 17, 1993 and is one of only four casinos in Illinois now operating within 50 miles of downtown Chicago. In addition five riverboat casinos operate in northwestern Indiana and serve the Chicago-area market. The Aurora Casino currently consists of two multi-level riverboat casinos containing an aggregate of approximately 32,100 square feet of gaming space with approximately 975 slot machines and approximately 55 table games. The Aurora Casino also includes an approximately 64,000 square foot land-based Pavilion through which patrons board the facility's two riverboat casinos via enclosed passenger loading ramps. The highly-themed Pavilion features a glass-domed, four-story atrium with two grand staircases, two upscale lounges, a gourmet restaurant, a large buffet and a diner. Patrons of the Aurora Casino are offered valet and self-parking in two multi-level parking garages that accommodate approximately 1,340 cars, as well as surface parking.

     One parking garage is located directly across the street and is connected to the Pavilion through a climate controlled tunnel. The structure also houses the "Hollywood Casino(R) Studio Store," 1,500 square feet of highly themed retail space selling logo items licensed from motion picture studios as well as first-run movies on videocassette.

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

     Business Strategy.  The Aurora facility's primary market is the affluent
     -----------------
suburbs north and west of Chicago. Based on a sampling of its patrons, the Company believes that the casino drew approximately 50% of its patrons from such suburbs during 1998. Approximately 7.1 million people live within a 40-mile radius and approximately 11.6 million people live within a 100-mile radius of the Aurora Casino. The facility is easily accessible from major highways, can be reached from downtown Chicago in approximately 50 minutes by trains which average 20 trips a day, and is approximately 30 miles from O'Hare International Airport. The four operating Chicago-area casinos, including the Aurora Casino, have approximately 135,000 square feet of combined gaming space. No additional casinos may be licensed in Illinois without the passage of new state legislation; however, one existing license is currently available for reissue. There are also five riverboat casino operations in northwestern Indiana which compete within the Chicago-area market.

     The Aurora Casino's riverboats currently offer as many as 16 daily cruises on weekdays and 17 daily cruises on weekends, commencing at various times from 9:00 a.m. until 4:30 a.m. This schedule may be varied, based on experience and seasonal factors. The use of a staggered cruise schedule with two vessels significantly reduces the waiting time until the next gaming session for patrons who miss a cruise departure. Once passengers board, they are permitted to game during the half hour prior to the time the riverboat departs. After the excursion, passengers are permitted to game for another half hour before new passengers board, for a total of two to three hours of gaming per cruise, depending on the cruising schedule. In addition, Illinois regulations permit dockside gaming if the riverboat captain reasonably determines that it is unsafe to cruise due to inclement weather, mechanical or structural problems or river icing. During dockside gaming, the Aurora riverboats operate on their normal schedules and passengers may leave the vessels at any time but may board only during the half hour prior to the regularly scheduled start of the cruise.

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

     Management believes that the Aurora Casino's facilities, in particular its highly-themed dockside Pavilion and its close proximity to the Paramount Theatre, an 1,800-seat art deco theatre in which the Company features headliner entertainment, are appealing to both the premium and mass casino patron markets. Entertainers who have appeared include Wayne Newton, Tom Jones, Paul Anka, the Commodores, Frankie Valli, Englebert Humperdink and the Doobie Brothers.

     Competition.  The gaming industry is highly fragmented and characterized
     -----------
by a high degree of competition among a large number of participants, some of which have greater financial and other resources than HCC. Competitive gaming activities include land-based casinos, dockside casinos, riverboat casinos, video lottery terminals, Indian gaming and other forms of legalized gaming in the United States and other jurisdictions. Casino gaming is currently permitted in a number of states, including Colorado, Illinois, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, Montana, Nevada, New Jersey and South Dakota, several Canadian providences, as well as on Native American Indian lands in certain states. Other jurisdictions may legalize gaming in the near future through the introduction of proposals to legalize gaming in their state legislatures. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other persons can be expected to increase competition and could have a material adverse impact on the Aurora Casino.

     The Riverboat Act and the rules promulgated by the Illinois Gaming Board thereunder authorize only ten owner's licenses for riverboat gaming operations in Illinois and permits a maximum of 1,200 gaming positions (as defined by the Illinois Gaming Board) at any time for each of the ten licensed sites. All authorized owner's licenses have been granted and no additional licenses or gaming positions can be permitted without further state legislation; however, one licensed site ceased gaming operations in July 1997. Four riverboat sites, including the Aurora Casino, are currently licensed in Illinois within 50 miles of downtown Chicago. Two of these riverboat sites are in Joliet, approximately 42 miles southwest of downtown Chicago, and a third is in Elgin, Illinois, approximately 20 miles from Aurora, 45 miles from downtown Chicago and amid the affluent northern and western suburbs. The Aurora Casino also competes directly with five riverboat operations opened since 1996 in northwestern Indiana within 25 miles of downtown Chicago. Increased competition from casinos in Indiana has resulted in greater competition for patrons from the downtown Chicago market and from the suburban Chicago market. The next closest operating casinos are in Milwaukee, Wisconsin, approximately 90 miles from downtown Chicago, and in Peoria, and Rock Island, Illinois, approximately 160 miles from downtown Chicago. Legislation could also be introduced in the Illinois legislature to authorize one or more land-based and/or riverboat casinos in downtown Chicago and/or the granting of additional casino licenses elsewhere in Illinois including within the Company's principal market. In addition, three groups have been chosen to operate casinos in the Detroit, Michigan market; however, the establishment of a regulatory system and subsequent licensing have yet to be accomplished. Accordingly, it is not anticipated that any Detroit casino will be operational until 2001. Native American Indian tribes are seeking to open casino facilities in northwestern Indiana, Michigan and Wisconsin under the Indian Gaming Regulatory Act. The opening of additional casinos proximate to Chicago could have a material adverse impact on the Aurora Casino.

     Casino Credit.  Casino operations are conducted on both a credit and a cash
     -------------
basis. Gaming debts arising in Aurora in accordance with applicable regulations are enforceable under Illinois law. For the year ended December 31, 1998, gaming credit extended to customers accounted for less than 2% of overall wagering. At December 31, 1998, gaming receivables amounted to $1.6 million before allowances for uncollectible gaming receivables which amounted to $655,000. Management of the Aurora Casino believes that the allowances for uncollectible gaming receivables are adequate.

     Employees and Labor Relations.  In Aurora, all casino employees must be
     -----------------------------
licensed by the Illinois Gaming Board. At December 31, 1998 there were approximately 1,615 employees at the Aurora Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

     Casino Regulation.  The Riverboat Act authorizes riverboat gaming on
     -----------------
navigable streams within or forming a boundary of the State of Illinois except for Lake Michigan and any waterway in Cook County, which includes Chicago. The Riverboat Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of the State of Illinois, including comprehensive law enforcement supervision. The Riverboat Act grants the Illinois Gaming Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the Riverboat Act for the purpose of administering, regulating and enforcing the system of riverboat gaming. The Illinois Gaming Board's jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Illinois.

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

     If a riverboat captain reasonably determines for reasons of safety that although seaworthy, the riverboat should not leave the dock or should return immediately thereto, due to inclement weather, river icing, or unforseeable mechanical difficulties, a gaming excursion may commence or continue while the gangplank or its equivalent is raised and remains raised, in which event the riverboat is not considered docked. Recently, the Illinois Gaming Board amended its rules to clarify the circumstances under which dockside gaming will be permitted and to require the imposition of a fine for violations of the cruising requirements.

     A $2 per person admission tax is imposed on the owner of a riverboat operation. Such admission tax for the Aurora Casino amounted to $6.6 million, $7.2 million and $6.4 million, respectively, during 1998, 1997 and 1996. Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the Riverboat Act, of a riverboat operation at graduated rates ranging from 15% to 35%. The licensee is required to wire transfer all such gaming tax payments to the Illinois Gaming Board. The wagering tax for the Aurora Casino amounted to $42.4 million, $30.7 million and $31.3 million, respectively, for the years 1998, 1997 and 1996. Prior to January 1, 1998 the wagering tax rate was 20% on adjusted gross receipts.

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

THE TUNICA CASINO CONSULTING AGREEMENT
--------------------------------------

     PCC, by virtue of its ownership and past management of the Sands and its management of the Aurora Casino, had certain casino management experience and expertise which, at the time of its opening, the Tunica Casino did not have. In order to utilize PCC's experience and expertise, the Tunica Casino entered into a consulting agreement with PCC as of January 1, 1994. The agreement has a term of 10 years and provides, among other things, for PCC to advise and consult the Tunica Casino on any matters relating to business and for monthly payments of $100,000 to PCC for its performance thereunder. The Tunica Casino is also obligated to reimburse PCC for its direct costs and expenses incurred under the agreement.

OTHER OPERATIONS
----------------

     During 1996 and early 1997, GBCC disposed of its remaining non-casino hotel operations. GBCC managed and had an ownership interest (but no obligation to fund future losses) in the hotel operations of the Sands Hotel and Casino in San Juan, Puerto Rico. GBCC also managed two non-casino hotels and had an ownership interest in one of the hotels.

ITEM 2.   PROPERTIES

     The Sands Hotel and Casino in Atlantic City, New Jersey, which is owned by GBHC, is the only property held by GBCC or any of its subsidiaries. As a result of the Chapter 11 filings previously described, GBCC's control over the filing subsidiaries, including GBHC, is subject to supervision of the Bankruptcy Court. GBCC does not expect to have operating control of or any significant equity ownership in the filing subsidiaries after reorganization.

     Although it has no ownership interest in the Aurora Casino, PCC manages the facility under the Aurora Casino Management Contract. For a description of the facility, see "Business - The Aurora Casino" above.

     ACSC, GBCC's computer services subsidiary, leases approximately 13,000 square feet of office space for its operating and administrative needs in Egg Harbor Township, New Jersey. The lease is for a period terminating in July 2002.

ITEM 3.  LEGAL PROCEEDINGS

SUBSIDIARY CHAPTER 11 FILINGS AND RELATED LITIGATION
----------------------------------------------------

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On January 11, 1999, the Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. As of March 26, 1999, no reorganization plan has been formally presented by the debtors or any other party.

     As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment; however, no such proceedings have been initiated. In March 1999, PCC, GBCC and the holders of the PRT Funding Notes reached an agreement in principle with HCC for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration as part of a debt restructuring

(the "Restructuring") of PRT Funding, PCC and other subsidiaries of PCC. Following the Restructuring, PCC's assets will consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino. These assets will serve as collateral for $39.25 million of 11 7/8% Senior Secured Notes due November 1, 2003 (the "PCC Notes") which PCC will issue to the PRT Funding noteholders as part of the Restructuring. For the year ended December 31, 1998, these assets generated pre-tax earnings to PCC of approximately $7.7 million. The revenues and resulting net earnings generated by these assets will be the sole source of funds for PCC's payment obligations under the PCC Notes. Cash available from the management contract and consulting agreement in excess of interest payment requirements will be used to make mandatory redemptions of the PCC Notes.

     As contemplated in the Restructuring, holders of the PRT Funding Notes would also receive 100% of the interest in a liquidating trust which would hold the remaining assets (except for the stock of Holdings) of PCC and its subsidiaries not acquired by HCC. Such assets would consist primarily of claims against Holdings, GB Property Funding and GBHC in the Chapter 11 proceedings.

     The successful completion of the Restructuring is subject to the execution of definitive documents and will require that PCC and PRT Funding file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by the various gaming regulatory organizations having jurisdiction over the management contract and consulting agreement.

     On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject its existing management agreement with NJMI. A substitute agreement (the "Interim Agreement") was entered into and approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, effective May 1, 1998 and terminating on September 28, 1998, NJMI continued to provide certain agreed upon services to GBHC at a reduced monthly fee. The motion to reject the management agreement was granted on September 28, 1998. As a consequence of the September 1998 settlement agreement described below, GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract and, with the passage of time, the cancellation thereof.

     On July 27, 1998, GBHC filed a motion with the Bankruptcy Court against GBCC seeking, among other things, to enjoin GBCC from using the tax net operating loss carryovers ("NOL's") of GBHC. On September 2, 1998, GBCC reached a settlement with GBHC which was approved by the Bankruptcy Court. The terms of the settlement agreement provided, among other things, that GBHC be included in the consolidated federal income tax return of GBCC for 1997 and 1998 enabling GBCC to utilize GBHC's tax NOL's. The agreement also provided that on or before December 31, 1998, GBCC would cause Holdings and its subsidiaries to be deconsolidated from GBCC for federal income tax purposes by means of transferring 21% of the stock ownership of Holdings to an unconsolidated entity. Such transfer was accomplished effective as of December 31, 1998.

     GBCC licenses the "Sands" name under a license agreement dated as of May 19, 1987, which rights are sublicensed to GBHC. The license agreement has a term of 99 years and requires a royalty payment of the greater of 1.5% of gross room charges, as defined in the agreement, payable monthly, or $100,000 per calendar year. The license agreement may be terminated by either party in the event of a material breach, bankruptcy, suspension of normal business operations or certain other actions by the other party. GBCC intends to terminate the license agreement as a result of the licensor's suspension of normal business operations evidenced by the destruction of the Sands Hotel and Casino in Las Vegas in 1996. Pursuant to the terms of the sublicense agreement, termination of the license agreement results in automatic termination of the sublicense agreement. GBCC filed a motion with the Bankruptcy Court to allow GBCC's termination of the license agreement and the resulting termination of the sublicense agreement; the Bankruptcy Court denied such motion. As a result, GBCC may not be able to terminate the license agreement, although the Bankruptcy Court may, at some future time, allow GBCC to do so. If unable to terminate the license agreement, GBCC may remain liable for future royalty payments. GBCC filed an appeal to the decision of the Bankruptcy Court on March 10, 1999.

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

OTHER LITIGATION
----------------

     On October 8, 1998, GBCC and HCC filed a complaint in the District Court of Dallas County, Texas against Arthur Andersen LLP, GBCC and HCC's former independent accountants, and certain of its partners alleging negligent advice and breach of contract with respect to the tax consequences resulting from the spin-off of GBCC's stock to HCC's shareholders on December 31, 1996. The lawsuit is currently in the initial stages of discovery.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1998, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     GBCC's common stock traded on the American Stock Exchange under the symbol "GBY" until January 8, 1998. The common stock of GBCC is now traded on the OTC Bulletin Board Service under the trading symbol "GEAAQ". The prices set forth in the following table represent actual transactions.

          Period                        High    Low
          ------                       ------  ------

          1998
              First Quarter            $ 2.13  $ 0.61
              Second Quarter             1.17    0.33
              Third Quarter              0.75    0.13
              Fourth Quarter             0.34    0.02

          1997
              First Quarter            $ 2.00  $ 1.25
              Second Quarter             1.63    1.25
              Third Quarter              1.88    1.19
              Fourth Quarter             1.63    0.63

     At March 26, 1999, there were approximately 3,900 holders of record of GBCC's common stock.

     No dividends have been paid on GBCC's common stock in the past and GBCC has no plans to pay dividends in the foreseeable future. See Note 4 of "Notes to Consolidated Financial Statements" for a description of certain agreements that impose certain restrictions upon the ability of certain subsidiaries to transfer funds to GBCC.

ITEM 6.   SELECTED FINANCIAL DATA

     The following tables present selected financial data for GBCC and are qualified in their entirety by the consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The data as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997 and 1996, have been derived from the audited consolidated financial statements of GBCC presented in Item 8.


STATEMENT OF OPERATIONS DATA:                                                YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------------
                                                          1998(1)         1997         1996        1995        1994
                                                        ------------  ------------  ----------  ----------  ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues..........................................  $   8,971     $ 263,691     $ 284,563   $ 305,420   $ 297,655
                                                        ---------     ---------     ---------   ---------   ---------
Expenses:
 Departmental.........................................      1,314       216,247       240,944     230,749     222,490
 General and administrative...........................      4,724        16,192        19,363      21,983      22,916
 Depreciation and amortization........................        129        14,464        19,868      20,553      19,547
                                                        ---------     ---------     ---------   ---------   ---------
  Total expenses......................................      6,167       246,903       280,175     273,285     264,953
                                                        ---------     ---------     ---------   ---------   ---------
Income from operations................................      2,804        16,788         4,388      32,135      32,702
                                                        ---------     ---------     ---------   ---------   ---------
Non-operating income (expenses):
 Interest income......................................        942         1,486         1,852       2,397       3,101
 Interest expense.....................................    (16,194)      (38,246)      (39,851)    (38,975)    (39,292)
 Equity in earnings of limited partnership............      6,494         5,012             -           -           -
 Equity in earnings of and gain on elimination of
  investment in GB Holdings, Inc......................     31,233             -             -           -           -
 Restructuring costs..................................     (1,548)         (505)            -           -           -
 Gain (loss) on disposal of assets....................        472         2,120        (1,795)         56          73
                                                        ---------     ---------     ---------   ---------   ---------
  Total non-operating income (expense), net...........     21,399       (30,133)      (39,794)    (36,522)    (36,118)
                                                        ---------     ---------     ---------   ---------   ---------
Income (loss) before income taxes, extraordinary and
 other items..........................................     24,203       (13,345)      (35,406)     (4,387)     (3,416)
Write off deferred financing costs....................          -        (6,515)            -           -           -
                                                        ---------     ---------     ---------   ---------   ---------

Income (loss) before income taxes and
 extraordinary item...................................     24,203       (19,860)      (35,406)     (4,387)     (3,416)
Income tax benefit (provision)........................        287        (1,014)         (160)        100      (1,080)
                                                        ---------     ---------     ---------   ---------   ---------

Income (loss) before extraordinary item...............     24,490       (20,874)      (35,566)     (4,287)     (4,496)
Extraordinary item:
 Gain on early extinguishment of debt.................          -           310             -           -           -
                                                        ---------     ---------     ---------   ---------   ---------
  Net income (loss)...................................  $  24,490     $ (20,564)    $ (35,566)  $  (4,287)  $  (4,496)
                                                        =========     =========     =========   =========   =========

Basic and diluted income (loss) per common share:
 Income (loss) before extraordinary item..............      $4.72        $(4.02)       $(6.86)      $(.83)      $(.87)
 Extraordinary item...................................          -           .06             -           -           -
                                                        ---------     ---------     ---------   ---------   ---------
  Net income (loss)...................................      $4.72        $(3.96)       $(6.86)      $(.83)      $(.87)
                                                        =========     =========     =========   =========   =========

BALANCE SHEET DATA:                                                                DECEMBER 31,
                                                        -------------------------------------------------------------
                                                          1998(1)       1997(1)       1996        1995        1994
                                                        ---------     ---------     ---------   ---------   ---------
                                                                                 (IN THOUSANDS)

Total assets..........................................  $  19,946     $  15,752     $ 221,345   $ 250,116   $ 249,673
Total debt............................................  $ 120,040     $ 115,949     $ 326,024   $ 329,123   $ 328,400
Shareholders' deficit.................................  $(118,626)    $(143,116)    $(159,207)  $(138,415)  $(134,073)

__________________
(1) As a result of the Chapter 11 filings by Holdings, GB Property Funding and GBHC, GBCC's control over these subsidiaries is subject to supervision of the Bankruptcy Court and GBCC does not expect to be in control of such subsidiaries after reorganization.

     Furthermore, as a result of a settlement agreement reached by GBCC and Holdings in September 1998, GBCC no longer participates in the management of the Sands. Accordingly, these subsidiaries are excluded from the consolidated balance sheets of GBCC at December 31, 1998 and 1997. As more fully explained in Note 1 of the Notes to Consolidated Financial Statements of GBCC, during the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for by GBCC under the equity method of accounting. As a result of GBCC no longer controlling the operations of the Sands, the expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, GBCC's investment in Holdings and its subsidiaries was revalued to a zero basis effective on July 1, 1998. Accordingly, for periods subsequent to June 30, 1998, GBCC is accounting for its investment in Holdings under the cost method of accounting.

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

     GBCC, PPI Corporation and their direct subsidiaries have provided management personnel for GBCC's non-casino hotel operations, including its joint ventures, in the United States and Puerto Rico. GBCC completed its planned exit from these operations in 1997. ACSC licenses casino information technology systems to HCC's casino facilities, the Sands and non-affiliated casino companies. Income from operations provided by ACSC during the year ended December 31, 1998 amounted to $1.3 million compared with losses from operations of $284,000 during 1997 and income from operations of $350,000 during 1996. The decrease in operating income in 1997 from 1996 was due to increased salaries and overhead costs incurred during 1997 in anticipation of ACSC's new marketing efforts to sell its information technology products to unaffiliated third parties. As further explained under the caption "Results of Operations - GBCC Group", the corresponding sales increase primarily occurred in 1998 as a result of ACSC's successful efforts in obtaining contracts to provide and install its slot monitoring systems.

     PCC and NJMI provide management and consulting services or invest in entities which provide such services to affiliates which own hotel and casino properties. Prior to 1998, cash flow from such activities, specifically the PML limited partnership interest held by PCC, the Tunica Consulting Contract and the Sands Management Contract were sufficient to meet debt service obligations on the PRT Funding Notes ($9.9 million annually) and, when permitted by the PRT Funding Note indenture, on the Junior Subordinated Notes.

     As a consequence of the Chapter 11 filings by Holdings, GB Property Funding and GBHC on January 5, 1998, PRT Funding is in default on the $85 million principal amount of PRT Funding Notes which, together with accrued interest, accelerated and became immediately due and payable. The bankruptcy filing of GBHC also permitted it to reject the Sands Management Agreement, an important source of funds for debt service on the PRT Funding Notes. Management of GBHC requested modification to the fee arrangement under the Sands management agreement and reserved its right to reject the agreement. A modified agreement was entered into effective May 1, 1998 and expired on September 28, 1998 which reduced the monthly fee to $165,000 compared to an average monthly fee of $532,000 during the same period in 1997. GBHC's motion to reject the management agreement was approved by the Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement (see Note 10 of the Notes to Consolidated Financial Statements), GBCC and GBHC may no longer assert claims against each other with respect to the operations of the management contract and, with the passage of time, the cancellation thereof. PCC does not have the financial resources or the capacity to borrow sufficient cash to satisfy the $85 million principal amount of the PRT Funding Notes which have accelerated. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4.9 million) while negotiations to restructure the PRT Funding Notes continued.

     In March 1999, PCC, GBCC and the holders of the PRT Funding Notes reached an agreement in principle with HCC for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration as of part of a debt restructuring (the "Restructuring") of PRT Funding, PCC and other subsidiaries of PCC. Following the Restructuring, PCC's assets will consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino. These assets will serve as collateral for $39.25 million of 11 7/8% Senior Secured Notes due November 1, 2003 (the "PCC Notes") which PCC will issue to the PRT Funding noteholders as part of the Restructuring. For the year ended December 31, 1998, these assets generated pre-tax earnings to PCC of approximately $7.7 million. The revenues and resulting net earnings generated by these assets will be the sole source of funds for PCC's payment obligations under the PCC Notes. Cash available from the management contract and consulting agreement in excess of interest payment requirements will be used to make mandatory redemptions of the PCC Notes.

     As contemplated in the Restructuring, holders of the PRT Funding Notes would also receive 100% of the interest in a liquidating trust which would hold the remaining assets (except for the stock of Holdings) of PCC and its subsidiaries not acquired by HCC. Such assets would consist primarily of claims against Holdings, GB Property Funding and GBHC in the Chapter 11 proceedings.

     The successful completion of the Restructuring is subject to the execution of definitive documents and will require that PCC and PRT Funding file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by the various gaming regulatory organizations having jurisdiction over the management contract and consulting agreement. There can be no assurance at this time that the Restructuring will be successfully completed.

     After consummation of the Restructuring, GBCC's only significant remaining operating activity will be the development, installation and maintenance of casino systems by ACSC. GBCC and its subsidiaries will continue to have debt outstanding to HCC consisting of (i) demand notes and accrued interest thereon totaling approximately $8.5 million at December 31, 1998 and (ii) a 14 7/8% secured promissory note due 2006 in the amount of approximately $35 million at December 31, 1998. The current level of ACSC's operations is not sufficient to provide debt service on the HCC obligations and, consequently, GBCC will be insolvent after the Restructuring. GBCC has commenced discussions with HCC to restructure its obligations; however, there can be no assurance at this time that such discussions will result in a restructuring of GBCC's obligations with HCC.

     The insolvency of GBCC raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

     As a result of the filings, the Sands has sufficient cash flow to continue normal operations while it seeks to develop a plan of reorganization for submission to its creditors and the Bankruptcy Court. On January 11, 1999, the Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. As of March 26, 1999, no plan of reorganization has been formally presented by the debtors or any other party. Capital expenditures, other than normal recurring capital expenditures in the ordinary course of business, will require prior approval of the Bankruptcy Court. The Bankruptcy Court has approved a $13.6 million, two-year capital expenditure program including $7.1 million for rooms renovations and $6.5 million for the replacement of slot machines. There can be no assurance at this time that GBHC's plan of reorganization, when submitted, will be accepted by its creditors or the Bankruptcy Court. In any event, it is not anticipated that GBCC will retain a substantial equity position in Holdings as a result of a reorganization and, accordingly, it is not anticipated that the Holdings group will contribute significantly to the future cash flows of the GBCC consolidated group.

     FINANCING ACTIVITIES

     During 1994, GBCC issued $40.5 million discounted principal amount of deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38.8 million principal amount of 15 1/2% notes issued by another GBCC subsidiary and held by HCC. Effective as of April 1, 1997, HCC acquired from PPI Corporation the general partnership interest in the limited partnership which holds the Aurora Management contract. The acquisition price for the general partnership interest included a note in the amount of $3.8 million and the assignment of $7.6 million discounted amount of the PPI Funding Notes to PPI Corporation. Annual principal and interest payments by HCC on the $3.8 million note approximate the general partner's share of annual partnership distributions which are now being made to HCC. During 1997, HCC forgave $23.6 million discounted principal amount of the PPI Funding Notes. The remaining PPI Funding Notes have a maturity value of $47. 6 million. Payment of interest on the PPI Funding Notes is deferred through February 17, 2001 at which time interest will become payable semiannually with the unpaid balance due on February 17 , 2006.

     During the third quarter of 1996, GBCC borrowed $6.5 million from HCC which accrues interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. GBCC loaned such funds to GBHC on similar terms. The loans to GBHC together with the related interest were cancelled as part of a settlement agreement approved by the Bankruptcy Court on September 2, 1998.

     CAPITAL EXPENDITURES

     Property and equipment additions during 1998 totaled $247,000, consisting primarily of ongoing equipment replacements and enhancements at ACSC.

RESULTS OF OPERATIONS

     GENERAL

     As a result of the filings by Holdings, GB Property Funding and GBHC, GBCC's control over the filing subsidiaries is subject to the supervision of the Bankruptcy Court. GBCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Accordingly, the accompanying consolidated statement of operations for the year ended December 31, 1998 reflects the operations of the filing subsidiaries for the period from January 1, 1998 through June 30, 1998 under the equity method of accounting and for the period subsequent to June 30, 1998 under the cost method of accounting. For the years ended December 31, 1997 and 1996, however, the accompanying consolidated statements of operations include the operations of Holdings and its subsidiaries on a consolidated basis.

     Accordingly, management's discussion of the results of operations is divided into three parts: (i) a comparison of income from operations of GBCC exclusive of Holdings and its subsidiaries, (ii) a comparison of income from operations of Holdings and its subsidiaries for the years 1997 and 1996 and
(iii) a comparison of all other income and expense items on a consolidated basis.

     Prior to April 1, 1997, GBCC controlled both the general and limited partnership interests in PML, the entity which holds the management contract on the Aurora Casino. Accordingly, the operations of PML were consolidated with GBCC on the accompanying consolidated statement of operations for the first quarter of 1997 and for the year ended December 31, 1996. As previously discussed under "Liquidity and Capital Resources - Financing Activities", HCC acquired the general partnership interest in PML from a subsidiary of GBCC effective April 1, 1997. From that date forward, GBCC holds only the limited partnership interest in PML, which is presented under the equity method of accounting on the accompanying consolidated statements of operations.

       The following table sets forth GBCC's proforma income from operations for the years ended December 31, 1997 and 1996, exclusive of Holdings and its subsidiaries and PML ("the GBCC Group"), on a basis comparable to the 1998 presentation.

                                            YEAR ENDED DECEMBER 31,
                                   -------------------------------------------
                                      1998       PROFORMA 1997   PROFORMA 1996
                                   -----------   -------------   -------------
Revenues:
 Computer services                 $ 5,255,000     $ 1,529,000    $ 1,342,000
 Sands management fee                2,405,000       5,430,000      4,644,000
 Rooms, food and beverage                  -               -        5,274,000
 Other                               1,311,000       3,180,000      3,826,000
                                   -----------     -----------    -----------

 Total revenues                      8,971,000      10,139,000     15,086,000
                                   -----------     -----------    -----------
Expenses:
 General and administrative (1)      4,724,000       3,795,000      3,583,000
 Other operating expenses (1)        1,314,000         340,000      5,659,000
 Depreciation and
  amortization                         129,000         402,000        558,000
                                   -----------     -----------    -----------

  Total expenses                     6,167,000       4,537,000      9,800,000
                                   -----------     -----------    -----------

Income from operations             $ 2,804,000     $ 5,602,000    $ 5,286,000
                                   ===========     ===========    ===========

__________________
(1) General and administrative and other operating expenses attributable to ACSC for the year ended December 31, 1998 amounted to $2,492,000 and $1,304,000, respectively.

GBCC GROUP
----------

     REVENUES

     Computer service revenues at ACSC increased by $3.7 million (243.7%) during the year ended December 31, 1998 compared to 1997 and by $187,000 (13.9%) during 1997 compared to 1996. As previously noted, the increases result from sales and marketing efforts implemented in 1997 to expand and sell ACSC's slot monitoring system to third party purchasers. To date, five contracts for the installation of such systems have been obtained, with three contracts completed during 1998. Management fees earned by NJMI under the NJMI management contract with the Sands decreased by $3 million (55.7%) during the year ended December 30, 1998 compared to 1997. As discussed in Note 6 of the Notes to Consolidated Financial Statements, such decrease resulted from a revised fee arrangement providing for a fixed fee of $165,000 per month. The original management agreement provided for significantly higher fees which were based on revenues and gross operating profits at the Sands. The 1998 decrease also results from the rejection of the management contract in September 1998. Sands management fees increased by $786,000 (16.9%) during 1997 compared to 1996 as a result of improved operating results at the Sands (see "Results of Operations -- Holdings and Subsidiaries" below). Rooms and food and beverage revenues in 1996 relate to the operation of a non-casino hotel property in Dallas, Texas. This hotel property was sold in September 1996. Other revenues decreased by $1.9 million (58.8%) in 1998 compared to 1997 due to the loss of management and termination fees in the amounts of $263,000 and $1.5 million, respectively, earned by GBCC in 1997 with respect to a hotel/casino it managed in San Juan, Puerto Rico. The $646,000 (16.9%) decrease in other revenues during 1997 compared to 1996 was primarily due to the loss of management fees earned with respect to a non-casino hotel property in Orlando, Florida which was sold in November 1996.

     GENERAL AND ADMINISTRATIVE EXPENSES

     The GBCC Group's general and administrative expenses increased by $929,000 (24.5%) during the year ended December 31, 1998 compared to 1997 and by $212,000 (5.9%) during 1997 compared to 1996. Such increases result primarily from costs associated with the additional sales volume at ACSC coupled with the provision of reserves for collectability with respect to certain receivables from GBHC.

     OTHER OPERATING EXPENSES

     Other operating expenses increased by $974,000 (286.5%) during the year ended December 31, 1998 compared to 1997 primarily due to costs associated with ACSC's sales and installation activities. Other operating expenses decreased by $5.3 million (94%) during 1997 compared to 1996. Approximately $4.7 million of the costs incurred in 1996 relate to the aforementioned non-casino hotel sold in 1996.

     DEPRECIATION AND AMORTIZATION

     The GBCC Group's depreciation and amortization expense decreased by $273,000 (67.9%) during the year ended December 31, 1998 compared to 1997 and $156,000 (28%) during 1997 compared to 1996. As a result of the default under the indenture for the PRT Funding Notes, all deferred financing costs were written off at December 31, 1997. The resulting $358,000 decrease in amortization expense compared to 1997 was partially offset by an $85,000 increase in depreciation expense due to an increase in ACSC's depreciable assets. The 1997 decrease from 1996 reflects the absence of depreciation on certain non-casino hotel assets sold in September 1996.

HOLDINGS AND SUBSIDIARIES
-------------------------

     The following table presents the income (loss) from operations of Holdings and its subsidiaries for the years ended December 31, 1997 and 1996 during which such operations were consolidated with those of PCC.

                                               YEAR ENDED DECEMBER 31,
                                             ----------------------------
                                                 1997           1996
                                             -------------  -------------
Revenues:
 Casino                                      $234,477,000   $242,889,000
 Rooms                                          9,691,000      9,446,000
 Food and beverage                             32,968,000     34,638,000
 Other                                          4,123,000      5,717,000
                                             ------------   ------------

                                              281,259,000    292,690,000
 Less - promotional allowances                (25,004,000)   (27,929,000)
                                             ------------   ------------

  Net revenues                                256,255,000    264,761,000
                                             ------------   ------------
Expenses:
 Casino                                       199,746,000    218,990,000
 Rooms                                          2,590,000      2,419,000
 Food and beverage                             10,815,000     10,618,000
 Other                                          2,756,000      3,258,000
 General and administrative                    17,409,000     18,486,000
 Depreciation and amortization                 14,062,000     19,310,000
                                             ------------   ------------

 Total expenses                               247,378,000    273,081,000
                                             ------------   ------------

Income (loss) from operations                $  8,877,000   $ (8,320,000)
                                             ============   ============

     GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                    YEAR ENDED DECEMBER 31,
                               ----------------------------------
                                     1997              1996
                               ----------------  ----------------
                               (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games                        $   74,083        $   79,127
 Slot machines                         157,312           159,972
 Other (1)                               3,082             3,790
                                    ----------        ----------

  Total                             $  234,477        $  242,889
                                    ==========        ==========
TABLE GAMES:
 Gross Wagering
  (Drop) (2)                        $  524,040        $  576,577
                                    ==========        ==========

 Hold Percentages: (3, 4)
  Sands                                   14.1%             13.7%
  Atlantic City                           15.0%             15.5%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)                      $1,916,350        $1,954,612
                                    ==========        ==========
 Hold Percentages: (3, 4)
  Sands                                    8.2%              8.2%
  Atlantic City                            8.4%              8.3%

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

     Table games drop at the Sands declined $52.5 million (9.1%) during 1997 compared with 1996. The Sands' decrease compares with an increases of 4% in table drop for all other Atlantic City casinos during the same period. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 6.8% during 1997 from 7.7% during 1996. The Sands' 1997 table game drop decrease is attributable to declines in patron volume from both the rated and unrated segments. Expansions of other Atlantic City casinos resulted in an increase of approximately 92,000 square feet of gaming space and 73 tables at December 31, 1997 compared to December 31, 1996. Such expansions typically result in intense marketing campaigns which lure the "mass" segment to the new facility. Gaming space at the Sands has remained virtually unchanged since mid-1996 and the number of table games has decreased by 3.1%. The decline in table game drop during 1997 also reflects management's decision to discontinue certain promotional activities, including the use of "special odds" offered at table games, which has caused a decline in the rated table market segment.

     Slot machine handle decreased $38.3 million (2%) during 1997 compared with 1996. The Sands' decrease compares with an increase in slot machine handle of 2.2% for all other Atlantic City casinos during the same period. As a result, the Sands' market share of slot machine play declined to 5.9% in 1997 from 6.1% in 1996. The Sands' average number of slot machines remained virtually unchanged during 1997 compared to an increase of 7.8% for all other Atlantic City casinos. The below industry-wide performance in handle experienced by the Sands during 1997 is a result of the same competitive pressures resulting from casino expansions and related marketing campaigns at other properties as discussed above with respect to table games.

     REVENUES

     Casino revenues at the Sands decreased by $8.4 million (3.5%) during 1997 compared with 1996. Decreases in both slot machine and table game wagering during 1997 were partially offset by improvements in the table game hold percentage.

     Rooms revenue did not change significantly during 1997 compared with 1996. Food and beverage revenues decreased $1.7 million (4.8%) during 1997 compared to 1996 reflecting the decline in patron volume. Other revenues decreased $1.6 million (27.9%) during 1997 compared to 1996 as a result of replacing ongoing "review show" type entertainment with less frequent "star show" entertainment.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 53.4% during 1997 from 56.1% during 1996. Such decrease was primarily attributable to reductions in certain marketing programs and other promotional activities.

     DEPARTMENTAL EXPENSES

     Casino expenses at the Sands decreased $19.2 million (8.8%) during 1997 compared to 1996. During 1996, an unprecedented and highly aggressive industry-wide attempt to increase market share resulted in significantly higher costs with respect to coin incentive packages. The abatement of these competitive pressures during 1997, together with management's ongoing efforts to create operating efficiencies, significantly reduced expenses. Such factors also resulted in a reduction in the allocation of rooms, food and beverage and other expenses to casino expense.

     Rooms expense increased $171,000 (7.1%) during 1997 compared to 1996 due to a lesser percentage of rooms being sold on a complimentary basis which reduced the allocation of room costs to the casino department. Food and beverage expense did not change significantly during 1997 compared to 1996. Other expenses decreased $502,000 (15.4%) in 1997 from 1996 primarily due to cost savings with respect to theater entertainment.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased by approximately $1.1 million (5.8%) during 1997 compared to 1996 due to the success of cost containment measures implemented by management.

     DEPRECIATION AND AMORTIZATION

     As a result of revising the estimated useful life of the Sands' buildings effective October 1, 1996 and the completion of amortization with respect to certain long lived assets, depreciation and amortization expense during 1997 decreased by $5.2 million (27.2%) compared to 1996.

GBCC CONSOLIDATED
------------------

     INTEREST

     Consolidated interest income for GBCC decreased $544,000 (36.6%) during the year ended December 31, 1998 compared to 1997 as less cash was available for investment purposes. Interest income decreased $366,000 (19.8%) in 1997 compared to 1996 primarily due to the loss of interest income associated with a non-casino hotel property sold in September 1996.

     Interest expense declined $22.1 million (57.7%) during 1998 compared to the prior year primarily due to the absence of interest on Holdings' 10 7/8% First Mortgage Notes ($19.9 million during 1997) and to HCC's forgiveness of $23.6 million discounted value of PPI Funding Notes at December 31, 1997. Interest expense did not change significantly during 1997 compared to 1996.

     EQUITY IN EARNINGS OF LIMITED PARTNERSHIP

     Effective February 17, 1994, PCC acquired the limited partnership interest in PML, a limited partnership which earns management fees from the operation of the Aurora Casino. The Agreement of Limited Partnership of PML provides for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner. GBCC's equity in the earnings of PML increased to $6.5 million during the year ended December 31, 1998 compared to $5 million earned during 1997. Prior to April 1, 1997, PML's results of operations were consolidated with those of GBCC; therefore, the $5 million equity in earnings for 1997 only reflects nine months of such earnings. Restated on a comparable twelve month period basis, GBCC's equity in the earnings of PML for 1997 would have been $7 million. The resulting decline to $6.5 million in 1998 reflects the reduction in management fees earned by PML due to a significant increase in gaming taxes imposed on the Aurora Casino's operations. Management fees are based, in part, on the operating results of the Aurora Casino. There was no equity in the earnings of PML for the year ended December 31, 1996 as PML's results of operations were consolidated with those of GBCC.

    EQUITY IN EARNINGS OF AND GAIN ON ELIMINATION OF INVESTMENT IN GB HOLDINGS, INC.

    GBCC's equity in the earnings of Holdings for the year ended December 31, 1998 amounted to $3.7 million and represents equity in earnings for the period from January 1, 1998 through June 30, 1998. Effective July 1, 1998, GBCC eliminated its investment in Holdings and is no longer recognizing equity in the earnings of Holdings and its subsidiaries. For the year ended December 31, 1997, the results of operations of Holdings and its subsidiaries were consolidated with those of GBCC. Had such operating results been accounted for under the equity method of accounting, GBCC would have reported equity in losses of $17.1 million and $31.4 million, respectively, for the years ended December 31, 1997 and 1996. The significant improvement in earnings during 1998 compared to the prior year is primarily due to declines in interest expense which have more than offset costs associated with the reorganization under Chapter 11. The 1997 improvement from 1996 has previously been addressed under the caption "Results of Operations - Holdings and Subsidiaries".

    Generally, the Sands experienced small increases in operating income during 1998 compared to 1997 despite declines in net revenues. The revenue decreases are a direct result of significant declines in total gross wagering at the Sands due to increased competition in the Atlantic City market, the reduction of promotional marketing activities in an effort to control costs and the negative publicity resulting from GBHC's filing under Chapter 11. Operating costs have decreased due to decreased patron volume as well as to management's efforts to eliminate certain marginally effective marketing programs and create operating efficiencies. Reorganization and other related costs attributable to the Chapter 11 filing amounted to $2.8 million during the period from January 1 through June 30, 1998.

    The most significant change in Holdings' operations has been its reduction in interest expense. As a result of the filing, the accrual of interest expense on Holdings' debt obligations has been suspended. Had the contractual interest expense been accrued, GBCC's equity in the losses of Holdings for the 1998 period would have been comparable to the similar prior year period.

    As a result of GBCC no longer controlling the operations of the Sands, the expectation that control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, GBCC's investment in Holdings and its subsidiaries as well as certain intercompany balances with Holdings were revalued to a zero basis effective on July 1, 1998. The elimination of the investment in and intercompany balances with Holdings resulted in a gain amounting to $27.5 million during the year ended December 31, 1998.

    RESTRUCTURING COSTS

    The 1998 increase in restructuring costs results from professional fees and other corporate overhead costs associated with the default of the PRT Funding Notes and efforts to restructure the obligations. Management believes that such reorganization costs will continue in the near term pending the Restructuring. Professional fees with respect to GBHC's Chapter 11 filing ($505,000) were expensed during 1997.

    GAIN (LOSS) ON DISPOSAL OF ASSETS

    The 1998 gain results from the sale to GBHC of GBCC's rights under an option agreement to acquire a parcel of land in Atlantic City from an unrelated third party. GBCC recognized gains during

1997 from liquidating distributions received from a joint venture with respect to the sale of a managed hotel property in Orlando, Florida and from the early termination of a leasehold arrangement. GBCC experienced a loss on disposal of assets amounting to $1.8 million during 1996 resulting from the write off of deferred option costs with respect to the planned purchase of a site for future expansion.

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

    As a result of the distribution of GBCC's stock by HCC to its shareholders at December 31, 1996, GBCC is no longer included in HCC's consolidated federal income tax return. In addition, as a result of a settlement agreement entered into in September 1998 (see Note 10 of Notes to Consolidated Financial Statements), Holdings and its subsidiaries will no longer be included in the consolidated tax return of GBCC for periods subsequent to December 31, 1998. As of December 31, 1998, GBCC and its subsidiaries, exclusive of Holdings and its subsidiaries, have NOL's for federal income tax purposes totaling approximately $33 million, most of which do not begin to expire until the year 2005. Additionally, GBCC and its subsidiaries have various tax credits available totaling approximately $2.3 million, most of which expire by the year 2004. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" requires that the tax benefit of such NOL's, credit carryforwards and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that utilization of such asset is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for substantially all of the deferred tax asset at December 31, 1998. The remaining deferred tax asset represents state timing differences expected to be utilized.

    On July 27, 1998 GBHC filed an action in the Bankruptcy Court against GBCC, certain affiliates of GBCC and Jack E. Pratt, Edward T. Pratt, Jr. and William
D. Pratt as directors of GBCC and former directors of GBHC (collectively, the "GBCC Parties"), which sought, among other things, to enjoin GBCC from using the tax NOL's of GBHC. On September 2, 1998, the GBCC Parties reached a settlement with GBHC which was approved by the Bankruptcy Court. The terms of the settlement agreement provided, among other things, that GBHC be included in the consolidated federal income tax return of GBCC for 1997 and 1998 enabling GBCC to utilize GBHC's tax NOL's. The agreement also provided that on or before December 31, 1998, GBCC would cause Holdings and its subsidiaries to be deconsolidated from the GBCC federal income tax return by means of transferring 21% of the stock ownership of Holdings to an unconsolidated entity. Such transfer was accomplished effective as of December 31, 1998.

    WRITE OFF DEFERRED FINANCING COSTS

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

    INFLATION

    Management believes that in the near term, modest inflation, together with competition for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

    SEASONALITY

    Historically, the Sands' operations were highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of GBCC's operations for the first and fourth quarters were historically less profitable than the other quarters of the fiscal year. The Aurora Casino also experiences some seasonality, but to a lesser degree than the Sands, and, as a result, the management fees earned have fluctuated with such seasonality. In addition, the Aurora Casino's operations may fluctuate significantly due to a number of factors, including chance. Such seasonality and fluctuations may materially affect GBCC's profitability.

ITEM 8.  INDEX TO FINANCIAL STATEMENTS

                                                                   PAGE
                                                                   ----
GREATE BAY CASINO CORPORATION AND SUBSIDIARIES:

   Report of Independent Auditors..................................  27

   Report of Predecessor Independent Public Accountants............  28

   Consolidated Balance Sheets as of December 31, 1998
    and 1997.......................................................  29

   Consolidated Statements of Operations for the Years
    Ended December 31, 1998, 1997 and 1996.........................  31

   Consolidated Statement of Changes in Shareholders'
    Deficit for the Three Years Ended December 31, 1998............  32

   Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1998, 1997 and 1996.........................  33

   Notes to Consolidated Financial Statements......................  34

                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------


To Greate Bay Casino Corporation:

     We have audited the accompanying consolidated balance sheet of Greate Bay Casino Corporation (the Company and a Delaware corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Greate Bay Casino Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in violation of certain indenture covenants, which has resulted in the acceleration of the due date of the Company's debt obligations. In addition, the insolvency of the Company raises substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Deloitte & Touche LLP
Dallas, Texas
March 19, 1999

             REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS
              FOR THE TWO YEARS ENDED DECEMBER 31, 1997 AND 1996



     The financial statements of Greate Bay Casino Corporation ("GBCC") for the two years ended December 31, 1997 and 1996 were examined by Arthur Andersen LLP, independent public accountants, whose report thereon dated March 23, 1998 was included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Such report was qualified with respect to the Company's ability to continue as a going concern due to acceleration of the due date of the Company's debt obligations.

     In October 1998, GBCC filed a complaint against Arthur Andersen LLP and others alleging negligent advice with respect to certain tax consequences resulting from the spin-off of GBCC's stock held by Hollywood Casino Corporation to its shareholders on December 31, 1996. The Company subsequently engaged Deloitte & Touche LLP as its new certifying accountants.

     Because of the foregoing litigation, Arthur Andersen LLP believes that it is no longer independent with respect to GBCC and consequently has informed the Company that it is unable to reissue its report for the years ended December 31, 1997 and 1996. As a result, Arthur Andersen LLP's report for those two years is not included in this Annual Report on Form 10-K.

     Even if Arthur Andersen LLP were to reissue its report for the years 1997 and 1996, there can be no assurance that such report would be identical to the report dated March 23, 1998, or that such reissued report would not include additional qualifications. However, GBCC is not aware of any subsequent events, transactions or other matters that would affect Arthur Andersen LLP's report.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                            DECEMBER 31,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------
Current Assets:
 Cash and cash equivalents                           $10,616,000   $ 6,555,000
 Accounts receivable                                     367,000        61,000
 Inventories                                             378,000       164,000
 Due from affiliates                                   1,303,000       723,000
 Option payment                                                -     1,000,000
 Refundable deposits and other
  current assets                                         938,000       878,000
                                                     -----------   -----------

  Total current assets                                13,602,000     9,381,000
                                                     -----------   -----------

Investment in Limited Partnership                      3,104,000     2,256,000
                                                     -----------   -----------

Property and Equipment:
 Land                                                          -       864,000
 Operating equipment                                   1,564,000     1,317,000
                                                     -----------   -----------

                                                       1,564,000     2,181,000
 Less - accumulated depreciation
  and amortization                                    (1,100,000)     (971,000)
                                                     -----------   -----------

  Net property and equipment                             464,000     1,210,000
                                                     -----------   -----------

Other Assets:
 Due from affiliates, net of valuation allowances      2,767,000     2,897,000
 Other assets                                              9,000         8,000
                                                     -----------   -----------

  Total other assets                                   2,776,000     2,905,000
                                                     -----------   -----------

                                                     $19,946,000   $15,752,000
                                                     ===========   ===========



          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                          DECEMBER 31,
                                                 ------------------------------
                                                      1998            1997
                                                 --------------  --------------
Current Liabilities:
 Current maturities of long-term debt            $  85,000,000   $  85,055,000
 Borrowings from affiliate                           6,750,000      12,422,000
 Accounts payable                                    2,232,000         967,000
 Accrued liabilities -
  Salaries and wages                                   235,000         133,000
  Interest                                           8,780,000       6,875,000
  Other                                                239,000         190,000
 Other current liabilities                             296,000         730,000
                                                 -------------   -------------

  Total current liabilities                        103,532,000     106,372,000
                                                 -------------   -------------

Investment in and Advances to GB Holdings, Inc.              -      20,996,000
                                                 -------------   -------------

Long-Term Debt                                      35,040,000      30,894,000
                                                 -------------   -------------

Other Noncurrent Liabilities                                 -         606,000
                                                 -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding              519,000         519,000
 Additional paid-in capital                         75,212,000      75,212,000
 Accumulated deficit                              (194,357,000)   (218,847,000)
                                                 -------------   -------------

  Total shareholders' deficit                     (118,626,000)   (143,116,000)
                                                 -------------   -------------

                                                 $  19,946,000   $  15,752,000
                                                 =============   =============



                The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                      1998           1997           1996
                                                  -------------  -------------  -------------
Revenues:
 Casino                                           $        -     $234,477,000   $242,889,000
 Rooms                                                     -        9,691,000     13,505,000
 Food and beverage                                         -       32,968,000     35,853,000
 Computer services                                   5,255,000      1,529,000      1,342,000
 Other                                               3,716,000     10,030,000     18,903,000
                                                  ------------   ------------   ------------

                                                     8,971,000    288,695,000    312,492,000
 Less - Promotional allowances                             -      (25,004,000)   (27,929,000)
                                                  ------------   ------------   ------------

  Net revenues                                       8,971,000    263,691,000    284,563,000
                                                  ------------   ------------   ------------
Expenses:
 Casino                                                    -      199,746,000    218,990,000
 Rooms                                                     -        2,590,000      4,456,000
 Food and beverage                                         -       10,815,000     12,030,000
 Other                                               1,314,000      3,096,000      5,468,000
 General and administrative                          4,724,000     16,192,000     19,363,000
 Depreciation and amortization                         129,000     14,464,000     19,868,000
                                                  ------------   ------------   ------------

  Total expenses                                     6,167,000    246,903,000    280,175,000
                                                  ------------   ------------   ------------

  Income from operations                             2,804,000     16,788,000      4,388,000
                                                  ------------   ------------   ------------
Non-operating income (expenses):
 Interest income                                       942,000      1,486,000      1,852,000
 Interest expense                                  (16,194,000)   (38,246,000)   (39,851,000)
 Equity in earnings of Limited Partnership           6,494,000      5,012,000            -
 Equity in earnings of and gain on elimination
   of investment in GB Holdings, Inc.               31,233,000            -              -
 Restructuring costs                                (1,548,000)      (505,000)           -
 Gain (loss) on disposal of assets                     472,000      2,120,000     (1,795,000)
                                                  ------------   ------------   ------------

  Total non-operating income (expense), net         21,399,000    (30,133,000)   (39,794,000)
                                                  ------------   ------------   ------------

Income (loss) before income taxes,
  extraordinary and other items                     24,203,000    (13,345,000)   (35,406,000)
Write off deferred financing costs                         -       (6,515,000)           -
                                                  ------------   ------------   ------------

Income (loss) before income taxes and
 extraordinary item                                 24,203,000    (19,860,000)   (35,406,000)

Income tax benefit (provision)                         287,000     (1,014,000)      (160,000)
                                                  ------------   ------------   ------------

Income (loss) before extraordinary item             24,490,000    (20,874,000)   (35,566,000)

Extraordinary item:
 Gain on early extinguishment of debt                      -          310,000            -
                                                  ------------   ------------   ------------

Net income (loss)                                 $ 24,490,000   $(20,564,000)  $(35,566,000)
                                                  ============   ============   ============

Basic and diluted net income (loss)
 per common share:
 Income (loss) before extraordinary item          $       4.72   $      (4.02)  $      (6.86)
 Extraordinary item                                       -               .06           -
                                                  ------------   ------------   ------------

 Net income (loss)                                $       4.72   $      (3.96)  $      (6.86)
                                                  ============   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998



                                                                  ADDITIONAL
                                               COMMON STOCK         PAID-IN     ACCUMULATED
                                          ----------------------
                                             SHARES      AMOUNT     CAPITAL       DEFICIT
                                          ------------  --------  -----------  --------------
BALANCE, JANUARY 1, 1996                     5,186,627  $519,000  $23,783,000  $(162,717,000)
  Capital contribution                             -         -     14,774,000            -
  Net loss                                         -         -            -      (35,566,000)
                                          ------------  --------  -----------  -------------

BALANCE, DECEMBER 31, 1996                   5,186,627   519,000   38,557,000   (198,283,000)
  Sale of general partnership interest             -         -     13,024,000            -
  Forgiveness of affiliate debt                    -         -     23,631,000            -
 Net loss                                          -         -            -      (20,564,000)
                                          ------------  --------  -----------  -------------

BALANCE, DECEMBER 31, 1997                   5,186,627   519,000   75,212,000   (218,847,000)
  Net income                                       -         -            -       24,490,000
                                          ------------  --------  -----------  -------------

BALANCE, DECEMBER 31, 1998                   5,186,627  $519,000  $75,212,000  $(194,357,000)
                                          ============  ========  ===========  =============


          The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------
                                                                     1998           1997           1996
                                                                 -------------  -------------  -------------
OPERATING ACTIVITIES:
 Net income (loss)                                               $ 24,490,000   $(20,564,000)  $(35,566,000)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Extraordinary item                                                    -           (310,000)         -
  Write off deferred financing costs                                    -          6,515,000
  Depreciation and amortization, including
   accretion of debt discount                                       4,848,000     21,952,000     27,163,000
  (Gain) loss on disposal of assets                                  (472,000)    (2,120,000)     1,795,000
  Provision for doubtful accounts                                     115,000      3,408,000      2,167,000
  Equity in earnings of Limited Partnership                        (6,494,000)    (5,012,000)           -
  Distributions received from Limited Partnership                   5,646,000      4,856,000            -
  Equity in earnings of and gain on elimination of investment
   in GB Holdings, Inc.                                           (31,233,000)           -              -
  Deferred income tax (benefit) provision                            (287,000)       220,000         51,000
  Increase in accounts receivable                                    (306,000)      (607,000)      (972,000)
  Increase (decrease) in accounts payable and
   other accrued liabilities                                        7,923,000       (902,000)     2,108,000
  Net change in other current assets and liabilities               (1,235,000)     2,991,000        388,000
  Net change in other noncurrent assets and liabilities              (807,000)     1,922,000       (161,000)
                                                                 ------------   ------------   ------------

     Net cash provided by (used in) operating activities            2,188,000     12,349,000     (3,027,000)
                                                                 ------------   ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                 (247,000)    (3,915,000)    (8,085,000)
 Deconsolidation of GB Holdings, Inc.                                     -      (13,871,000)           -
 Increase in cash from sale of subsidiary                             245,000            -              -
 Decrease in cash from sale of Limited Partnership                        -         (451,000)           -
 Proceeds from disposal of assets                                   1,300,000         59,000      2,594,000
 Collections on notes receivable                                      611,000        353,000      9,361,000
 Obligatory investments                                                   -       (2,876,000)    (3,062,000)
 Short-term investments                                                   -        2,000,000     (2,000,000)
 Investments in and advances to unconsolidated affiliates                 -       (6,500,000)    (2,946,000)
 Distributions from unconsolidated affiliate                              -          750,000            -
                                                                 ------------   ------------   ------------

   Net cash provided by (used in) investing activities              1,909,000    (24,451,000)    (4,138,000)
                                                                 ------------   ------------   ------------

FINANCING ACTIVITIES:
 Issuance of long-term debt                                               -              -          700,000
 Net (repayments) borrowings on short-term credit facilities              -       (2,000,000)     2,000,000
 Net borrowings from affiliate                                            -              -        1,750,000
 Deferred financing costs                                                 -              -          (10,000)
 Repayments of long-term debt                                         (36,000)    (2,334,000)    (2,351,000)
                                                                 ------------   ------------   ------------

  Net cash (used in) provided by financing activities                 (36,000)    (4,334,000)     2,089,000
                                                                 ------------   ------------   ------------

  Net increase (decrease) in cash and cash equivalents              4,061,000    (16,436,000)    (5,076,000)
  Cash and cash equivalents at beginning of year                    6,555,000     22,991,000     28,067,000
                                                                 ------------   ------------   ------------

  Cash and cash equivalents at end of year                       $ 10,616,000   $  6,555,000   $ 22,991,000
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

     On December 31, 1996, Hollywood Casino Corporation ("HCC"), owner of approximately 80% of the outstanding common stock of GBCC, distributed such stock to its shareholders. As a result, approximately 36% of GBCC's outstanding stock is owned by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 54% of HCC. HCC owns the Aurora Casino and the Tunica Casino.

     Effective April 1, 1997, HCC acquired the general partnership interest in Pratt Management, L.P. ("PML"), the limited partnership which holds the management contract on the Aurora Casino from PPI Corporation, a wholly owned subsidiary of GBCC. As a result, GBCC's investment in PML is now being presented under the equity method of accounting (see Note 7). For all periods through March 31, 1997, PML was wholly owned by subsidiaries of GBCC; accordingly, the operating results of PML, together with its assets and liabilities, were consolidated with GBCC for financial statement purposes.

     On January 5, 1998, GB Holdings, Inc. ("Holdings"), a wholly owned subsidiary of GBCC at that date, together with its wholly owned subsidiaries GB Property Funding Corp. ("GB Property Funding") and Greate Bay Hotel and Casino, Inc. ("GBHC"), filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On January 11, 1999, the Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. No plan of reorganization has been formally presented by the debtors or any other party.

     The accompanying consolidated financial statements have been prepared assuming that GBCC will continue as a going concern. As discussed above, certain affiliates of GBCC filed for Chapter 11 bankruptcy protection on January 5, 1998. The affiliate filings under Chapter 11 have resulted in a default under the indenture for $85,000,000 principal amount of 11 5/8% senior notes due 2004 (the "PRT Funding Notes") issued by PRT Funding Corp. ("PRT Funding"), an indirect, wholly owned subsidiary of GBCC. Accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. As a result of the Chapter 11 filings, GBHC filed a motion seeking to reject the Sands' management contract with New Jersey Management, Inc. ("NJMI"), a wholly owned subsidiary of GBCC. An interim agreement entered into by NJMI and GBHC significantly reduced the fees paid to NJMI (see Note 6). The motion to reject the management contract was granted by the Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement (see Note 10), GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract and, with the passage of time, the cancellation thereof. Pratt Casino Corporation

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

("PCC"), a wholly owned subsidiary of GBCC and guarantor of the PRT Funding Notes, does not have sufficient assets to satisfy the outstanding amounts applicable to the PRT Funding Notes. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the PRT Funding Notes continued.

     In March 1999, PCC, GBCC and the holders of the PRT Funding Notes reached an agreement in principle with HCC for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration as part of a debt restructuring (the "Restructuring") of PRT Funding, PCC and other subsidiaries of PCC. Following the Restructuring, PCC's assets will consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino. These assets will serve as collateral for $39,250,000 of 11 7/8% Senior Secured Notes due November 1, 2003 (the "PCC Notes") which PCC will issue to the PRT Funding noteholders as part of the Restructuring. For the year ended December 31, 1998, these assets generated pre-tax earnings to PCC of $7,694,000. The revenues and resulting net earnings generated by these assets will be the sole source of funds for PCC's payment obligations under the PCC Notes. Cash available from the management contract and consulting agreement in excess of interest payment requirements will be used to make mandatory redemptions of the PCC Notes.

     As contemplated in the Restructuring, holders of the PRT Funding Notes would also receive 100% of the interest in a liquidating trust which would hold the remaining assets (except for the stock of Holdings) of PCC and its subsidiaries not acquired by HCC. Such assets would consist primarily of claims against Holdings, GB Property Funding and GBHC in the Chapter 11 proceedings.

     The successful completion of the Restructuring is subject to the execution of definitive documents and will require that PCC and PRT Funding file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by the various gaming regulatory organizations having jurisdiction over the management contract and consulting agreement. There can be no assurance at this time that the Restructuring will be successfully completed.

     After consummation of the Restructuring, GBCC's only significant remaining operating activity will be the development, installation and maintenance of casino systems by its wholly owned subsidiary, Advanced Casino Systems Corporation ("ACSC"). GBCC and its subsidiaries will continue to have debt outstanding to HCC consisting of (i) demand notes and accrued interest thereon totaling $8,531,000 at December 31, 1998 (see Notes 3 and 6) and (ii) a 14 7/8% secured promissory note due 2006 in the amount of $35,040,000 at December 31, 1998 (see Note 4). The current level of ACSC's operations is not sufficient to provide debt service on the HCC obligations and, consequently, GBCC will be insolvent after the Restructuring. GBCC has commenced discussions with HCC to restructure its obligations; however, there can be no assurance at this time that such discussions will result in a restructuring of GBCC's obligations with HCC.

     The insolvency of GBCC raises substantial doubt about its ability to continue as a going concern. The consolidated financial statement do not include any adjustments that might result from the outcome of these uncertainties.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

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

 PRINCIPLES OF CONSOLIDATION -

     Except as noted in the following paragraph, the consolidated financial statements include the operating activities and cash flows of GBCC and its wholly owned subsidiaries prior to December 31, 1998. All significant intercompany transactions have been eliminated. Investments in unconsolidated affiliates, including joint ventures, that are 50% or less owned are accounted for by the equity method.

     As a result of the Chapter 11 filings discussed in Note 1, GBCC's control over the filing subsidiaries is subject to supervision of the Bankruptcy Court and GBCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Prior to July 7, 1998, NJMI was responsible for the operations of the Sands under a management agreement with GBHC (see Note
6). On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the existing management agreement with NJMI. A substitute agreement (the "Interim Agreement") was entered into on June 27, 1998 and approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, NJMI continued to provide certain agreed upon services to GBHC until September 28, 1998. Furthermore, as the result of a settlement agreement reached by GBCC and Holdings during September 1998 (see Note 10), GBCC no longer controls the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets. GBCC's negative investment in Holdings and its subsidiaries on the accompanying consolidated balance sheet at December 31, 1997 reflects GBCC's investment under the equity method of accounting. During the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for under the equity method of accounting (see Note 9). As a result of GBCC no longer controlling the operations of the Sands, the expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, GBCC's investment in Holdings and its subsidiaries as well as certain amounts due to Holdings (see
Note 3) were revalued to a zero basis effective on July 1, 1998. Accordingly, for periods subsequent to June 30, 1998, GBCC is accounting for its investment in Holdings under the cost method of accounting. The elimination of the investment in and amounts due to Holdings has resulted in a gain of $27,510,000 which has been combined with equity in the earnings of Holdings on the accompanying consolidated statement of operations for the year ended December 31, 1998.

 REVENUE RECOGNITION -

     ACSC, a wholly owned subsidiary of GBCC, licenses casino information technology systems to affiliates of GBCC as well as to non-affiliated casino companies. Certain of ACSC's sales of software to third parties are pursuant to agreements which specify modifications to be made, require on-going vendor

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES support or provide for other specialized terms and conditions. In recognizing revenue under such agreements, ACSC has adopted and complies with the reporting requirements of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") issued by the American Institute of Certified Public Accountants. The provisions of SOP 97-2 require, among other things, that revenue from software sales that do not require significant production, modification or customization be recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed as determinable and collectability is probable. Software sales for which significant modifications are required are recognized under a percentage-of-completion method based on costs incurred to date compared with total estimated costs.

 CASINO REVENUES, PROMOTIONAL ALLOWANCES AND DEPARTMENTAL EXPENSES -

     The Sands recognized the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots and certain progressive table game payouts.

     The estimated value of rooms, food and beverage and other items which were provided to customers without charge was included in revenues and a corresponding amount was deducted as promotional allowances. The costs of such complimentaries were included as casino expenses on the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 1997 and 1996 were as follows:


                                                     1997           1996
                                                  -----------    -----------
Rooms                                             $ 5,617,000    $ 6,170,000
Food and beverage                                  28,144,000     29,357,000
Other                                               2,991,000      4,435,000
                                                  -----------    -----------

                                                  $36,752,000    $39,962,000
                                                  ===========    ===========

 CASH AND CASH EQUIVALENTS -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

 ALLOWANCE FOR DOUBTFUL ACCOUNTS -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. A provision for doubtful accounts amounting to $115,000 was made during 1998. Provisions for doubtful accounts at the Sands amounting to $3,195,000 and $2,167,000 were made during the years ended December 31, 1997 and 1996, respectively.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

 INVENTORIES -

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

 PROPERTY AND EQUIPMENT -

     Operating equipment is recorded at cost and is being depreciated utilizing the straight-line method over estimated useful lives of three to 15 years.

     On October 1, 1996, GBHC revised the estimated useful life of its buildings from 25 years to 40 years. Management believes the change in estimated life more appropriately reflected the timing of the economic benefit to be received from these assets. The effect of this change reduced depreciation and amortization expense and net loss by approximately $761,000 for the year ended December 31, 1996.

 DEFERRED FINANCING COSTS -

     The costs of issuing long-term debt, including all underwriting, legal and accounting fees, were capitalized and were being amortized over the term of the related debt issue. As a result of the filings under Chapter 11 on January 5, 1998, remaining deferred financing costs in the amount of $6,515,000 were determined to be unrealizable and were written off on the accompanying consolidated statement of operations for the year ended December 31, 1997. The unamortized balance of deferred financing costs amounted to $7,653,000 at December 31, 1996. Amortization of deferred financing costs was $1,072,000 and $1,087,000 for the years ended December 31, 1997 and 1996, respectively.

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

 ACCRUED INSURANCE -

     GBCC is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimate of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, GBCC's ultimate liability may differ from the amounts accrued.

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

 INTEREST EXPENSE -

     Interest expense includes the accretion of debt discount amounting to $4,719,000, $7,488,000 and $7,295,000, respectively, during the years ended December 31, 1998, 1997 and 1996.

  NET INCOME (LOSS) PER COMMON SHARE -

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

     Under SFAS 128, basic earnings per common share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated for periods in which income from continuing operations was earned by dividing the components of net income by the weighted average number of shares of common stock and potential common shares outstanding. All potential common shares are excluded from the calculation of diluted net loss per share for periods during which a loss was incurred because the effect of their inclusion would be antidilutive.

     For each of the years ended December 31, 1998, 1997 and 1996, there were no potential common shares outstanding and basic and diluted income (loss) per share were the same. The weighted average number of shares of common stock used in the calculation of both basic and diluted income (loss) per share was 5,186,627 for each of the years ended December 31, 1998, 1997, and 1996.

 RECENT ACCOUNTING PRONOUNCEMENTS -

     The Financial Accounting Standards Board (the "FASB") has issued a new standard, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation and disclosure of comprehensive income, which is defined as the change in a company's equity resulting from non-owner transactions and events. SFAS 130 became effective December 15, 1997 and requires the reclassification of all prior periods presented. GBCC has adopted the provisions of SFAS 130; however, the statement provides that an enterprise that has no items of other comprehensive income for any period presented need only report net income. GBCC has no such other comprehensive income items for any period presented; accordingly, the presentation and disclosure requirements of SFAS 130 are not applicable.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

     The FASB has also issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131, which became effective for fiscal years beginning after December 15, 1997, requires publicly-held companies to report financial and descriptive information concerning its reportable operating segments. An operating segment is defined as a component of a business which (i) earns revenues and incurs expenses, (ii) has its operating results reviewed on a regular basis by the company's chief operating decision maker to determine how the company's resources should be allocated and to assess its performance and (iii) has separate financial information available. During the years ended December 31, 1997 and 1996, the operations of the Sands accounted for in excess of 90% of consolidated net revenues and comprised virtually all of GBCC's consolidated assets. As a result of the filings under Chapter 11 and the resulting presentation of Holdings and its subsidiaries under the cost and equity methods of accounting (see Note 2), GBCC's single remaining operating segment is comprised of ACSC. Accordingly, for each year presented, management believes that GBCC's operations have consisted of a single operating segment and additional segment information is not presented herein.

     In June 1998, the FASB issued a new statement, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective for fiscal years beginning after June 15, 1999. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholders' equity until a hedged transaction occurs. GBCC does not believe the adoption of SFAS 133 will have a significant impact on its financial position or results of operations.

 RECLASSIFICATIONS -

     Certain reclassifications have been made to the prior years' financial statements to conform to the 1998 consolidated financial statement presentation.

(3)  SHORT-TERM CREDIT FACILITIES AND BORROWINGS FROM AFFILIATES

     GBCC and its subsidiaries had outstanding affiliate borrowings from HCC of $6,750,000 as of both December 31, 1998 and 1997. During the third quarter of 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996; such funds were loaned by GBCC to GBHC for working capital purposes on the same terms. On September 2, 1998, the working capital loans to GBHC were cancelled as part of a settlement agreement among GBCC and Holdings, together with certain of their subsidiaries, and HCC (see Note 10). In addition, a $250,000 loan from HCC with interest at the rate of 14% per annum payable semiannually was due on April 1, 1998; to date, such payment has not been made.

     GBHC made an advance to a GBCC subsidiary in the amount of $5,672,000. The GBCC subsidiary which received the advance is insolvent and GBCC has no obligation with respect to the advance. At December 31, 1997, the accompanying consolidated balance sheet reflects such advance in borrowings from affiliates and reflects accrued interest in the amount of $3,978,000 in interest payable. A settlement agreement entered into by GBCC and GBHC during September 1998 (see
Note 10) provides, among other things, that GBHC preserves whatever rights of offset, if any, it might have with respect to such advance together with accrued interest thereon against $15,000,000 of subordinated loans made to GBHC by other GBCC subsidiaries (see Note 6). As GBHC's only recourse, if any, is against intercompany obligations

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES already fully reserved by GBCC, the advance and accrued interest amounting to $4,602,000 were eliminated from the consolidated balance sheet of GBCC and are included in the gain of $27,510,000 on elimination of investment in Holdings included on the accompanying consolidated statement of operations for the year ended December 31, 1998 (see Note 1).

     During January 1997 GBCC repaid $2,000,000 outstanding on a $5,000,000 bank line of credit and the line of credit was cancelled.

(4)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. The Bankruptcy Court continued to extend the exclusive period of the debtors to file a plan of reorganization until January 11, 1999. No additional period of exclusivity has been granted. The filings of such petitions constitute a default under the indenture for the PRT Funding Notes. Accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated, is currently due and payable and is classified as current on the accompanying consolidated balance sheets.

                                                             DECEMBER 31,
                                                      ---------------------------
                                                          1998          1997
                                                      ------------  -------------
 11 5/8% senior notes, due 2004 (a)                   $ 85,000,000  $ 85,000,000
 14 7/8% secured promissory note, due 2006, net of
   discount of $12,562,000 and $17,281,000,
   respectively (b)                                     35,040,000    30,321,000
 Other (Note 11)                                                 -       628,000
                                                      ------------  ------------

     Total indebtedness                                120,040,000   115,949,000
   Less - current maturities                            85,000,000   (85,055,000)
                                                      ------------  ------------

     Total long-term debt                             $ 35,040,000  $ 30,894,000
                                                      ============  ============

___________________________

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

(b) On February 17, 1994, PPI Funding Corp., a subsidiary of GBCC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for the $38,779,000 principal amount of 15 1/2% unsecured notes (the "PCPI Notes") held by HCC and issued by PCPI Funding Corp., another subsidiary of GBCC. The PPI Funding Notes were discounted to yield interest at the rate of 14 7/8% per annum and had a face value of $110,636,000. Subsequent principal payment by PPI Funding Corp. reduced the maturity value of the notes to $98,353,000 at December 31, 1996. During the second quarter of 1997, HCC assigned $13,750,000 undiscounted principal amount of the PPI Funding Notes to PPI Corporation as consideration, in part, for HCC's acquisition of the general partnership interest in PML (see Note 6). Such assignment reduced the maturity value of the notes to $84,603,000. At December 31, 1997, an additional $37,000,000 undiscounted face value ($23,631,000 discounted value) of the PPI Funding Notes was forgiven by HCC, further reducing the maturity value to $47,603,000. Because of the continued affiliation of HCC and GBCC, the forgiveness of debt was reflected by GBCC as a credit to paid-in capital on the accompanying consolidated statement of changes in shareholders' deficit at December 31, 1997. Payment of interest on the PPI Funding Notes is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of GBCC.

     Scheduled payments of long-term debt as of December 31, 1998, exclusive of the PRT Funding Notes which are currently in default and accelerated, are $47,603,000 in 2006.

     Interest paid, net of amounts capitalized, amounted to $4,968,000, $30,102,000 and $31,206,000, respectively, during the years ended December 31, 1998, 1997 and 1996.

(5)  INCOME TAXES

     During 1998, the Company was advised by HCC, its former parent, that a revised tax treatment with respect to the distribution of GBCC stock owned by HCC to HCC's shareholders on December 31, 1996 might be necessary. HCC subsequently revised its tax treatment of the distribution which resulted in a reduction of the net operating loss carryforwards ("NOL's") available to GBCC for federal income tax purposes. In addition, the revised tax treatment resulted in adjustments to GBCC's deferred tax assets and liabilities as previously reported. The revised tax treatment had no effect on GBCC's assets, liabilities or operating results as reflected in its consolidated financial statements for any period presented as GBCC had provided valuation allowances to fully reserve its net deferred tax assets, including NOL's, for all such reporting periods. The effects on deferred taxes and on the valuation allowance resulting from the revised tax treatment have been included herein as adjustments during the year ended December 31, 1998.

     In connection with the revised tax treatment, GBCC has commenced litigation against its former independent accountants and tax advisors alleging negligent advice and breach of contract (see Note 10).

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

     Components of GBCC's benefit (provision) for income taxes consist of the following:

                                                     YEAR ENDED DECEMBER 31,
                                             ----------------------------------------
                                                 1998          1997          1996
                                             ------------  ------------  ------------
Federal income tax (provision) benefit:
 Current                                     $         -   $         -   $         -
 Deferred                                     (9,012,000)   (7,322,000)    5,757,000
State income tax (provision) benefit:
 Current                                               -      (794,000)     (109,000)
 Deferred                                        (21,000)      (36,000)      (51,000)
 Valuation allowance                           9,320,000     7,138,000    (5,757,000)
                                             -----------   -----------   -----------

                                             $   287,000   $(1,014,000)  $  (160,000)
                                             ===========   ===========   ===========

     GBCC did not pay any federal income taxes during the years ended December 31, 1998, 1997 or 1996. Total state income taxes paid by GBCC for the years ended December 31, 1998, 1997 and 1996 amounted to $319,000, $193,000 and
$123,000, respectively.

     A reconciliation between the calculated tax (provision) benefit based on the statutory rates in effect and the effective tax rates follows:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 1998          1997           1996
                                             ------------  -------------  -------------
Calculated income tax (provision) benefit    $(8,229,000)  $  6,647,000   $ 12,038,000
Tax benefit of operating
 losses not recognized                                 -              -    (11,098,000)
Forgiveness of debt by affiliate                       -      8,035,000              -
Amortization of excess
 purchase price                                        -              -       (601,000)
Other                                           (804,000)       506,000       (499,000)
Valuation allowance change                     9,320,000    (16,202,000)             -
                                             -----------   ------------   ------------
Tax benefit (provision) as shown on
 consolidated statements of operations       $   287,000   $ (1,014,000)  $   (160,000)
                                             ===========   ============   ============

     As a result of the distribution of GBCC's stock by HCC to its shareholders at December 31, 1996, GBCC is no longer included in HCC's consolidated federal income tax return. In addition, as a result of a settlement agreement entered into in September 1998 (see Note 10), Holdings and its subsidiaries will no longer be included in the consolidated tax return of GBCC for periods subsequent to December 31, 1998. As of December 31, 1998, GBCC and its subsidiaries, exclusive of Holdings and its subsidiaries, have NOL's totaling approximately $33,000,000 for federal income tax purposes, most of which do not begin to expire until the year 2005. Additionally, GBCC and its subsidiaries have various tax credits available totaling approximately $2,300,000 most of which expire by the year 2004. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES of such NOL's, credit carryforwards and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of such asset is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of such asset is more likely than not and, thus, has provided valuation allowances for substantially all of the deferred tax asset for all periods presented. The remaining deferred tax asset at December 31, 1998 represents state timing differences expected to be utilized and is included in other current assets on the accompanying consolidated balance sheet.

   The components of the net deferred tax asset are as follows:

                                                  DECEMBER 31,
                                          ----------------------------
                                              1998           1997
                                          -------------  -------------
Deferred tax assets:
 Net operating loss carryforwards         $ 11,946,000   $  9,388,000
 Forgiveness of affiliate debt                       -      9,438,000
 Allowance for doubtful accounts               130,000         85,000
 Alternative minimum tax credit                      -        270,000
 Investment and jobs tax credits             2,339,000      3,378,000
 Investment in consolidated subsidiary       2,866,000      4,428,000
 Other liabilities and accruals                113,000        298,000
 Deferred financing costs                    1,374,000        899,000
 Other                                         242,000        97,0000
                                          ------------   ------------

Deferred tax asset                          19,010,000     28,281,000
Valuation allowance                        (18,961,000)   (28,281,000)
                                          ------------   ------------

                                          $     49,000   $          -
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

     The Internal Revenue Service is currently examining the consolidated federal income tax returns of HCC for the years 1993 through 1996 in which GBCC was included. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of GBCC.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

(6)  TRANSACTIONS WITH RELATED PARTIES

     PML, a limited partnership wholly owned through March 31, 1997 by GBCC, earns management fees pursuant to a management agreement with Hollywood Casino - Aurora, Inc. ("HCA"), an HCC subsidiary. Such fees include a base management fee equal to 5% of the Aurora Casino's operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Effective as of April 1, 1997, HCC acquired the general partnership interest in PML from PPI Corporation. Management fees earned by GBCC prior to the April 1, 1997 sale of the general partnership interest amounted to $2,727,000. Such fees amounted to $9,360,000 during the year ended December 31, 1996.

     In April 1997, HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount ($7,597,000 discounted value) of PPI Funding Notes (see Note 4) and $350,000 of accrued interest due from GBCC to PPI Corporation in exchange for the general partnership interest in PML. The difference between the historical cost of PPI Corporation's investment in PML and the selling price ($13,024,000) was recorded as a credit to paid-in capital in 1997 (see Note 11). The $3,800,000 note is payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. The remaining note balances at December 31, 1998 and 1997 are $2,836,000 and $3,447,000, respectively. Of those balances, $622,000 and $552,000 are included in current amounts due from affiliates and $2,214,000 and $2,895,000 are included in noncurrent amounts due from affiliates at December 31, 1998 and 1997, respectively. Interest income on the note from HCC amounted to $439,000 and $383,000, respectively, during the years ended December 31, 1998 and 1997. Accrued interest receivable of $34,000 and $41,000, respectively, is included in amounts due from affiliates on the accompanying consolidated balance sheets at December 31, 1998 and 1997.

     Prior to May 1, 1998, NJMI was responsible for the operations of the Sands under a management agreement with GBHC. NJMI was entitled to receive annually
(i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and
(ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the existing management agreement with NJMI. The Interim Agreement was entered into on June 27, 1998 and was approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, effective as of May 1, 1998 and terminating on September 28, 1998, NJMI continued to provide certain agreed upon services to GBHC at a monthly fee of $165,000 of which $122,000 was paid on a monthly basis in arrears and the remaining $43,000 was deferred and is to be paid upon confirmation of GBHC's plan of reorganization by the Bankruptcy Court. All management fees terminated upon the granting of GBHC's motion to reject the management contract by the Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement (see Note
10), GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract and, with the passage of time, the cancellation thereof.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

     Fees earned by NJMI under the management agreement and Interim Agreement amounted to $2,405,000 for the year ended December 31, 1998. Management fees receivable from the Sands at December 31, 1998 and 1997 amounted to $267,000 and $34,000, respectively, net of a valuation allowance of $115,000 at December 31, 1998. Of the amount receivable at December 31, 1998, $30,000, net of the aforementioned valuation allowance, which was earned prior to GBHC's bankruptcy filing, is included in noncurrent due from affiliates on the accompanying consolidated balance sheet and is subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court.

     Pursuant to a ten-year consulting agreement with Hollywood Casino - Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino, a subsidiary of GBCC receives monthly consulting fees of $100,000. Total fees earned for each of the years ended December 31, 1998, 1997 and 1996 amounted to $1,200,000.

     HCC allocates certain general and administrative costs to GBCC and its subsidiaries pursuant to services agreements. During 1996 HCC was obligated under the terms of an administrative services agreement to pay GBCC $50,000 per month. Net allocated costs and fees charged to GBCC and its subsidiaries by HCC amounted to $928,000, $1,843,000 and $2,486,000, respectively, during the years ended December 31, 1998, 1997 and 1996. In connection with such charges, payables in the amount of $170,000 and $149,000 are included in accounts payable on the accompanying consolidated balance sheets at December 31, 1998 and 1997, respectively.

     ACSC provides computer, marketing and other administrative services to GBHC and to HCC and its subsidiaries. Computer services provided include hardware, software and operator support and, for the most part, such services are billed by ACSC at its direct cost plus expenses incurred. ACSC and HCT entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999 to provide such services and to license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also pays ACSC a fixed license fee of $33,600 per month. ACSC's billings to HCC and its subsidiaries for such services amounted to $1,147,000, $809,000 and $618,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Such charges to GBHC amounted to $787,000 for the year ended December 31, 1998. Unpaid charges from HCC and its subsidiaries included in due from affiliates on the accompanying consolidated balance sheets for the years ended December 31, 1998 and 1997 amounted to $122,000 and $78,000, respectively.

     Many of the marketing and administrative services now provided to HCC and its subsidiaries by ACSC were previously provided by GBHC. Such charges amounted to $704,000 and $1,344,000 during the years ended December 31, 1997 and 1996, respectively.

     On February 17, 1994, PRT Funding issued $15,000,000 of 14 5/8% junior subordinated notes (the "Junior Subordinated Notes") to HCC. Principal totaling $6,262,000 with respect to the Junior Subordinated Notes was subsequently assigned to GBCC by HCC in recognition of tax net operating losses of GBCC used by HCC. The remaining $8,738,000 of Junior Subordinated Notes, together with interest accrued thereon, was assigned to GBCC by HCC in connection with the distribution of its stock in GBCC to HCC's shareholders on December 31, 1996.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

     Interest expense with respect to borrowings from HCC is set forth below:

                                       YEAR ENDED DECEMBER 31,
                                  ----------------------------------
                                     1998        1997        1996
                                  ----------  ----------  ----------

PPI Funding Notes (Note 4)        $4,719,000  $7,488,000  $7,295,000
Junior Subordinated Notes                  -           -   1,277,000
Short-term borrowings (Note 3)       942,000     977,000   1,050,000

     During 1994, a GBCC subsidiary issued $40,524,000 discounted principal amount of PPI Funding Notes in exchange for the PCPI Notes held by HCC (see Note
4). Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balance at December 31, 1998 and 1997.

     Interest accrued on short-term borrowings at December 31, 1998 and 1997, which amounted to $1,781,000 and $839,000, respectively, is included in interest payable on the accompanying consolidated balance sheets.

     GBHC issued a promissory note in the amount of $10,000,000 on February 17, 1994 to PRT Funding. Such note accrues interest at the rate of 14 5/8% per annum and is payable semiannually commencing on August 17, 1994. The principal amount of the note is due on February 17, 2005. During the first quarter of 1997, GBHC also borrowed $5,000,000 from PCC for working capital purposes. Such borrowing accrues interest at the rate of 14 5/8% per annum payable semiannually commencing July 15, 1997. Prior to December 31, 1997, such notes and related interest were eliminated in consolidation. As a result of (i) GBHC no longer being included as a consolidated subsidiary and (ii) GBHC's filing under Chapter 11 making prospects for ultimate collection doubtful, the notes, together with accrued interest receivable aggregating $3,458,000, were reflected as an adjustment to GBCC's negative investment in Holdings on the accompanying consolidated balance sheet at December 31, 1997. In accordance with certain provisions of the September 1998 settlement agreement with GBCC (see Note 10), GBHC preserves whatever rights of offset, if any, it might have with respect to an advance made by GBHC to a GBCC subsidiary (see Note 3) against the $10,000,000 and $5,000,000 loans described above. The notes, together with accrued interest of $5,652,000, are fully reserved on the accompanying consolidated balance sheet at December 31, 1998.

     During the third quarter of 1996, GBCC loaned $6,500,000 to GBHC for working capital purposes. Such advance accrues interest at the rate of 13 3/4% per annum, payable quarterly commencing October 1, 1996. An additional $1,500,000 was loaned to GBHC during the first quarter of 1997 on the same terms. Repayment of such advances and the payment of the related interest are subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court and to approval by the New Jersey Casino Control Commission (the "Casino Commission"). Prior to December 31, 1997, such notes and the related interest were eliminated in consolidation. For the same reasons cited in the previous paragraph, the total advances to GBHC of $8,000,000, together with the related interest receivable of $1,496,000, were reflected as an adjustment to GBCC's negative investment in Holdings on the accompanying consolidated balance sheet at December 31, 1997. On September 2, 1998, the working capital loans to GBHC were cancelled as part of a settlement agreement among GBCC and Holdings, together with certain of their subsidiaries, and HCC (see Note 10).

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

(7)  INVESTMENT IN PRATT MANAGEMENT, L.P.

     Effective as of April 1, 1997, HCC acquired the general partnership interest in PML (see Notes 1 and 6) from PPI Corporation. PML earns management fees from the Aurora Casino and incurs operating and other expenses with respect to its management thereof. The general partner receives 99% of the first $84,000 of net income earned by the partnership each month and 1% of any income earned above such amount. PML earned management fees amounting to $8,872,000 for the year ended December 31, 1998 and $6,882,000 for the period from April 1, 1997 through December 31, 1997. PML also incurred operating and other expenses amounting to $1,313,000 for the year ended December 31, 1998 and $1,070,000 for the period from April 1, 1997 through December 31, 1997.

(8)  REGULATORY MATTERS

     ILLINOIS -

     Riverboat gaming operations in Illinois are subject to regulatory control by the Illinois Gaming Board (the "IGB"). Under the provisions of the Illinois gaming regulations, PML is required to maintain its supplier's license, which was most recently renewed in 1998 and expires in December 1999 with the condition that PML provide justification for future renewal. The IGB has expressed its opposition to the licensing of holders of management services contracts with percentage-based fees for Illinois riverboat gaming operations. PML's existing management contract is currently the only percentage-based management contract between a supplier and a riverboat gaming operation. PCC believes that the successful completion of the Restructuring previously described will enable PML to provide acceptable justification for renewal of the PML supplier's license in December 1999. If it were determined that gaming laws were violated by a licensee, the license held could be limited, conditioned, suspended or revoked. In addition, the licensee and other persons involved could be subject to substantial fines.

     NEW JERSEY -

     GBHC and NJMI conducted gaming operations in Atlantic City, New Jersey and operated a hotel and several restaurants, as well as related support facilities. The operation of an Atlantic City casino/hotel is subject to significant regulatory control. During 1996, the Casino Commission renewed GBHC's license to operate the Sands through September 30, 2000 (subject to review of the Sands' financial stability) and renewed NJMI's license to manage the Sands through September 30, 2000. Terms of the current license require GBHC to comply with periodic financial reporting requirements as well as obtain prior Casino Commission approval of certain cash transactions with affiliates. If it were determined that gaming laws were violated by a licensee, the gaming license held by each licensee could be conditioned, suspended or revoked. In addition, the licensees and other persons involved could be subject to substantial fines.

     Casino licensees are required to make certain approved investments in New Jersey or to pay an investment alternative tax. Casino licensees may obtain investment credits by purchasing bonds at below-market interest rates from the Casino Reinvestment Development Authority (the "CRDA") or by making qualified investments ("obligatory investments") approved by the CRDA. This governmental agency administers the statutorily mandated investments made by casino licensees and is required to expend the monies received by it for eligible projects
defined in the statute.   Provisions for valuation allowances on

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES obligatory investments during the years ended December 31, 1997 and 1996 amounted to $1,241,000 and $1,344,000, respectively.

(9) SUMMARIZED COMBINED FINANCIAL INFORMATION OF AND TRANSACTIONS WITH UNCONSOLIDATED AFFILIATES

     HOLDINGS -

     As discussed in Note 2, the operations of Holdings and its subsidiaries were accounted for under the equity method of accounting for the six month period from January 1, 1998 through June 30, 1998. Due to the significance of Holdings' operations, summarized consolidated results of operations of Holdings for the six month period ended June 30, 1998 are set forth below. For the years ended December 31, 1997 and 1996, Holdings' results of operations were included on the accompanying consolidated statements of operations. Additionally, certain summarized financial information concerning the assets and liabilities of Holdings and its subsidiaries as of December 31, 1997 have been set forth below. Balance sheet information as of December 31, 1998 is not presented for the reasons cited in Note 2 with respect to GBCC's no longer exercising control over Holdings and its subsidiaries. Transactions with Holdings and its subsidiaries are included in Note 6.

                                                         SIX MONTHS ENDED
                                                           JUNE 30, 1998
                                                         -----------------
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
                                                           ============

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                               DECEMBER 31,
                                                  1997
                                              ------------
Current assets                                $ 28,088,000
Noncurrent assets                              159,640,000
Current liabilities                             25,117,000
Noncurrent liabilities                         221,211,000

     OTHER UNCONSOLIDATED AFFILIATES -

     Summarized combined financial information with respect to GBCC's unconsolidated affiliates (which include joint ventures) are set forth below.

                                           YEAR ENDED DECEMBER 31,
                                    --------------------------------------
                                      1998         1997          1996
                                    ---------  ------------  -------------

Net revenues                        $ 12,000   $ 3,114,000   $ 39,314,000
Expenses                             (31,000)   (2,936,000)   (41,524,000)
Gain on sale of assets                     -    10,356,000              -
                                    --------   -----------   ------------

Net (loss) income                   $(19,000)  $10,534,000   $ (2,210,000)
                                    ========   ===========   ============

     Income and losses of GBCC's unconsolidated affiliates have not been reflected on the accompanying consolidated statements of operations as GBCC's investments in such affiliates were previously eliminated through the recognition of prior year losses.

     Current assets of such unconsolidated affiliates totalled $49,000 and $55,000, respectively, at December 31, 1998 and 1997. Current liabilities at December 31, 1998 amounted to $16,000; there were no current liabilities at December 31, 1997.

     GBCC agreed to contribute up to $3,900,000 as an additional investment in the partnership which owned the Sheraton Plaza hotel in Orlando, Florida to refurbish the hotel facility. Such contributions were agreed to in recognition of GBCC's partner having agreed to make $5,000,000 in principal reductions on the underlying mortgage note on the facility. GBCC was required to pay $2,946,000 to retire its share of the underlying indebtedness on the property in connection with the sale of the hotel in November 1996. During 1997, GBCC received $750,000 in distributions as part of the liquidation of the partnership.

     GBCC earned management and project fees from unconsolidated affiliates for the management and project supervision of certain hotel facilities. During the years ended December 31, 1998, 1997 and 1996, such fees amounted to $29,000, $292,000 and $1,167,000, respectively.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

(10) COMMITMENTS AND CONTINGENCIES

     SUBSIDIARY CHAPTER 11 FILINGS AND RELATED LITIGATION -

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On January 11, 1999, the Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. No plan of reorganization has been formally presented by the debtors or any other party.

     As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment; however, no such proceedings have been initiated. In March 1999, PCC, GBCC and the holders of the PRT Funding Notes reached an agreement in principle with HCC for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration as part of a debt restructuring (the "Restructuring") of PRT Funding, PCC and other subsidiaries of PCC. Following the Restructuring, PCC's assets will consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino. These assets will serve as collateral for $39,250,000 of 11 7/8% Senior Secured Notes due November 1, 2003 (the "PCC Notes") which PCC will issue to the PRT Funding noteholders as part of the Restructuring. For the year ended December 31, 1998, these assets generated pre-tax earnings to PCC of $7,694,000. The revenues and resulting net earnings generated by these assets will be the sole source of funds for PCC's payment obligations under the PCC Notes. Cash available from the management contract and consulting agreement in excess of interest payment requirements will be used to make mandatory redemptions of the PCC Notes.

     As contemplated in the Restructuring, holders of the PRT Funding Notes would also receive 100% of the interest in a liquidating trust which would hold the remaining assets (except for the stock of Holdings) of PCC and its subsidiaries not acquired by HCC. Such assets would consist primarily of claims against Holdings, GB Property Funding and GBHC in the Chapter 11 proceedings.

     The successful completion of the Restructuring is subject to the execution of definitive documents and will require that PCC and PRT Funding file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by the various gaming regulatory organizations having jurisdiction over the management contract and consulting agreement.

     On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the management agreement with NJMI (see Note 6). The Interim Agreement was entered into and approved by the Bankruptcy Court on July 7, 1998 and the motion to reject the management agreement was approved by the Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement described below, GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract and, with the passage of time, the cancellation thereof.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

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

     On September 2, 1998, the GBCC Parties reached a settlement with GBHC which was approved by the Bankruptcy Court. The terms of the settlement agreement provided, among other things, (i) that the GBCC Parties convey the land parcels and related mortgage note to GBHC in exchange for a cash payment equal to the GBCC Parties' cost in such land parcels with an additional $500,000 payment due upon confirmation of a plan of reorganization by the Bankruptcy Court and (ii) that GBHC be included in the consolidated federal income tax return of GBCC for 1997 and 1998 enabling GBCC to utilize GBHC's tax NOL's. The agreement also provided that on or before December 31, 1998, GBCC would cause Holdings and its subsidiaries to be deconsolidated from the GBCC federal income tax return by means of transferring 21% of the stock ownership of Holdings to an unconsolidated entity. Such transfer was accomplished effective as of December 31, 1998. In addition, the settlement agreement also allowed GBHC to offset its working capital loan from GBCC in the amount of $8,000,000 together with interest accrued thereon (see Note 6) against a claim asserted by GBHC against GBCC under the existing tax allocation agreements.

     GBCC licenses the "Sands" name under a license agreement dated as of May 19, 1987, which rights are sublicensed to GBHC. The license agreement has a term of 99 years and requires a royalty payment of the greater of 1.5% of gross room charges, as defined in the agreement, payable monthly, or $100,000 per calendar year. The license agreement may be terminated by either party in the event of a material breach, bankruptcy, suspension of normal business operations or certain other actions by the other party. GBCC intends to terminate the license agreement as a result of the licensor's suspension of normal business operations evidenced by the destruction of the Sands Hotel and Casino in Las Vegas in 1996. Pursuant to the terms of the sublicense agreement, termination of the license agreement results in automatic termination of the sublicense agreement. GBCC filed a motion with the Bankruptcy Court to allow GBCC's termination of the license agreement and the resulting termination of the sublicense agreement; the Bankruptcy Court denied such motion. As a result, GBCC may not be able to terminate the license agreement, although the Bankruptcy Court may, at some future time, allow GBCC to do so. If unable to terminate the license agreement, GBCC may remain liable for future royalty payments. GBCC filed an appeal to the decision of the Bankruptcy Court on March 10, 1999.

     PLANET HOLLYWOOD LITIGATION -

     Planet Hollywood International, Inc., a Delaware corporation, and Planet Hollywood (Region IV), Inc., a Minnesota corporation (collectively, "PHII"), filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division on July 29, 1996 against HCC, HCA and a member of the Pratt Family (collectively, the "Original Hollywood Defendants"). The Original Hollywood Defendants filed with the Court on September 18, 1996 an answer to PHII's lawsuit, along with numerous counterclaims against PHII, Robert Earl and Keith Barish (collectively, the "PHII Defendants"). PHII filed

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES with the Court on January 21, 1997, an amendment to their complaint which, among other things, added HCT (together with the Original Hollywood Defendants, the "Hollywood Defendants") and GBCC as defendants. The Original Hollywood Defendants filed with the Court on February 4, 1997, and GBCC and HCT filed with the Court on February 20, 1997, answers and counterclaims to such amended complaint.

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

     OTHER LITIGATION -

     On October 8, 1998, GBCC and HCC filed a complaint in the District Court of Dallas County, Texas against Arthur Andersen LLP, GBCC and HCC's former independent accountants, and certain of its partners alleging negligent advice and breach of contract with respect to the tax consequences resulting from the spin-off of GBCC's stock to HCC's shareholders on December 31, 1996. The lawsuit is currently in the initial stages of discovery.

(11) SUPPLEMENTAL CASH FLOW INFORMATION

     During the third quarter of 1998, GBCC transferred ownership of an indirect subsidiary to GBHC as part of the September 2, 1998 settlement agreement (see
Note 10). In connection with the transfer, certain liabilities of the subsidiary were assumed by GBHC as follows:

     Land                               $(864,000)
     Other assets                          (1,000)
     Net cash received                    245,000
     Investment in GBHC                    28,000
                                        ---------

       Mortgage note assumed            $(592,000)
                                        =========

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

     As a result of the Chapter 11 filings previously noted, and as more fully explained in Note 2, GBCC reflected its investment in Holdings under the equity method of accounting at December 31, 1997. Accordingly, the following non-cash assets and liabilities were eliminated from GBCC's consolidated balance sheet at December 31, 1997:

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
                                                        =============

     During the second quarter of 1997, PPI Corporation sold the general partnership in PML (see Notes 1 and 6) to HCC. The purchase price included the assignment of certain receivables from GBCC and the issuance of a note to PPI Corporation. In connection with the sale, certain liabilities of PPI Corporation were assumed by HCC as follows:

     Assignment of PPI Funding Notes            $(7,597,000)
     Assignment of interest receivable             (350,000)
     Note issued                                 (3,800,000)
     Interest reserve on PPI Funding Notes         (277,000)
     Credit to paid-in capital                   13,024,000
                                                -----------

       Liabilities assumed by HCC               $ 1,000,000
                                                ===========

     At December 31, 1996, HCC contributed certain receivables from GBCC and its subsidiaries to GBCC. Notes receivable amounting to $8,738,000 together with accrued interest thereon totaling $1,753,000 and other receivables of $4,283,000 with respect to pension obligations assumed during 1995 were contributed to GBCC.

(12) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value :

     CASH AND CASH EQUIVALENTS - The carrying amounts approximate fair value
     -------------------------
because of the short maturity of these instruments.

     NOTES RECEIVABLE - AFFILIATES - Notes receivable from affiliates are valued
     -----------------------------
at carrying amount.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

     INTEREST PAYABLE - The carrying amount of interest payable approximates
     ----------------
fair value because of the short maturity of the obligation; however, interest payable with respect to the PRT Funding Notes is based on the amount anticipated to be paid upon settlement of claims against PRT Funding.

     LONG-TERM DEBT - The fair value of GBCC's long-term debt is estimated based
     --------------
on either the quoted market prices of the underlying debt issue or on the discounted cash flow of future payments utilizing current rates available to GBCC for debt of similar remaining maturities. Borrowings from affiliates are valued at the carrying amount.

     The estimated carrying amounts and fair values of GBCC's financial instruments are as follows:

                                      DECEMBER 31, 1998         DECEMBER 31, 1997
                                  ------------------------  ------------------------
                                    CARRYING                  CARRYING
                                     AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                  -----------  -----------  -----------  -----------
Financial Assets
 Cash and cash equivalents        $10,616,000  $10,616,000  $ 6,555,000  $ 6,555,000
 Notes receivable - affiliates      2,836,000    2,836,000    3,447,000    3,447,000

Financial Liabilities
 Interest payable                 $ 8,780,000  $ 2,781,000  $ 6,875,000  $ 6,875,000
 Borrowings from affiliates         6,750,000    6,750,000   12,422,000   12,422,000
 11 5/8% PRT Funding Notes         85,000,000   42,500,000   85,000,000   64,600,000
 14 7/8% PPI Funding Notes         35,040,000   35,040,000   30,321,000   30,321,000
 Other notes payable                        -            -      628,000      580,000

(13) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 QUARTER
                         -------------------------------------------------------
                            FIRST         SECOND        THIRD         FOURTH
                         ------------  ------------  ------------  -------------
YEAR ENDED
  DECEMBER 31, 1998:
Net revenues             $ 2,482,000   $ 2,149,000   $ 1,556,000   $  2,784,000
                         ===========   ===========   ===========   ============

Net income (loss)        $ 2,275,000   $(2,187,000)  $25,227,000   $   (825,000)
                         ===========   ===========   ===========   ============

Net income (loss) per
  common share           $       .44   $      (.42)  $      4.86   $       (.16)
                         ===========   ===========   ===========   ============

YEAR ENDED
  DECEMBER 31, 1997:
Net revenues             $68,274,000   $68,164,000   $69,777,000   $ 57,476,000
                         ===========   ===========   ===========   ============

Net loss                 $(2,423,000)  $(3,052,000)  $(2,275,000)  $(12,814,000)
                         ===========   ===========   ===========   ============

Net loss per
  common share           $      (.47)  $      (.59)  $      (.43)  $      (2.47)
                         ===========   ===========   ===========   ============

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     GBCC filed a complaint on October 8, 1998 in the District Court of Dallas County, Texas against Arthur Andersen LLP ("Andersen"), GBCC's former certifying accountants, and others alleging negligent advice and breach of contract with respect to the tax consequences resulting from the spin off of its stock held by Hollywood Casino Corporation ("HCC") to HCC's shareholders on December 31, 1996.

     In view of the pending litigation discussed above, the Audit Committee of GBCC's Board of Directors voted on October 16, 1998 to terminate Andersen as GBCC's independent accountants. There were no disagreements with Andersen of the type which would require disclosure under Item 304 of Regulation S-K. Andersen's report on the consolidated financial statements of GBCC for the past two years included an explanatory paragraph referring to GBCC's disclosure concerning substantial doubt about its ability to continue as a going concern. Such uncertainty resulted from the filing by GBCC's most significant operating subsidiary on January 5, 1998 of a petition for protection under Chapter 11 of the United States Bankruptcy Code.

     GBCC, with the consideration and approval of its Audit Committee, engaged the firm of Deloitte & Touche LLP as its new certifying accountants.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information is set forth below concerning the executive officers and directors of Greate Bay Casino Corporation (the "Company").


               Name                 Age           Position
               ----                 ---           --------

John C. Hull......................   60  Chairman of the Board, Chief
                                         Executive Officer and Director

Edward T. Pratt III...............   43  President and Chief Operating Officer

Edward T. Pratt, Jr...............   75  Vice Chairman of the Board, Treasurer
                                         and Director

William D. Pratt..................   70  Executive Vice President, General
                                         Counsel, Secretary and Director

Lawrence C. Cole..................   52  Vice President for Management
                                         Information Systems

Charles F. LaFrano III............   44  Vice President

Jack E. Pratt.....................   71  Director and formerly Chief Executive
                                         Officer of the Company

Bernard A. Capaldi................   56  Director

Edward D. Muir....................   88  Director

Michael J. Chesser................   50  Director

     BUSINESS EXPERIENCE FOR PAST FIVE YEARS

     John C. Hull was elected to the positions shown above on January 2, 1998. He previously served as Corporate Controller of the Company since November 1994. Mr. Hull also served from April 1994 until January 1998 as Corporate Controller for Hollywood Casino Corporation ("HCC") which, prior to December 31,1996, owned approximately 80% of the outstanding common stock of the Company. In addition, Mr. Hull also served as a financial consultant to both the Company and HCC from 1990 until April 1994. Mr. Hull also served as Principal Accounting Officer for GB Holdings, Inc. ("Holdings") and GB Property Funding Corp. from November 1994 until January 1998. On January 5, 1998, these GBCC subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey.

     Edward T. Pratt, Jr. has served as Vice Chairman of the Board and a director and executive officer of the Company for more than five years. He also serves as Vice Chairman of the Board, President and Treasurer of HCC. Mr. Pratt also served until January 2, 1998 as Vice Chairman of the Board of Directors of Holdings and of GB Property Funding Corp. and as a director of Greate Bay Hotel and Casino, Inc. ("GBHC"). On January 5, 1998, these three GBCC subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey.

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

     Lawrence C. Cole has served as Vice President of Management Information Systems of the Company since December 1987. Mr. Cole also serves as Chief Executive Officer and President of Advanced Casino Systems Corporation ("ACSC"), a subsidiary of the Company which licenses software for automated casino accounting and control systems.

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

     Michael J. Chesser was elected to the Board of Directors of the Company on September 9, 1997. He is currently self employed as a business consultant. During 1998, Mr. Chesser was a vice president with Raytheon Company. He served as President and Chief Operating Officer of Atlantic Energy Corporation from 1994 until 1998 and served as a director for such company from 1996 until 1997. From 1987 until 1994, Mr. Chesser was Vice President of Baltimore Gas & Electric Company.

     FAMILY RELATIONSHIPS

     Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt are brothers (the "Pratt Brothers"). Edward T. Pratt III, President of the Company, is the son of Edward T. Pratt, Jr. There is no other family relationship between any of the directors and any executive officers of the Company or its subsidiaries or affiliates.

ITEM 11.  EXECUTIVE COMPENSATION

     SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table provides certain summary information concerning compensation paid or accrued by the Company, and its subsidiaries (exclusive of Holdings and its subsidiaries) to or on behalf of the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company determined as of the end of the last fiscal year (hereafter referred to as the named executive officers) for the fiscal years ended December 31, 1998, 1997 and 1996. Executive officers of Holdings and its subsidiaries are not included in the following table as the Company no longer exercises control over Holdings and no longer includes the operations of Holdings and its subsidiaries in its consolidated results of operations. Accordingly, officers of Holdings do not perform policy-making functions on behalf of the Company.


                                                                                            LONG-TERM
                                                          ANNUAL COMPENSATION              COMPENSATION
                                                -----------------------------------------
                                                                         OTHER ANNUAL        AWARDS/       ALL OTHER
     NAME AND PRINCIPAL POSITION        YEAR     SALARY     BONUS      COMPENSATION (1)      OPTIONS     COMPENSATION (2)
     ---------------------------       ------   ---------  --------  --------------------  ------------  ----------------
John C. Hull (3)                          1998   $302,485  $      -              $     -              -         $  4,000
 Chief Executive Officer and              1997    105,419         -                    -              -            1,750
 Chairman of the Board of Directors       1996     96,210         -                    -              -              957
 of the Company

Jack E. Pratt (3)                         1998    102,683         -                    -              -            7,225
 Formerly Chief Executive Officer         1997    208,526         -               14,000              -           16,960
 of the Company                           1996    259,947         -               14,000              -          139,992


Edward T. Pratt III(3)                    1998     69,494         -                    -              -            1,500
 President and Chief Operating            1997    192,913         -                    -              -            1,750
 Officer of the Company                   1996    141,588         -                    -              -              990

Lawrence C. Cole                          1998    310,312   102,805                    -              -            4,000
 Vice President of Management             1997    283,250    15,098                    -              -            3,500
 Information Systems of the Company       1996    280,201    28,559                    -              -            1,848

William D. Pratt (3)
 Executive Vice President, General        1998    107,937         -                    -              -            4,216
 Counsel and Secretary of the             1997    143,927         -               14,000              -            5,775
 Company                                  1996    123,623         -               14,000              -          107,605

 __________________________

(1) Represents directors' fees for service as a director to a subsidiary of the Company.

(2) Includes matching contributions by the Company to The Hollywood Casino Corporation and Subsidiaries Retirement Savings Plan on behalf of the named executive officer. See also "Employee Retirement Savings Plan" below. Amounts set forth for Jack E. Pratt and William D. Pratt also include pension benefit accruals on their behalf. See also "Employment Contracts" below.

(3) Amounts shown for John C. Hull, Jack E. Pratt, Edward T. Pratt III and William D. Pratt represent payments by the Company and its subsidiaries for services provided to them. The Pratts concurrently held positions as officers of HCC during the three year period ended December 31, 1998 and Mr. Hull held positions with HCC during 1997 and 1996. On December 31, 1996, HCC, owner of approximately 80% of the outstanding common stock of the Company, distributed such stock to its shareholders. During 1996, HCC reimbursed the Company for services provided by the Pratts to HCC pursuant to intercompany allocation agreements ratified by the respective Boards of Directors of the Company and HCC. Since January 1, 1997, the Company reimburses HCC for services provided to the Company by HCC employees pursuant to intercompany allocation agreements ratified by their respective Board of Directors.

     OPTION EXERCISES AND HOLDINGS

     The Pratt Hotel Corporation 1990 Incentive Stock Option Plan (the "Plan") has expired. No options under the Plan were granted or exercised during 1998 and no unexercised options remain outstanding.

     EMPLOYMENT CONTRACTS

     Jack E. Pratt, formerly Chairman of the Board and Chief Executive Officer of the Company and currently a Director, Edward T. Pratt, Jr., Vice Chairman of the Board and Treasurer of the Company, and William D. Pratt, Executive Vice President, Secretary and General Counsel of the Company, are under employment contracts with HCC and provide services to the Company pursuant to service and intercompany allocation agreements ratified by the respective Boards of Directors of the Company and HCC. Their employment contracts were executed during October 1989 and originally expired on December 31, 1994, but have subsequently been extended by amendment through December 31, 2001 with respect to Jack E. Pratt and to December 31, 2000 with respect to Edward T. Pratt, Jr. and William D. Pratt. Services to the Company will continue to be provided pursuant to intercompany allocation agreements so long as the Pratt Brothers remain officers of the Company. The terms of the contracts may be extended again by mutual agreement of the parties and the extended term, or any further extension thereof, will be followed immediately by a four-year period as consultants to HCC. Upon expiration of the consulting term, each of the Pratt Brothers will be entitled to receive a lifetime pension benefit and his designated beneficiary is entitled to receive a death benefit, throughout the term of the employment, consulting and pension benefit periods.

     The terms of the employment contracts provide for an annual base salary in the first year for Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt of $350,000, $223,000 and $191,000, respectively, subject to annual review and increase by the Compensation Committee of the Board of Directors. Compensation under the consulting and pension benefit provisions of the employment contracts of each of the Pratt Brothers will be 75% of the average of his three highest annual salaries during the employment term of the contract. The death benefit is derived by multiplying each Pratt Brother's highest annual salary during his employment term by 50%; such benefit will be paid annually to his designated beneficiary for a period of ten years after his death. The estimated annual pension benefit payable to Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt by HCC is currently $484,000, $244,000 and $221,000, respectively.

     Edward T. Pratt III, President and Chief Operating Officer of the Company, is under an employment contract with HCC dated as of May 1, 1996 and provides services to the Company pursuant to intercompany allocation agreements ratified by the respective Boards of Directors of the Company and HCC. The employment contract is for a term expiring on April 30, 2000 unless sooner terminated by either party. The terms of Mr. Pratt's agreement provide for a minimum annual base salary effective January 1, 1996 of $425,000, subject to annual review and increase by the Compensation Committee of the Board of Directors of HCC.

     John C. Hull, Chief Executive Officer of the Company, is under an employment agreement dated as of January 1, 1998 and continuing, unless sooner terminated by either party, until the earlier of December 31, 1999 or the completion of debt restructurings by certain of the Company's subsidiaries. The terms of Mr. Hull's agreement provide for an annual base salary of $300,000 and incentive bonuses based on the successful completion of the specified debt restructurings.

     Lawrence C. Cole, Vice President of Management Information Systems of the Company serves under an employment contract, as amended on November 30, 1998, with a wholly owned subsidiary of the Company. The employment agreement continues through December 31, 2001 unless sooner terminated by one of the respective parties. The terms of Mr. Cole's amended contract provides for a minimum annual base salary of $275,000 subject to annual increases based on changes in the Consumer Price Index, as defined in the employment contract, together with incentive bonuses based on operating results. Obligations of the subsidiary under the employment contract are guaranteed by GBHC.

     EMPLOYEE RETIREMENT SAVINGS PLAN

     On January 1, 1989, the Company adopted GBHC's qualified defined contribution plan for the benefit of all of the Company's employees who satisfy certain eligibility requirements. GBHC had adopted this plan for the benefit of its eligible employees in November 1984. Upon adoption by the Company, the former plan changed its name to The Hollywood Casino Corporation and Subsidiaries Retirement Savings Plan (the "Savings Plan"). Effective December 31, 1998, employees of GBHC no longer participate in the "Savings Plan," but are participants in a separate plan with identical coverages. The Savings Plan is qualified under the requirements of section 401(k) of the Code allowing participating employees to benefit from the tax deferral opportunities provided therein. All employees of the Company who have completed one year of service, as defined, and who have attained the age of 21, are eligible to participate in the Savings Plan.

     The Savings Plan provides for a matching contribution by the Company based upon certain criteria, including levels of participation by the Company's employees. The Company incurred matching contributions totaling approximately $737,000 for the year ended December 31, 1998.

     COMPENSATION OF DIRECTORS

     Nonemployee directors of the Company received an annual fee of $25,000 for service on the Board of Directors and $1,000 for each Board meeting attended during 1998. The Board of Directors of the Company held three regularly scheduled meetings and two special telephonic meetings during the year ended December 31, 1998. The Board of Directors of the Company has Audit and Compensation Committees, but does not have a standing nominating committee. Nonemployee members of the Audit Committee receive an annual fee of $2,500 for service on the committee and $500 for each committee meeting attended. No additional compensation or fees are paid to directors for attending Compensation Committee meetings.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors of the Company is comprised of Edward D. Muir, Bernard A. Capaldi and Jack E. Pratt. Neither Mr. Muir nor Mr. Capaldi is a former or current officer or employee of the Company or any of its subsidiaries. Jack E. Pratt served as an executive officer and director of the Company until January 2, 1998 and continues to serve as an executive officer and director of HCC. He also serves on the Compensation Committee of HCC.

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

     Mr. John C. Hull was elected to the position of Chief Executive Officer of the Company effective January 2, 1998. Pursuant to an employment agreement with the Company dated as of January 1, 1998 (the "Hull Employment Agreement"), the annual base salary of Mr. Hull was set at $300,000 effective as of January 1, 1998. There were no adjustments to the annual base salary of Mr. Hull or bonuses paid by the Company to Mr. Hull during fiscal year 1998 and there have been no adjustments or bonuses paid by the Company to date during fiscal year 1999.

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


                         Greate Bay Casino Corporation
                            Stock Price Performance
                            (January 1, 1994 = 100)

                                                  Greate Bay
                         Equity      Casino         Casino
   Date                  Index       Index        Corporation
-----------              ------      ------       -----------
January 1, 1994          100.0        100.0          100.0
March 31, 1994            96.2         86.7           72.3
June 30, 1994             96.4         66.3           68.1
September 30, 1994       101.1         74.4          104.3
December 30, 1994        100.7         76.8           70.2
March 31, 1995           110.5         99.3           70.2
June 30, 1995            121.3        111.1           70.2
September 29, 1995       131.2        107.0           80.9
December 29, 1995        138.7        101.8           38.3
March 29, 1996           146.5        124.2           48.9
June 28, 1996            152.8        144.6          134.0
September 30, 1996       157.9        120.2           61.7
December 31, 1996        170.6        111.1           29.8
March 31, 1997           174.6         95.5           25.5
June 30, 1997            204.3        104.9           23.4
September 30, 1997       221.4        122.1           23.4
December 31, 1997        228.6         97.7           21.3
March 31, 1998           259.6        106.4           17.0
June 30, 1998            267.7         95.0            8.5
September 30, 1998       240.8         63.8            4.3
December 31, 1998        294.1         66.9            3.5

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Based on filings with the Securities and Exchange Commission, no persons, other than certain directors of the Company, are known who beneficially owned more than 5% of the outstanding Common Stock as of the Record Date.

     SECURITY OWNERSHIP OF MANAGEMENT

     The following table presents the number of shares of Common Stock beneficially owned by each director, nominee for director and executive officer named under Item 11. "Executive Compensation" and by all current directors and officers of the Company as a group as of March 25, 1999:


                                    Shares of      Percentage of
                                   Common Stock     Outstanding
                                   Beneficially        Common
Beneficial Owner                     Owned (a)         Stock
----------------                  --------------   --------------
Jack E. Pratt..................      1,051,654(b)       20.3%
Edward T. Pratt, Jr............        180,469           3.5%
William D. Pratt...............        204,379(c)        3.9%
Edward T. Pratt III............        314,698(d)        6.1%
John C. Hull...................             --            --
Edward D. Muir.................             --            --
Bernard A. Capaldi, CPA........             --            --
Michael J. Chesser.............             --            --
Lawrence C. Cole...............             --            --
All directors and officers as
  a group (10 individuals).....      1,751,200          33.8%

__________________________

(a) Except as otherwise described, each individual has the sole power to vote and dispose of the Common Stock beneficially owned by him.

(b) Beneficial ownership is attributable to the following: (i) C.A. Pratt Partners, Ltd., a Texas limited partnership of which Jack E. Pratt is the General Partner, owns 58,106 shares (1.1%) of the outstanding common stock of the Company, (ii) 160,492 shares (3.1%) of the outstanding common stock of the Company held by Mr. Pratt as custodian for his minor children and
     (iii) 174,318 shares (3.4%) of the outstanding common stock of the Company owned of record by adult children of Mr. Pratt and subject to a proxy giving him the right to vote such shares and prohibiting the transfer of such shares without his approval.

(c) Beneficial ownership is attributable to the following: (i) WDP Jr. Family Trust, for which Mr. Pratt is the Trustee, owns 27,452 shares (less than 1%) of the outstanding common stock of the Company and (ii) 54,906 shares (1.1%) of the outstanding common stock of the Company owned of record by adult children of Mr. Pratt and subject to a proxy giving him the right to vote such shares and prohibiting the transfer of such shares without his approval.

(d) Beneficial ownership is attributable to 232,188 shares (4.5%) of the outstanding common stock of the Company owned of record by siblings of Mr. Pratt and subject to a proxy giving him the right to vote such shares and prohibiting the transfer of such shares without his approval.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     HOLLYWOOD CASINO CORPORATION. During 1990, HCC, which was then wholly owned by the Pratt Family, acquired approximately $38.8 million of unsecured notes (the "PCPI Notes") issued by PCPI Funding Corp., a subsidiary of the Company. As part of a refinancing in February 1994 of virtually all of the Company's casino-related outstanding debt, a newly formed subsidiary of the Company issued approximately $40.5 million discounted principal amount of new deferred interest notes (the "PPI Funding Notes") in exchange for the $38.8 million principal amount of PCPI Notes held by HCC. Interest expense accreted with respect to the PPI Funding Notes for the year ended December 31, 1998 amounted to $4.7 million. The PPI Funding Notes were discounted to yield 14 7/8% interest per annum and had an original face value of $110.6 million. Subsequent principal payments and the assignment of a portion of the PPI Funding Notes in 1997, as discussed below, reduced the maturity value to $84.6 million. At December 31, 1997, an additional $37 million undiscounted face value of the PPI Funding Notes was forgiven by HCC further reducing the maturity value to $47.6 million.

     Since May 1992, the Company and its subsidiaries have borrowed funds from HCC for various purposes. As of December 31, 1998, the outstanding balance on such borrowings was $6.8 million and, under certain conditions, the Company and its subsidiaries may obtain additional loans from HCC. Of the amounts borrowed, $250,000 was due on April 1, 1998 for which payment has not been made. Such borrowing from HCC continues to bear interest at the rate of 14% per annum, payable semiannually. The remaining $6.5 million was borrowed from HCC during 1996 on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. Payment of interest on borrowings from HCC is subject to the approval of New Jersey gaming authorities. Interest expense on the borrowings from HCC amounted to $942,000 for the year ended December 31, 1998. Interest payable to HCC with respect to such borrowings amounted to $1.8 million at December 31, 1998.

     Hollywood Casino - Aurora, Inc. ("HCA"), a wholly owned subsidiary of HCC, was organized for the purpose of developing and owning a riverboat gaming facility in Aurora, Illinois, (the "Aurora Casino") which commenced operations on June 17, 1993. Effective as of April 1, 1997, a subsidiary of the Company sold its general partnership interest in the limited partnership which holds the management contract on the Aurora Casino to a subsidiary of HCC. The general partner receives 99% of the first $84,000 of net income earned by the partnership each month and 1% of any income earned above such amount. The subsidiary of the Company received from HCC a five-year note in the original amount of $3.8 million, $7.6 million discounted principal amount of PPI Funding Notes (see above) and the assignment of certain accrued interest receivable in exchange for the general partnership interest. The $3.8 million note is payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from the limited partnership. The outstanding principal balance of the note receivable was $2.8 million at December 31, 1998. Interest earned on the note amounted to $439,000 during the year ended December 31, 1998.

     HWCC - Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, completed construction of a dockside gaming facility in Tunica County, Mississippi (the "Tunica Casino"). Pursuant to a ten-year consulting agreement with HCT which expires on December 31, 2003, a subsidiary of the Company receives monthly consulting fees of $100,000; such fees amounted to $1.2 million for the year ended December 31, 1998.

     The Company and its subsidiaries share certain general and administrative costs with HCC pursuant to a services agreement. Such allocated costs and fees charged by HCC to the Company amounted to $928,000 during the year ended December 31, 1998. A payable in the amount of $170,000 in connection with such allocated costs and fees was due to HCC at December 31, 1998.

     A subsidiary of the Company provides computer-related, marketing and other administrative services to HCC and its casino facilities. The subsidiary has an agreement with one casino facility which has been renewed through December 31, 1999; such agreement provides for the sale of computer hardware and information systems equipment and the licensing of software necessary to operate the facility. The casino pays prices and fees in amounts and on terms and conditions that the subsidiary provides to unrelated third parties as well as a fixed license and consulting fee of $33,600 per month. The subsidiary is also reimbursed for its direct costs and expenses incurred under this agreement. The GBCC subsidiary also provides similar services and hardware to another HCC-owned casino facility which it charges for direct costs and expenses. The GBCC subsidiary's billings to HCC and its subsidiaries for such products and services amounted to $1.1 million for the year ended December 31, 1998. A receivable in the amount of $122,000 was due the subsidiary at December 31, 1998 with respect to these services.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1.   FINANCIAL STATEMENTS

          The financial statements filed as part of this report are listed on the Index to Financial Statements on page 26.

     2.   FINANCIAL STATEMENT SCHEDULES

     --   Report of Independent Auditors
     --   Report of Predecessor Independent Public Accountants
     -- Schedule I; Condensed Financial Information of Registrant, Greate Bay Casino Corporation (Parent Company):
          --  Balance Sheets
          --  Statements of Operations
          --  Statements of Cash Flows
          --  Note to Parent Company Financial Statements
     --   Schedule II; Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     3.   EXHIBITS

        @3.1   --    Certificate of Incorporation of Pratt Hotel Corporation
                     ("PHC", now known as GBCC) as amended. (Exhibit 3.1)
        #3.2   --    Amendment to Certificate of Incorporation of PHC. (Exhibit
                     3.2)
        @3.3   --    Amended Bylaws of PHC.  (Exhibit 3.2)
        +4.1   --    Form of Indenture among PCPI Funding Corp., Pratt Casino
                     Properties and PHC and First Interstate Bank of Dallas as
                     Trustee (including form of Security). (Exhibit 10.4)

        +4.2   --    First Supplemental Indenture, dated as of February 27,1989, among PCPI Funding Corp., First Interstate Bank of Texas,
                     N.A., PHC and Pratt Casino Properties. (Exhibit 10.11)
       **4.3   --    Indenture dated as of February 15, 1994 between GB Property
                     Funding Corp. as Issuer, GB Holdings, Inc. and GBHC as
                     Guarantors, and Shawmut Bank Connecticut, N.A. as Trustee.
                     (Exhibit 10.50)
       **4.4   --    Mortgage, Fixture Filing and Security Agreement dated
                     February 17, 1994, by GBHC in favor of Shawmut Bank
                     Connecticut, National Association, as Mortgagee. (Exhibit
                     10.51)
       **4.5   --    Security Agreement dated February 17, 1994 made by GB
                     Property Funding Corp., GBHC, GB Holdings, Inc., Advanced
                     Casino Systems International, Inc. Computerized Management
                     Systems International, Inc. and any Additional Collateral
                     Grantor to Shawmut Bank Connecticut, National Association,
                     as Trustee. (Exhibit 10.52)
       **4.6   --    Collateral Assignment of Leases dated as of February 17,
                     1994, by GBHC, in favor of Shawmut Bank Connecticut,
                     National Association, as Assignee. (Exhibit 10.53)
       **4.7   --    Indenture dated as of February 15, 1994 between PRT Funding
                     Corp. as Issuer, Pratt Casino Corporation as Guarantor and
                     Shawmut Bank, N.A. as Trustee. (Exhibit 10.54)
         9.1   --    Voting Trust Agreement dated as of December 29, 1998 by and among Jill Pratt Laferney, formerly Jill A. Pratt, and John
                     R. Pratt and Jack E. Pratt, Sr.
         9.2   --    Voting Trust Agreement dated as of December 29, 1998 by and among Shawn Denise Bradshaw and Michael Shannan Pratt and
                     William D. Pratt, Sr.
         9.3   --    Voting Trust Agreement dated as of December 29, 1998 by and among Carolyn S. Hickey, Diana Pratt-Wyatt, formerly Diana
                     L. Heisler, and Sharon A. Naftel, formerly Sharon R. Nash, and Edward T. Pratt III.
        10.1   --    Management and Administrative Services Agreement dated
                     October 1, 1998, by and between Hollywood Casino
                     Corporation ("HCC") and GBCC.
     +++10.2   --    Agreement dated as of September 2, 1998 by and among GBHC,
                     GB Holdings, Inc., and GB Property Funding Corp., on the
                     one hand, and GBCC, PHC Acquisition Corp., Lieber Check
                     Cashing, LLC, Jack E. Pratt, William D. Pratt, Edward T.
                     Pratt, Jr. and HCC, on the other. (Exhibit 10.1)
       +10.3   --    Amended License Agreement by and between Hughes Properties,
                     Inc. and PHC dated May 19, 1987. (Exhibit 10.3)
       +10.4   --    Tax Allocation Agreement by and among PHC, PPI Corporation,
                     Greate Bay Hotel Corporation, Pratt Casino Properties,
                     Pacsa No. 2, Inc., Pacsa No. 3, Inc., Pratt Hotel Funding,
                     Inc. and Greate Bay Property Funding Corp., effective as of
                     January 1, 1987. (Exhibit 10.17)
       +10.5   --    Tax Allocation Agreement by and among Pratt Casino
                     Properties, BPHC Acquisition, Inc., PHMI, Greate Bay Casino
                     Corporation, PCPI Funding Corp. and GBHC effective as of
                     January 1, 1987. (Exhibit 10.18)
     ###10.6   --    Sixth Amendment to Employment Agreement dated January 1,
                     1998, between HCC and Edward T. Pratt, Jr. (Exhibit 10.6)
     ###10.7 --      Sixth Amendment to Employment Agreement dated January 1,
                     1998, between HCC and William D. Pratt. (Exhibit 10.7)
      @@10.8   --    Employment Agreement dated May 1, 1996 by and between HCC
                     and Edward T. Pratt III. (Exhibit 10.4)
        10.9   --    Amendment to Employment Agreement dated November 30, 1998, between ACSC and Lawrence C. Cole.

       *10.10   --    Management Services Agreement dated as of June 21, 1991,
                      between HCA and Greate Bay Casino Corporation (the
                      "Management Services Agreement"). (Exhibit 10.34)
       *10.11  --     First Amendment to the Management Services Agreement dated as of May 14, 1992. (Exhibit 10.35)
       *10.12  --     Technical Services Agreement dated February 21, 1992,
                      between HCA and PHC (the "Technical Services Agreement").
                      (Exhibit 10.42)
       *10.13  --     First Amendment to the Technical Services Agreement dated
                      May 14, 1992. (Exhibit 10.43)
      **10.14  --     Agreement of Limited Partnership of Pratt Management, L.P.
                      (Exhibit 10.55)
     ***10.15  --     Consulting Agreement dated as of January 1, 1994 between
                      PCC, as the Consultant, and HWCC - Tunica, Inc.
                      (Exhibit 10.8)
     ***10.16  --     Computer Services Agreement dated as of January 1, 1998
                      between Summit Tunica Partnership and Advanced Casino
                      Systems Corporation. (Exhibit 10.11)
     ###10.17  --     Employment Agreement dated as of January 1, 1998 between
                      GBCC and John C. Hull. (Exhibit 10.18)
        21.1   --     Subsidiaries of GBCC.
        27.1   --     Financial Data Schedule
      ##99.1   --     Voluntary petition for bankruptcy pursuant to Chapter 11
                      of the Bankruptcy Code for Greate Bay Hotel and Casino,
                      Inc. dated January 5, 1998. (Exhibit 99.2)
      ##99.2   --     Voluntary petition for bankruptcy pursuant to Chapter 11
                      of the Bankruptcy Code for GB Holdings, Inc. dated January
                      5, 1998 (Exhibit 99.3)
      ##99.3   --     Voluntary petition for bankruptcy pursuant to Chapter 11
                      of the Bankruptcy Code for GB Property Funding Corp. dated
                      January 5, 1998 (Exhibit 99.4)
     @@@99.4   -      Petition filed on October 8, 1998 in the District Court of
                      Dallas County, Texas by Hollywood Casino Corporation and
                      Greate Bay Casino Corporation ("Plaintiffs") against
                      Arthur Andersen L.L.P., Richard L. Robbins, Michael E.
                      Gamache, Daniel J. Meehan, and Brent A. Railsback
                      ("Defendants") (Exhibit 99.1)

_______________________

       @ Incorporated by reference from the exhibit shown in parenthesis to GBCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

      @@ Incorporated by reference from the exhibit shown in parenthesis to Hollywood Casino Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     @@@ Incorporated by reference from the exhibit shown in parenthesis to the Form 8-K for GBCC as filed with the SEC on October 22, 1998.

       + Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-58732) for Hollywood Casino Corporation as filed with the SEC on May 27, 1993.

      ++ Incorporated by reference from the exhibit shown in parenthesis filed in GBCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

     +++ Incorporated by reference to the exhibit shown in parenthesis filed in GBCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 as filed with the SEC on November 23, 1998.

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

    ### Incorporated by reference from the exhibit shown in parenthesis filed in GBCC's Annual Report on Form 10-K for the year ended December 31, 1997.

(B)  REPORTS ON FORM 8-K.

     On October 22, 1998, the Registrant filed a Form 8-K to report a change in certifying accountants. On October 30, 1998 the Registrant filed a Form8-K/A to include its former accountants' letter to the Securities and Exchange Commission as an exhibit.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Egg Harbor Township, State of New Jersey on March 30, 1999.

                                     GREATE BAY CASINO CORPORATION
                                 By: /s/ John C. Hull
                                     ------------------------------------
                                             John C. Hull
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


        SIGNATURE                    TITLE                       DATE
        ---------                    -----                       ----
/s/ John C. Hull            Chief Executive Officer         March 30, 1999
--------------------------                              ------------------------
    John C. Hull              and Director

/s/ Edward T. Pratt, Jr.    Treasurer, Principal            March 30, 1999
--------------------------                              ------------------------
    Edward T. Pratt, Jr.      Financial and Accounting
                              Officer and Director

/s/ Edward T. Pratt III     President and Chief             March 30, 1999
--------------------------                              ------------------------
    Edward T. Pratt III       Operating Officer

/s/ William D. Pratt        Executive Vice                  March 30, 1999
--------------------------                              ------------------------
    William D. Pratt          President, General
                              Counsel, Secretary
                              and Director

/s/ Jack E. Pratt           Director                        March 30, 1999
--------------------------                              ------------------------
    Jack E. Pratt

/s/ Bernard A. Capaldi      Director                        March 30, 1999
--------------------------                              ------------------------
    Bernard A. Capaldi

/s/ Edward D. Muir          Director                        March 30, 1999
--------------------------                              ------------------------
    Edward D. Muir

/s/ Michael J. Chesser      Director                        March 30, 1999
--------------------------                              ------------------------
    Michael J. Chesser

GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

     --   Report of Independent Auditors

     --   Report of Predecessor Independent Public Accountants

     --   Schedule I; Condensed Financial Information of Registrant:
          --   Balance Sheets
          --   Statements of Operations
          --   Statements of Cash Flows
          --   Note to Parent Company Financial Statements

     --   Schedule II; Valuation and Qualifying Accounts

                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------

To Greate Bay Casino Corporation:

We have audited the consolidated financial statements of Greate Bay Casino Corporation and subsidiaries as of and for the year ended December 31, 1998 and have issued our report thereon dated March 19, 1999 (included elsewhere in this Form 10-K). Our audit also includes the financial statement schedules listed in the index to financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
Dallas, Texas
March 19, 1999

             REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS
              FOR THE TWO YEARS ENDED DECEMBER 31, 1997 AND 1996



     The financial statements of Greate Bay Casino Corporation ("GBCC") for the two years ended December 31, 1997 and 1996 were examined by Arthur Andersen LLP, independent public accountants, whose report thereon dated March 23, 1998 was included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Arthur Andersen LLP also issued a report dated March 23, 1998 with respect to the schedules listed in the index to financial statement schedules for the two years ended December 31, 1997 and 1996. Such report was also included in the Company's Annual Report on Form 10-K.

     In October 1998, GBCC filed a complaint against Arthur Andersen LLP and others alleging negligent advice with respect to certain tax consequences resulting from the spin-off of GBCC's stock held by Hollywood Casino Corporation to its shareholders on December 31, 1996. The Company subsequently engaged Deloitte & Touche LLP as its new certifying accountants.

     Because of the foregoing litigation, Arthur Andersen LLP believes that it is no longer independent with respect to GBCC and consequently has informed the Company that it is unable to reissue its report on the financial statement schedules for the years ended December 31, 1997 and 1996. As a result, Arthur Andersen LLP's report for those two years is not included in this Annual Report on Form 10-K.

     Even if Arthur Andersen LLP were to reissue its report on the financial statement schedules for the years 1997 and 1996, there can be no assurance that such report would be identical to the report dated March 23, 1998, or that such reissued report would not include additional qualifications. However, GBCC is not aware of any subsequent events, transactions or other matters that would affect Arthur Andersen LLP's report.

                                                                      SCHEDULE I
                                                                      PAGE 1

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                GREATE BAY CASINO CORPORATION (PARENT COMPANY)

                                BALANCE SHEETS


                                    ASSETS

                                                                        DECEMBER 31,
                                                            -----------------------------
                                                                 1998             1997
                                                            -------------     -----------
Cash and cash equivalents                                   $   3,984,000   $   1,973,000
Due from affiliates                                               355,000         325,000
Other current assets                                               64,000         117,000
                                                            -------------   -------------

                                                            $   4,403,000   $   2,415,000
                                                            =============   =============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current maturities of long-term debt                        $  33,595,000   $  33,595,000
Accounts payable and accrued liabilities                          397,000         658,000
Due to affiliates                                              34,523,000      28,338,000
                                                            -------------   -------------

 Total current liabilities                                     68,515,000      62,591,000
                                                            -------------   -------------

Investment in and advances to affiliates                       54,514,000      82,940,000
                                                            -------------   -------------

Shareholders' deficit:
 Common stock, $.10 par value per share,
  10,000,000 shares authorized, 5,186,627
  shares issued and outstanding                                   519,000         519,000
 Additional paid-in capital                                    75,212,000      75,212,000
 Accumulated deficit                                         (194,357,000)   (218,847,000)
                                                            -------------   -------------

                                                             (118,626,000)   (143,116,000)
                                                            -------------   -------------

                                                            $   4,403,000   $   2,415,000
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

                                                                      SCHEDULE I
                                                                      PAGE 2

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                GREATE BAY CASINO CORPORATION (PARENT COMPANY)

                           STATEMENTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                     1998          1997           1996
                                                 ------------  -------------  -------------
Revenues -
Overhead allocation fees                         $         -   $          -   $    600,000
                                                 -----------   ------------   ------------

Expenses -
General and administrative
 expense                                           1,358,000        447,000        415,000
                                                 -----------   ------------   ------------

 (Loss) income from operations                    (1,358,000)      (447,000)       185,000
                                                 -----------   ------------   ------------

Non-operating income (expense):
 Interest income                                     106,000      3,396,000      2,281,000
 Interest expense                                 (6,485,000)    (6,523,000)    (6,674,000)
 Gain (loss) on sale of assets                             -      1,644,000       (625,000)
                                                 -----------   ------------   ------------

  Total non-operating expense, net                (6,379,000)    (1,483,000)    (5,018,000)
                                                 -----------   ------------   ------------

Loss before income taxes
 and other items                                  (7,737,000)    (1,930,000)    (4,833,000)
Income tax benefit (provision)                       265,000       (270,000)             -
                                                 -----------   ------------   ------------
 Loss before other items                          (7,472,000)    (2,200,000)    (4,833,000)
Equity in earnings of and gain on elimination
 of investment in GB Holdings, Inc.               21,697,000              -              -
Equity in earnings (losses) of
   consolidated subsidiaries                      10,265,000    (18,364,000)   (30,733,000)
                                                 -----------   ------------   ------------

Net income (loss)                                $24,490,000   $(20,564,000)  $(35,566,000)
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

                                                                      SCHEDULE I
                                                                      PAGE 3

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                GREATE BAY CASINO CORPORATION (PARENT COMPANY)

                           STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                  1998          1997          1996
                                                              ------------  ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                         $(3,234,000)  $(5,921,000)  $(1,577,000)
                                                              -----------   -----------   -----------

INVESTING ACTIVITIES:
 Collections on notes receivable                                        -             -     9,361,000
 Proceeds from disposition of assets                                    -             -     2,581,000
 Investments in and advances to unconsolidated affiliates               -             -    (2,946,000)
 Distributions from unconsolidated affiliates                           -       750,000             -
 Distributions from consolidated subsidiaries                   3,543,000             -             -
 Investments in consolidated subsidiaries                               -             -        (3,000)
 Net (advances to) repayments from consolidated affiliates      1,702,000    (2,539,000)   (9,366,000)
                                                              -----------   -----------   -----------

 Net cash provided by (used in) investing activities            5,245,000    (1,789,000)     (373,000)
                                                              -----------   -----------   -----------

FINANCING ACTIVITIES:
 Net borrowings from affiliates                                         -     7,858,000     6,015,000
 Repayments of long-term debt                                           -      (421,000)   (2,138,000)
                                                              -----------   -----------   -----------

  Net cash provided by financing activities                             -     7,437,000     3,877,000
                                                              -----------   -----------   -----------

  Net increase (decrease) in cash and cash equivalents          2,011,000      (273,000)    1,927,000
    Cash and cash equivalents at beginning of year              1,973,000     2,246,000       319,000
                                                              -----------   -----------   -----------

    Cash and cash equivalents at end of year                  $ 3,984,000   $ 1,973,000   $ 2,246,000
                                                              ===========   ===========   ===========

  Cash paid for:
   Interest                                                   $         -   $ 5,596,000   $ 6,476,000
   Income taxes                                                     5,000             -             -


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

                                                                      SCHEDULE I
                                                                      PAGE 4

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                GREATE BAY CASINO CORPORATION (PARENT COMPANY)

                 NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying condensed parent company financial statements have been prepared assuming that Greate Bay Casino Corporation ("GBCC") will continue as a going concern. On January 5, 1998, GB Holdings, Inc. ("Holdings"), together with its wholly owned subsidiaries, GB Property Funding Corp. and Greate Bay Hotel and Casino, Inc. ("GBHC"), filed for Chapter 11 bankruptcy protection.
The filings under Chapter 11 by these indirect subsidiaries of GBCC have created a default under the indenture for the $85,000,000 Senior Note obligations (the "PRT Funding Notes") of PRT Funding Corp. ("PRT Funding"), a wholly owned subsidiary of GBCC. Accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. Pratt Casino Corporation ("PCC"), a wholly owned subsidiary of GBCC, which is liable as guarantor under the PRT Funding Notes, does not have sufficient assets to satisfy the outstanding amounts.

     In March 1999, PCC, GBCC and the holders of the PRT Funding Notes reached an agreement in principle with Hollywood Casino Corporation ("HCC") for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration as part of a debt restructuring (the "Restructuring") of PRT Funding, PCC and other subsidiaries of PCC. Following the Restructuring, PCC's assets will consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino. These assets will serve as collateral for $39,250,000 of 11 7/8% Senior Secured Notes due November 1, 2003 (the "PCC Notes") which PCC will issue to the PRT Funding noteholders as part of the Restructuring. For the year ended December 31, 1998, these assets generated pre-tax earnings to PCC of $7,694,000. The revenues and resulting net earnings generated by these assets will be the sole source of funds for PCC's payment obligations under the PCC Notes. Cash available from the management contract and consulting agreement in excess of interest payment requirements will be used to make mandatory redemptions of the PCC Notes.

     As contemplated in the Restructuring, holders of the PRT Funding Notes would also receive 100% of the interest in a liquidating trust which would hold the remaining assets (except for the stock of Holdings) of PCC and its subsidiaries not acquired by HCC. Such assets would consist primarily of claims against Holdings, GB Property Funding Corp. and GBHC in the Chapter 11 proceedings.

     The successful completion of the Restructuring is subject to the execution of definitive documents and will require that PCC and PRT Funding file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by the various gaming regulatory organizations having jurisdiction over the management contract and consulting agreement. There can be no assurance at this time that the Restructuring will be successfully completed.


          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                                                                      PAGE 5

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                GREATE BAY CASINO CORPORATION (PARENT COMPANY)

                 NOTES TO PARENT COMPANY FINANCIAL STATEMENTS


     After consummation of the Restructuring, GBCC's only significant remaining operating activity will be the development, installation and maintenance of casino systems by its wholly owned subsidiary, Advanced Casino Systems Corporation ("ACSC"). GBCC and its subsidiaries will continue to have debt outstanding to HCC consisting of (i) demand notes and accrued interest thereon totaling $8,531,000 at December 31, 1998 and (ii) a 14 7/8% secured promissory note due 2006 in the amount of $35,040,000 at December 31, 1998. The current level of ACSC's operations is not sufficient to provide debt service on the HCC obligations and, consequently, GBCC will be insolvent after the Restructuring. GBCC has commenced discussions with HCC to restructure its obligations; however, there can be no assurance at this time that such discussions will result in a restructuring of GBCC's obligations with HCC.

     The insolvency of GBCC raises substantial doubt about its ability to continue as a going concern. The condensed parent company financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2)  SCHEDULED PAYMENT OF LONG-TERM DEBT

     All of GBCC's long-term debt, which is due to a wholly-owned subsidiary, was due during April 1998.


          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                     SCHEDULE II

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                               AMOUNTS
                                 BALANCE AT   CHARGED TO                                                 BALANCE
                                  BEGINNING    COSTS AND                                                  AT END
                                  OF PERIOD    EXPENSES       DEDUCTIONS               OTHER             OF PERIOD
                                 -----------  -----------  ----------------      -----------------      -----------
DESCRIPTION
-----------
YEAR ENDED DECEMBER 31, 1998:
 Valuation allowance on
   affiliate receivables         $   213,000   $2,306,000  $             -       $     18,458,000 (1)    $20,977,000
                                 ===========   ==========  ===============       ================        ===========

YEAR ENDED DECEMBER 31, 1997:
 Allowance for doubtful
  accounts receivable            $15,524,000   $3,195,000  $    (3,764,000) (2)  $    (14,955,000) (4)   $         -
 Valuation allowance on
  affiliate receivables                    -      213,000                -                      -            213,000
 Allowance for obligatory
  investments                      4,401,000    1,241,000          (71,000) (3)        (5,571,000) (4)             -
                                 -----------   ----------  ---------------       ----------------        -----------

                                 $19,925,000   $4,649,000  $    (3,835,000)      $    (20,526,000)       $   213,000
                                 ===========   ==========  ===============       ================        ===========

YEAR ENDED DECEMBER 31, 1996:
 Allowance for doubtful
  accounts receivable            $16,496,000   $2,167,000  $    (3,139,000) (1)  $              -        $15,524,000
 Allowance for obligatory
  investments                      3,792,000    1,344,000         (735,000) (2)                 -          4,401,000
                                 -----------   ----------  ---------------       ----------------        -----------

                                 $20,288,000   $3,511,000  $    (3,874,000)      $              -        $19,925,000
                                 ===========   ==========  ===============       ================        ===========

----------------------------

(1) Represents valuation allowances on notes and associated interest due from Greate Bay Hotel and Casino, Inc., a wholly owned subsidiary of GB Holdings, Inc. At December 31, 1997, such amounts were reflected as an adjustment to GBCC's negative investment in GB Holdings, Inc. During 1998, the negative investment was written off and the outstanding receivables were reclassified to due from affiliates. The December 31, 1997 adjustment to the negative investment is reflected above under the caption "Other".

(2)  Represents net write-offs of uncollectible accounts.

(3) Represents write-offs of obligatory investments in connection with the contribution of certain obligatory investments to the Casino Reinvestment Development Authority.

(4) Represents write-off of allowances resulting from GB Holdings, Inc. and its subsidiaries no longer being included on the consolidated financial statements of Greate Bay Casino Corporation.

          The accompanying notes to consolidated financial statements are an integral part of this schedule.