Form 10-Q
period 1999-03-31
GREATE BAY CASINO CORP
filed 1999-05-12
CIK 30117

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 1999
                               -------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the transition period from _____________________ to ________________________
Commission file number  1-6339
                       ------------

                         GREATE BAY CASINO CORPORATION
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           DELAWARE                                        75-1295630
------------------------------------------     ---------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

 C/O ADVANCED CASINO SYSTEMS CORPORATION
      200 DECADON DRIVE, SUITE 100
    EGG HARBOR TOWNSHIP, NEW JERSEY                          08234
------------------------------------------     ---------------------------------
 (Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)     (609) 441-0704
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                            OUTSTANDING AT MAY 12, 1999
---------------------------------       ----------------------------------------
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

   On January 5, 1998, GB Holdings, Inc. ("Holdings"), at the time a wholly owned subsidiary of GBCC, together with Holdings' wholly owned subsidiaries, Greate Bay Hotel and Casino, Inc. ("GBHC") and GB Property Funding Corp. ("GB Property Funding"), filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On January 11, 1999, the Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. No plan of reorganization has been formally presented by the debtors or any other party. Effective on December 31, 1998, GBCC's ownership of Holdings was reduced to 79%.

   The filings of such petitions constitute a default under the indenture for $85 million principal amount of 11 5/8% senior notes due 2004 (the "PRT Funding Notes") issued by PRT Funding Corp. ("PRT Funding") and guaranteed by Pratt Casino Corporation ("PCC"), both wholly owned, indirect subsidiaries of GBCC. Accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4.9 million) while negotiations to restructure the notes continued. In connection with the Restructuring (as defined below), PRT Funding paid deferred interest amounting to $6.8 million to the bondholders on April 30, 1999.

   On April 28, 1999, PCC, PRT Funding, New Jersey Management, Inc. ("NJMI", a PCC subsidiary) GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement which provides for the restructuring of the PRT Funding Notes (the "Restructuring"). The agreement provides for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets will consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino and its liabilities will consist of a newly issued promissory note in the principal amount of $40.3 million payable to the Trustee for the PRT Funding noteholders. The voting agreement provides for HCC to immediately discharge the promissory note.

   As part of the Restructuring, holders of the PRT Funding Notes would also receive 100% of the beneficial interest in a liquidating trust which would hold the remaining assets (except for the stock of Holdings) of PCC and its subsidiaries not acquired by HCC. Such assets would consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

   The successful completion of the Restructuring will require that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by various gaming regulatory organizations.

   As a result of the Chapter 11 filings by Holdings, GB Property Funding and GBHC, GBCC's control over the filing subsidiaries is subject to supervision of the Bankruptcy Court and GBCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Furthermore, as the result of a settlement agreement reached by GBCC and Holdings during September 1998, GBCC no longer participates in the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets. As more fully explained in Note 1 of the Notes to Consolidated Financial Statements, during the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for by GBCC under the equity method of accounting. As a result of GBCC no longer controlling the operations of the Sands, the continued expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, GBCC's investment in Holdings and its subsidiaries as well as certain amounts due to Holdings were revalued to a zero basis effective on July 1, 1998. Accordingly, for periods subsequent to June 30, 1998, GBCC is accounting for its investment in Holdings under the cost method of accounting.

   The consolidated financial statements as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 have been prepared by GBCC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of March 31, 1999 and the results of its operations and cash flows for the three month periods ended March 31, 1999 and 1998.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in GBCC's 1998 Annual Report on Form 10-K.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                      MARCH 31,
                                                         1999      DECEMBER 31,
                                                     (UNAUDITED)       1998
                                                     -----------   ------------
Current Assets:
 Cash and cash equivalents                           $11,590,000    $10,616,000
 Accounts receivable                                     248,000        367,000
 Inventories                                             441,000        378,000
 Due from affiliates                                   1,483,000      1,303,000
 Refundable deposits and other
  current assets                                         955,000        938,000
                                                     -----------    -----------

  Total current assets                                14,717,000     13,602,000
                                                     -----------    -----------

Investment in Limited Partnership                      3,109,000      3,104,000
                                                     -----------    -----------

Property and Equipment:
 Operating equipment                                     890,000      1,564,000
 Less - accumulated depreciation                        (454,000)    (1,100,000)
                                                     -----------    -----------

  Net property and equipment                             436,000        464,000
                                                     -----------    -----------

Other Assets:
 Due from affiliates, net of valuation allowances      2,546,000      2,767,000
 Other assets                                                  -          9,000
                                                     -----------    -----------

  Total other assets                                   2,546,000      2,776,000
                                                     -----------    -----------

                                                     $20,808,000    $19,946,000
                                                     ===========    ===========

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                               MARCH 31,
                                                  1999        DECEMBER 31,
                                              (UNAUDITED)         1998
                                             --------------  --------------
Current Liabilities:
 Current maturities of long-term debt        $  85,000,000   $  85,000,000
 Borrowings from affiliate                       6,750,000       6,750,000
 Accounts payable                                1,332,000       2,232,000
 Accrued liabilities -
  Salaries and wages                               120,000         235,000
  Interest                                      11,482,000       8,780,000
  Other                                            127,000         239,000
 Other current liabilities                         341,000         296,000
                                             -------------   -------------

  Total current liabilities                    105,152,000     103,532,000
                                             -------------   -------------

Long-Term Debt                                  36,318,000      35,040,000
                                             -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding          519,000         519,000
 Additional paid-in capital                     75,212,000      75,212,000
 Accumulated deficit                          (196,393,000)   (194,357,000)
                                             -------------   -------------

  Total shareholders' deficit                 (120,662,000)   (118,626,000)
                                             -------------   -------------

                                             $  20,808,000   $  19,946,000
                                             =============   =============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        -------------------------
                                                            1999         1998
                                                        -----------   -----------
Revenues:
 Computer services                                      $ 1,903,000   $   999,000
 Management and consulting fees                             300,000     1,466,000
 Other                                                            -        17,000
                                                        -----------   -----------

  Total revenues                                          2,203,000     2,482,000
                                                        -----------   -----------

Expenses:
 Computer services                                        1,016,000       130,000
 General and administrative                               1,318,000       925,000
 Depreciation and amortization                               44,000        28,000
                                                        -----------   -----------

  Total expenses                                          2,378,000     1,083,000
                                                        -----------   -----------

 (Loss) income from operations                             (175,000)    1,399,000
                                                        -----------   -----------

Non-operating income (expense):
 Interest income                                            212,000       238,000
 Interest expense                                        (3,980,000)   (4,089,000)
 Equity in earnings of Limited Partnership                2,022,000     1,920,000
 Equity in earnings of GB Holdings, Inc.                          -     2,869,000
 Restructuring costs                                        (82,000)      (60,000)
                                                        -----------   -----------

  Total non-operating (expense) income, net              (1,828,000)      878,000
                                                        -----------   -----------

(Loss) income before income taxes                        (2,003,000)    2,277,000
 Income tax provision                                       (33,000)       (2,000)
                                                        -----------   -----------

Net (loss) income                                       $(2,036,000)  $ 2,275,000
                                                        ===========   ===========

Basic and diluted net (loss) income per common share          $(.39)         $.44
                                                        ===========   ===========

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           -------------------------
                                                              1999          1998
                                                           -----------   -----------
OPERATING ACTIVITIES:
 Net (loss) income                                         $(2,036,000)  $ 2,275,000
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization, including
   accretion of debt discount                                1,322,000     1,170,000
  Provision for doubtful accounts                                    -         7,000
  Equity in earnings of Limited Partnership                 (2,022,000)   (1,920,000)
  Distributions received from Limited Partnership            2,017,000     2,159,000
  Equity in earnings of GB Holdings, Inc.                            -    (2,869,000)
  Deferred income tax provision (benefit)                        6,000      (320,000)
  Decrease (increase) in accounts receivable                   119,000       (30,000)
  Increase in accounts payable and
   other accrued liabilities                                 1,441,000     2,687,000
  Net change in other current assets and liabilities           (41,000)     (786,000)
  Net change in other noncurrent assets and liabilities         10,000      (124,000)
                                                           -----------   -----------

     Net cash provided by operating activities                 816,000     2,249,000
                                                           -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                           (16,000)      (30,000)
 Collections on notes receivable                               174,000       154,000
                                                           -----------   -----------

   Net cash provided by investing activities                   158,000       124,000
                                                           -----------   -----------

FINANCING ACTIVITIES:
 Repayments of long-term debt                                        -       (13,000)
                                                           -----------   -----------

  Net cash used in financing activities                              -       (13,000)
                                                           -----------   -----------

  Net increase in cash and cash equivalents                    974,000     2,360,000
  Cash and cash equivalents at beginning of period          10,616,000     6,555,000
                                                           -----------   -----------

  Cash and cash equivalents at end of period               $11,590,000   $ 8,915,000
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

     On January 5, 1998, GB Holdings, Inc. ("Holdings"), at that time a wholly owned subsidiary of GBCC, together with Holdings' wholly owned subsidiaries, GB Property Funding Corp. ("GB Property Funding") and Greate Bay Hotel and Casino, Inc. ("GBHC"), filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On January 11, 1999, the Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. No plan of reorganization has been formally presented by the
debtors or any other party.   Effective on December 31, 1998, GBCC's ownership
of Holdings was reduced to 79% (see Note 9).

     As a result of the Chapter 11 filings, GBCC's control over the filing subsidiaries is subject to supervision of the Bankruptcy Court and GBCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Prior to July 7, 1998, New Jersey Management, Inc. ("NJMI"), a wholly owned subsidiary of GBCC, was responsible for the operations of the Sands under a management agreement with GBHC (see Note 6). On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the existing management agreement with NJMI. A substitute agreement (the "Interim Agreement") was entered into on June 27, 1998 and approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, NJMI continued to provide certain agreed upon services to GBHC until September 28, 1998. Furthermore, as the result of a settlement agreement reached by GBCC and Holdings during September 1998 (see Note 9), GBCC no longer controls the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets. During the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for under the equity method of accounting (see

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


Note 8). As a result of GBCC no longer controlling the operations of the Sands, the expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, GBCC's investment in Holdings and its subsidiaries as well as certain amounts due to Holdings (see Note 3) were revalued to a zero basis effective on July 1, 1998. Accordingly, for periods subsequent to June 30, 1998, GBCC is accounting for its investment in Holdings under the cost method of accounting.

   The accompanying consolidated financial statements have been prepared assuming that GBCC will continue as a going concern. As discussed above, certain affiliates of GBCC filed for Chapter 11 bankruptcy protection on January 5, 1998. The affiliate filings under Chapter 11 have resulted in a default under the indenture for $85,000,000 principal amount of 11 5/8% senior notes due 2004 (the "PRT Funding Notes") issued by PRT Funding Corp. ("PRT Funding"), an indirect, wholly owned subsidiary of GBCC. Accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. Pratt Casino Corporation ("PCC"), a wholly owned subsidiary of GBCC and guarantor of the PRT Funding Notes, does not have sufficient assets to satisfy the outstanding amounts applicable to the PRT Funding Notes. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the PRT Funding Notes continued. In connection with the Restructuring (as defined below) PRT Funding paid deferred interest amounting to $6,768,000 to the bondholders on April 30, 1999.

   On April 28, 1999, PCC, PRT Funding, NJMI, GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement which provides for the restructuring of the PRT Funding Notes (the "Restructuring"). The agreement provides for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets will consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino and its liabilities will consist of a newly issued promissory note in the principal amount of $40,329,000 payable to the Trustee for the PRT Funding noteholders. The voting agreement provides for HCC to immediately discharge the promissory note.

   As part of the Restructuring, holders of the PRT Funding Notes would also receive 100% of the beneficial interest in a liquidating trust which would hold the remaining assets (except for the stock of Holdings) of PCC and its subsidiaries not acquired by HCC. Such assets would consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

   The successful completion of the Restructuring will require that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by various gaming regulatory organizations. There can be no assurance at this time that the Restructuring will be successfully completed.

   After consummation of the Restructuring, GBCC's only significant remaining operating activity will be the development, installation and maintenance of casino systems by its wholly owned subsidiary,

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


Advanced Casino Systems Corporation ("ACSC"). GBCC and its subsidiaries will continue to have debt outstanding to HCC consisting of (i) demand notes and accrued interest thereon totaling $8,763,000 at March 31, 1999 (see Notes 3 and
6) and (ii) a 14 7/8% secured promissory note due 2006 in the amount of $36,318,000 at March 31, 1999 (see Note 4). The current level of ACSC's operations is not sufficient to provide debt service on the HCC obligations and, consequently, GBCC will be insolvent after the Restructuring. GBCC has commenced discussions with HCC to restructure its obligations; however, there can be no assurance at this time that such discussions will result in a restructuring of GBCC's obligations with HCC.

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

     The consolidated financial statements as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 have been prepared by GBCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of March 31, 1999 and the results of its operations and cash flows for the three month periods ended March 31, 1999 and 1998.

(2)  NET (LOSS) INCOME PER COMMON SHARE -

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     For each of the three month periods ended March 31, 1999 and 1998, there were no potential common shares outstanding and basic and diluted (loss) income per share were the same. The weighted average number of shares of common stock used in the calculation of both basic and diluted (loss) income per share was 5,186,627 for each of the three month periods ended March 31, 1999 and 1998.

(3)  BORROWINGS FROM AFFILIATES

     GBCC and its subsidiaries had outstanding affiliate borrowings from HCC of $6,750,000 as of both March 31, 1999 and December 31, 1998. During the third quarter of 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996; such funds were loaned by GBCC to GBHC for working capital purposes on the same terms. On September 2, 1998, the working capital loans to GBHC were cancelled as part of a settlement agreement among GBCC and Holdings, together with certain of their subsidiaries, and HCC (see Note 9). In addition, a $250,000 loan from HCC with interest at the rate of 14% per annum payable semiannually was due on April 1, 1998; to date, such payment has not been made.

(4)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     The January 5, 1998 filings for relief under Chapter 11 of the Bankruptcy Code by Holdings, GB Property Funding and GBHC (see Note 1) constitute a default under the indenture for the PRT Funding Notes. Accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated, is currently due and payable and is classified as current on the accompanying consolidated balance sheets.

                                                       MARCH 31,    DECEMBER 31,
                                                          1999          1998
                                                      ------------  ------------
 11 5/8% senior notes, due 2004 (a)                   $ 85,000,000  $ 85,000,000
 14 7/8% secured promissory note, due 2006, net of
   discount of $11,285,000 and $12,563,000,
   respectively (b)                                     36,318,000    35,040,000
                                                      ------------  ------------

     Total indebtedness                                121,318,000   120,040,000
   Less - current maturities                            85,000,000    85,000,000
                                                      ------------  ------------

     Total long-term debt                             $ 36,318,000  $ 35,040,000
                                                      ============  ============

_________________

(a) On February 17, 1994, PRT Funding issued the PRT Funding Notes. Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of GBCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The PRT Funding Notes will be replaced by a new note to be issued by PCC as part of the Restructuring (see Note 1).

(b) On February 17, 1994, PPI Funding Corp., a subsidiary of GBCC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for the $38,779,000 principal amount of 15 1/2% unsecured notes (the "PCPI Notes") held by HCC and issued by PCPI Funding Corp., another subsidiary of GBCC. The PPI Funding Notes were discounted to yield interest at the rate of 14 7/8% per annum and had a face value of $110,636,000. Subsequent principal payment by PPI Funding Corp. reduced the maturity value of the notes to $98,353,000 at December 31, 1996. During the second quarter of 1997, HCC assigned $13,750,000 undiscounted principal amount of the PPI Funding Notes to PPI Corporation as consideration, in part, for HCC's acquisition of the general partnership interest in PML (see Note 6). Such assignment reduced the maturity value of the notes to $84,603,000. At December 31, 1997, an additional $37,000,000 undiscounted face value ($23,631,000 discounted value) of the PPI Funding Notes was forgiven by HCC, further reducing the maturity value to $47,603,000. Because of the continued affiliation of HCC and GBCC, the forgiveness of debt was reflected by GBCC as a credit to paid-in capital during 1997. Payment of interest on the PPI Funding Notes is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of GBCC.

     Scheduled payments of long-term debt as of March 31, 1999, exclusive of the PRT Funding Notes which are currently in default and accelerated, are $47,603,000 in 2006.

     No interest was paid during the three month period ended March 31, 1999. Interest paid amounted to $10,000 during the three month period ended March 31, 1998.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(5)  INCOME TAXES

     GBCC's provision for income taxes consists of the following:

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                           ----------------------
                                              1999        1998
                                           ----------  ----------
Federal income tax (provision) benefit:
 Current                                   $ (25,000)  $(270,000)
 Deferred                                    377,000     654,000
State income tax (provision) benefit:
 Current                                      (2,000)    (52,000)
 Deferred                                    161,000     461,000
 Valuation allowance                        (544,000)   (795,000)
                                           ---------   ---------

                                           $ (33,000)  $  (2,000)
                                           =========   =========

     GBCC paid federal income taxes totaling $25,000 and $270,000 during the three month periods ended March 31, 1999 and 1998, respectively. GBCC paid no state income taxes during the three month period ended March 31, 1999; GBCC paid state income taxes totaling $2,000 during the three month period ended March 31, 1998.

     Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the nondeductibility for income tax purposes of certain items, including meals and entertainment and certain other expenses. Deferred taxes are computed based on the expected future tax effects of differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates. Deferred income taxes result primarily from differences in the bases of investments in subsidiaries and in outstanding obligations between financial and federal tax reporting purposes and from the use of the allowance method rather than the direct write-off method for doubtful accounts.

     As a result of the distribution of GBCC's stock by HCC to its shareholders at December 31, 1996, GBCC is no longer included in HCC's consolidated federal income tax return. In addition, as a result of a settlement agreement entered into in September 1998 (see Note 9), Holdings and its subsidiaries are no longer included in the consolidated tax return of GBCC for periods subsequent to December 31, 1998. As of March 31, 1999, GBCC and its subsidiaries, exclusive of Holdings and its subsidiaries, have net operating loss carryforwards ("NOL's") totaling approximately $35,300,000 for federal income tax purposes, most of which do not begin to expire until the year 2005. Additionally, GBCC and its subsidiaries have various tax credits available totaling approximately $2,030,000, most of which expire by the year 2004. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), requires that the tax benefit of such NOL's, credit carryforwards and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


assess that the utilization of such asset is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of such asset is more likely than not and, thus, has provided valuation allowances for substantially all of the deferred tax assets for all periods presented. The remaining deferred tax assets represent state timing differences expected to be utilized and are included in other current assets on the accompanying consolidated balance sheets.

     The components of the net deferred tax asset are as follows:

                                            MARCH 31,    DECEMBER 31,
                                              1999           1998
                                          -------------  -------------
Deferred tax assets:
 Net operating loss carryforwards         $ 12,821,000   $ 11,946,000
 Allowance for doubtful accounts               130,000        130,000
 Investment and other tax credits            2,030,000      2,339,000
 Investment in consolidated subsidiary       2,866,000      2,866,000
 Other liabilities and accruals                 87,000        113,000
 Deferred financing costs                    1,372,000      1,374,000
 Other                                         242,000        242,000
                                          ------------   ------------

Deferred tax asset                          19,548,000     19,010,000
Valuation allowance                        (19,505,000)   (18,961,000)
                                          ------------   ------------

                                          $     43,000   $     49,000
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

(6)  TRANSACTIONS WITH RELATED PARTIES

     PML, a limited partnership wholly owned through March 31, 1997 by GBCC, earns management fees pursuant to a management agreement with Hollywood Casino - Aurora, Inc. ("HCA"), an HCC

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


subsidiary. Such fees include a base management fee equal to 5% of the Aurora Casino's operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Effective as of April 1, 1997, HCC acquired the general partnership interest in PML from PPI Corporation, a wholly owned subsidiary of GBCC.

   HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount ($7,597,000 discounted value) of PPI Funding Notes (see Note 4) and $350,000 of accrued interest due from GBCC to PPI Corporation in exchange for the general partnership interest in PML. The $3,800,000 note is payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. The remaining note balances at March 31, 1999 and December 31, 1998 are $2,662,000 and $2,836,000, respectively. Of those balances, $668,000 and $622,000 are included in current amounts due from affiliates at March 31, 1999 and December 31, 1998, respectively. Interest income on the note from HCC amounted to $94,000 and $116,000, respectively, during the three month periods ended March 31, 1999 and 1998. Accrued interest receivable of $32,000 and $34,000, respectively, is included in amounts due from affiliates on the accompanying consolidated balance sheets at March 31, 1999 and December 31, 1998.

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

   Fees earned by NJMI under the management agreement and Interim Agreement amounted to $1,166,000 for the three months ended March 31, 1998. Management fees receivable from the Sands at both March 31, 1999 and December 31, 1998 amounted to $267,000 net of a valuation allowance of

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


$115,000. Of the amount receivable at March 31, 1999 and December 31, 1998, $30,000, net of the aforementioned valuation allowance, which was earned prior to GBHC's bankruptcy filing, is included in noncurrent due from affiliates on the accompanying consolidated balance sheets and is subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court (see
Note 9).

   Pursuant to a consulting agreement which expires in December 2003 with Hollywood Casino -Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino, a subsidiary of GBCC receives monthly consulting fees of $100,000. Total fees earned for each of the three month periods ended March 31, 1999 and 1998 amounted to $300,000.

   HCC and its subsidiaries allocate certain general and administrative costs to GBCC and its subsidiaries pursuant to services agreements. Net allocated costs and fees charged to GBCC and its subsidiaries by HCC and its subsidiaries amounted to $157,000 and $296,000, respectively, during the three month periods ended March 31, 1999 and 1998. Net amounts due to HCC and its subsidiaries amounted to $49,000 and $239,000 at March 31, 1999 and December 31, 1998, respectively.

   ACSC provides computer, marketing and other administrative services to HCC and its subsidiaries and to GBHC. Computer services provided include hardware, software and operator support and, for the most part, such services are billed by ACSC at its direct cost plus expenses incurred. ACSC and HCT entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999 to provide such services and to license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also pays ACSC a fixed license fee of $33,600 per month. ACSC's billings to HCC and its subsidiaries for such services amounted to $289,000 and $297,000 for the three month periods ended March 31, 1999 and 1998, respectively. Unpaid charges to HCC and its subsidiaries included in due from affiliates on the accompanying consolidated balance sheets at March 31, 1999 and December 31, 1998 amounted to $166,000 and $122,000, respectively. Billings to GBHC amounted to $232,000 and $148,000 for the three month periods ended March 31, 1999 and 1998, respectively. Unpaid charges to GBHC included in due from affiliates on the accompanying consolidated balance sheets at March 31, 1999 and December 31, 1998 amounted to $353,000 and $251,000, respectively. Such receivables from GBHC were partially offset by amounts due to GBHC by ACSC totaling $242,000 at both March 31, 1999 and December 31, 1998.

   Interest expense with respect to borrowings from HCC is set forth below:

                                          THREE MONTHS ENDED
                                                MARCH 31,
                                       -------------------------
                                         1999            1998
                                       -------------  ----------
PPI Funding Notes (Note 4)                $1,278,000  $1,142,000
Short-term borrowings (Note 3)               232,000     232,000

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


     During 1994, a GBCC subsidiary issued $40,524,000 discounted principal amount of PPI Funding Notes in exchange for the PCPI Notes held by HCC (see Note
4). Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balance at March 31, 1999 and December 31, 1998.

     Interest accrued on short-term borrowings (see Note 3) amounting to $2,013,000 and $1,781,000, respectively, at March 31, 1999 and December 31, 1998 is included in interest payable on the accompanying consolidated balance sheets.

     GBHC issued a promissory note in the amount of $10,000,000 on February 17, 1994 to PRT Funding. Such note accrues interest at the rate of 14 5/8% per annum and is payable semiannually commencing on August 17, 1994. The principal amount of the note is due on February 17, 2005. During the first quarter of 1997, GBHC also borrowed $5,000,000 from PCC for working capital purposes. Such borrowing accrues interest at the rate of 14 5/8% per annum payable semiannually
commencing July 15, 1997.   In accordance with certain provisions of the
September 1998 settlement agreement with GBCC (see Note 9), GBHC preserves whatever rights of offset, if any, it might have with respect to an advance made by GBHC to a GBCC subsidiary in the amount of $5,672,000 against the $10,000,000 and $5,000,000 loans described above. As a result of (i) GBHC no longer being included as a consolidated subsidiary and (ii) GBHC's filing under Chapter 11 making prospects for ultimate collection doubtful, the notes, together with accrued interest of $6,200,000 and $5,652,000, respectively, are fully reserved on the accompanying consolidated balance sheets at March 31, 1999 and December 31, 1998.

     During the third quarter of 1996, GBCC loaned $6,500,000 to GBHC for working capital purposes. Such advance accrues interest at the rate of 13 3/4% per annum, payable quarterly commencing October 1, 1996. An additional $1,500,000 was loaned to GBHC during the first quarter of 1997 on the same terms. Repayment of such advances and the payment of the related interest are subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court and to approval by the New Jersey Casino Control Commission (the "Casino Commission"). For the same reasons cited in the previous paragraph, the total advances to GBHC of $8,000,000, together with the related interest receivable of $1,496,000, were reflected as an adjustment to GBCC's negative investment in Holdings at December 31, 1997. On September 2, 1998, the working capital loans to GBHC were cancelled as part of a settlement agreement among GBCC and Holdings, together with certain of their subsidiaries, and HCC (see
Note 9).

(7)  INVESTMENT IN PRATT MANAGEMENT, L.P.

     Effective as of April 1, 1997, HCC acquired the general partnership interest in PML (see Notes 1 and 6) from PPI Corporation. PML earns management fees from the Aurora Casino and incurs operating and other expenses with respect to its management thereof. The general partner receives 99% of the first $84,000 of net income earned by the partnership each month and 1% of any income earned above such amount. PML earned management fees amounting to $2,600,000 and $2,546,000, respectively, during the three month periods ended March 31, 1999 and 1998. PML also incurred operating and other expenses amounting to $307,000 and $357,000, respectively, during the three month periods ended March 31, 1999 and 1998.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(8)  EQUITY IN EARNINGS OF GB HOLDINGS, INC.

     As discussed in Note 1, the operations of Holdings and its subsidiaries were accounted for under the equity method of accounting for the six month period from January 1, 1998 through June 30, 1998. Due to the significance of Holdings' operations, summarized consolidated results of operations of Holdings for the three month period ended March 31, 1998 are set forth below. Transactions with Holdings and its subsidiaries are included in Note 6.

                                          THREE MONTHS ENDED
                                            MARCH 31, 1998
                                          -------------------

Net revenues                                     $55,613,000
                                                 -----------

Departmental expenses                             45,285,000
General and administrative expenses                3,981,000
Depreciation and amortization                      2,899,000
                                                 -----------

   Total operating expenses                       52,165,000
                                                 -----------

Income from operations                             3,448,000
                                                 -----------

Interest, net                                        494,000
Gain on disposal of assets                            28,000
                                                 -----------

   Total non-operating income                        522,000
                                                 -----------

Income before taxes and other item                 3,970,000
Income tax provision                                       -
                                                 -----------

Income before other items                          3,970,000
Reorganization and other related costs            (1,101,000)
                                                 -----------

Net income                                       $ 2,869,000
                                                 ===========

(9)  LITIGATION

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

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


   As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment; however, no such proceedings have been initiated. On April 28, 1999, PCC, PRT Funding, NJMI, GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement with HCC which provides for the Restructuring of the PRT Funding Notes. The agreement provides for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets will consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino and its liabilities will consist of a newly issued promissory note in the principal amount of $40,329,000 payable to the Trustee for the PRT Funding noteholders. The voting agreement provides for HCC to immediately discharge the promissory note.

   As part of the Restructuring, holders of the PRT Funding Notes would also receive 100% of the beneficial interest in a liquidating trust which would hold the remaining assets (except for the stock of Holdings) of PCC and its subsidiaries not acquired by HCC. Such assets would consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

   The successful completion of the Restructuring will require that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by various gaming regulatory organizations.

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

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


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

   On April 22, 1999, GBHC filed a motion with the Bankruptcy Court seeking to disallow NJMI's pre-petition claims (see Note 6). The motion to disallow is scheduled to be heard by the Bankruptcy Court on May 24, 1999.

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

                                  (UNAUDITED)


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

     OTHER LITIGATION -

     On October 8, 1998, GBCC and HCC filed a complaint in the District Court of Dallas County, Texas against Arthur Andersen LLP, GBCC and HCC's former independent accountants, and selected partners alleging negligent advice and breach of contract with respect to the tax consequences resulting from the spin-off of GBCC's stock to HCC's shareholders on December 31, 1996. The lawsuit is currently in the initial stages of discovery.

(10) RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 1999 consolidated financial statement presentation.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


   This Quarterly Report on Form 10-Q contains forward-looking statements about the business, results of operations, cash flows, financial condition and prospects of GBCC. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations applicable to the gaming industry in general or GBCC in particular, and other risks indicated in GBCC's filing with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "anticipates" and similar expressions as they relate to GBCC or its management are intended to identify forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

   OPERATING ACTIVITIES

   GBCC and its subsidiaries conduct three major business activities. These activities may be grouped by company as follows: (i) GBCC, PPI Corporation and their direct, wholly owned subsidiaries, (ii) PCC and NJMI and (iii) Holdings and GBHC.

   GBCC, PPI Corporation and their direct subsidiaries have provided management personnel for GBCC's non-casino operations. ACSC, a subsidiary of PPI Corporation, licenses casino information technology systems to HCC's casino facilities, the Sands and non-affiliated casino companies. As a result of GBCC's exit from non-casino hotel operations, ACSC's operations have become the most significant source of liquidity for GBCC, PPI Corporation and their direct subsidiaries. The results of ACSC's operations for the three month periods ended March 31, 1999 and 1998 are set forth below:

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                        ----------------------
                                        1999            1998
                                        ------------  --------
Computer service revenues                $1,903,000   $999,000

Computer service expenses                 1,016,000    130,000
General and administrative                  886,000    444,000
Depreciation and amortization                44,000     28,000
                                         ----------   --------

                                          1,946,000    602,000
                                         ----------   --------

(Loss) income from operations            $  (43,000)  $397,000
                                         ==========   ========

   The decrease in operating income in the first quarter of 1999 from the same period in 1998 is due to increased salaries and relatively fixed overhead costs associated with ACSC's sales of information technology products to unaffiliated third parties (see "Results of Operations" below).

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


   PCC and NJMI provide management and consulting services or invest in entities which provide such services to affiliates which own hotel and casino properties. Prior to 1998, cash flow from such activities, specifically the limited partnership interest in PML held by PCC, the Tunica Consulting Contract and the Sands Management Contract were sufficient to meet debt service obligations on the PRT Funding Notes ($9.9 million annually) and, when permitted by the PRT Funding Note indenture, on the Junior Subordinated Notes.

   As a consequence of the Chapter 11 filings by Holdings, GB Property Funding and GBHC on January 5, 1998, PRT Funding is in default on the $85 million principal amount of PRT Funding Notes which, together with accrued interest, accelerated and became immediately due and payable. The bankruptcy filing of GBHC also permitted it to reject the Sands Management Agreement, an important source of funds for debt service on the PRT Funding Notes. Management of GBHC requested modification to the fee arrangement under the Sands management agreement and reserved its right to reject the agreement. A modified agreement was entered into effective May 1, 1998 and expired on September 28, 1998 which reduced the monthly fee to $165,000 compared to an average monthly fee of $532,000 during the same period in 1997. GBHC's motion to reject the management agreement was approved by the Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement (see Note 9 of the Notes to Consolidated Financial Statements), GBCC and GBHC may no longer assert claims against each other with respect to the operations of the management contract and, with the passage of time, the cancellation thereof. PCC does not have the financial resources or the capacity to borrow sufficient cash to satisfy the $85 million principal amount of the PRT Funding Notes which have accelerated. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4.9 million) while negotiations to restructure the PRT Funding Notes continued. In connection with the Restructuring, PRT Funding paid deferred interest amounting to $6.8 million to the bondholders on April 30, 1999.

   On April 28, 1999, PCC, PRT Funding, NJMI, GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement which provides for the Restructuring of the PRT Funding Notes. The agreement provides for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets will consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino and its liabilities will consist of a newly issued promissory note in the principal amount of $40.3 million payable to the Trustee for the PRT Funding noteholders. The voting agreement provides for HCC to immediately discharge the promissory note.

   As part of the Restructuring, holders of the PRT Funding Notes would also receive 100% of the beneficial interest in a liquidating trust which would hold the remaining assets (except for the stock of Holdings) of PCC and its subsidiaries not acquired by HCC. Such assets would consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

   The successful completion of the Restructuring will require that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by various gaming regulatory organizations. There can be no assurance at this time that the Restructuring will be successfully completed.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


   After consummation of the Restructuring, GBCC's only significant remaining operating activity will be the development, installation and maintenance of casino systems by ACSC. GBCC and its subsidiaries will continue to have debt outstanding to HCC consisting of (i) demand notes (the "GBCC Notes") and accrued interest thereon totaling approximately $8.8 million at March 31, 1999 and (ii) a 14 7/8% secured promissory note due 2006 (the "PPI Funding Notes") in the amount of approximately $36.3 million at March 31, 1999 (see "Financing Activities" below). The current level of ACSC's operations is not sufficient to provide debt service on the HCC obligations and, consequently, GBCC will be insolvent after the Restructuring. GBCC has commenced discussions with HCC to restructure its obligations; however, there can be no assurance at this time that such discussions will result in a restructuring of GBCC's obligations with HCC.

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

   As a result of these filings, the Sands has sufficient cash flow to continue normal operations while it seeks to develop a plan of reorganization for submission to its creditors and the Bankruptcy Court. On January 11, 1999, the Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. No plan of reorganization has been formally presented by the debtors or any other party. Capital expenditures, other than normal recurring capital expenditures in the ordinary course of business, will require prior approval of the Bankruptcy Court. The Bankruptcy Court has approved a $13.6 million, two-year capital expenditure program including $7.1 million for rooms renovations and $6.5 million for the replacement of slot machines. There can be no assurance at this time that GBHC's plan of reorganization, when submitted, will be accepted by its creditors or the Bankruptcy Court. In any event, it is not anticipated that GBCC will retain a substantial equity position in Holdings as a result of a reorganization and, accordingly, it is not anticipated that the Holdings group will contribute significantly to the future cash flows of the GBCC consolidated group.

   FINANCING ACTIVITIES

   During 1994, GBCC issued $40.5 million discounted principal amount of deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38.8 million principal amount of 15 1/2% notes issued by another GBCC subsidiary and held by HCC. Effective as of April 1, 1997, HCC acquired from PPI Corporation the general partnership interest in PML, which holds the Aurora Management contract. The

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


acquisition price for the general partnership interest included a note in the amount of $3.8 million and the assignment of $7.6 million discounted amount of the PPI Funding Notes to PPI Corporation. Annual principal and interest payments by HCC on the $3.8 million note approximate the general partner's share of annual partnership distributions which are now being made to HCC. During 1997, HCC forgave $23.6 million discounted principal amount of the PPI Funding Notes. The remaining PPI Funding Notes have a maturity value of $47. 6 million. Payment of interest on the PPI Funding Notes is deferred through February 17, 2001 at which time interest will become payable semiannually with the unpaid balance due on February 17, 2006.

   During the third quarter of 1996, GBCC borrowed $6.5 million from HCC which accrues interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996 (the "GBCC Notes"). GBCC loaned such funds to GBHC on similar terms. The loans to GBHC together with the related interest were cancelled as part of a settlement agreement approved by the Bankruptcy Court on September 2, 1998.

   As previously described, GBCC has commenced discussions with HCC to restructure its obligations; however, there can be no assurance at this time that such discussions will result in a restructuring of GBCC's obligations with HCC.

   CAPITAL EXPENDITURES AND OTHER INVESTMENTS

   Property and equipment additions during the three month period ended March 31, 1999 totaled $16,000; management anticipates that capital expenditures during the remainder of 1999, consisting only of ongoing equipment replacements and enhancements at ACSC, will not be significant.

RESULTS OF OPERATIONS

   GENERAL

   As a result of the filings by Holdings, GB Property Funding, and GBHC, GBCC's control over the filing subsidiaries is subject to the supervision of the Bankruptcy Court. GBCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Accordingly, the accompanying consolidated statement of operations for the three month period ended March 31, 1998 reflects the operations of the filing subsidiaries under the equity method of accounting. For the three month period ended March 31, 1999, however, the accompanying consolidated statement of operations reflects the operations of Holdings and its subsidiaries under the cost method of accounting.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


   REVENUES

   Total revenues of GBCC declined $279,000 (11.2%) during the three month period ended March 31, 1999 compared to the prior year period. Computer services revenues provided by ACSC, a GBCC subsidiary that provides computer hardware and software to the gaming industry, increased $904,000 (90.5%) during the three month period ended March 31, 1999 compared to the same period of 1998. Such increase results from a significant installation contract for ACSC's slot monitoring system. The increase was more than offset, however, by the termination of the Sands Management Contract in September 1998 which generated management fees of $1.2 million during the first quarter of 1998.

   COMPUTER SERVICES EXPENSES

   Computer services expenses increased $886,000 (681.5%) during the three month period ended March 31, 1999 compared to the three month period ended March 31, 1998. Such increase is primarily attributable to increased hardware and installation costs associated with the aforementioned system installation contract.

   GENERAL AND ADMINISTRATIVE EXPENSES

   GBCC's general and administrative expenses increased by $393,000 (42.5%) during the three month period ended March 31, 1999 compared to the 1998 period. The increase is primarily due to an increase in salaries and overhead costs incurred in connection with ACSC's increased marketing efforts to sell its information technology products to unaffiliated third parties.

   DEPRECIATION AND AMORTIZATION

   Depreciation and amortization expense for the first quarter of 1999 increased by $16,000 (57.1%) compared to the same period of 1998 due to an expansion of office space by ACSC.

   INTEREST

   Interest income decreased $26,000 (10.9%) during the first quarter of 1999 compared to the same period during 1998. All interest income earned by GBCC on loans and advances to Holdings and its subsidiaries for periods subsequent to the January 5, 1998 bankruptcy filings is being reserved. Interest expense did not change significantly during 1999 compared to the prior year period.

   EQUITY IN EARNINGS OF LIMITED PARTNERSHIP

   Effective February 17, 1994, PCC acquired the limited partnership interest in PML, a limited partnership which earns management fees from the operation of the Aurora Casino. The Agreement of Limited Partnership of PML provides for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner. PCC's equity in the earnings of PML increased $102,000 (5.3%) during the first quarter of 1999 from the same period of 1998. The 1999 increase reflects improved management fees earned by PML which are based, in part, on the operating results of the Aurora Casino.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


   EQUITY IN EARNINGS OF GB HOLDINGS, INC.

   GBCC's equity in the earnings of Holdings' for the three month period ended March 31, 1998 amounted to $2.9 million. As a result of GBCC no longer controlling the operations of the Sands, the expectation that control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, GBCC's investment in Holdings and its subsidiaries as well as certain intercompany balances with Holdings were revalued to a zero basis effective July 1, 1998. Accordingly, GBCC is no longer recognizing equity in the earnings of Holdings and its subsidiaries.

   RESTRUCTURING COSTS

   Restructuring costs increased $22,000 (36.7%) during the three month period ended March 31, 1999 as compared to the same period of 1998 due to professional fees and other corporate overhead costs in connection with the default of the PRT Funding Notes and efforts to consummate the Restructuring (see "Liquidity and Capital Resources - Operating Activities").

   INCOME TAX PROVISION

   As a result of a settlement agreement entered into in September 1998 (see
Note 9 of Notes to Consolidated Financial Statements), Holdings and its subsidiaries are no longer included in the consolidated tax return of GBCC for periods subsequent to December 31, 1998. Due to the continued availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of deferred tax assets resulting from NOL's and temporary differences is more likely than not. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 19, "Accounting for Income Taxes", GBCC has provided valuation allowances for substantially all of the deferred tax assets at March 31, 1999 and December 31, 1998. The remaining deferred tax assets represent state timing differences expected to be utilized.

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

   SEASONALITY AND OTHER FLUCTUATIONS

   The Aurora Casino experiences some seasonality due to severe winter weather, and, as a result, management fees earned by GBCC have fluctuated with such seasonality. In addition, the Aurora Casino's operations may fluctuate due to a number of factors, including chance. Such seasonality and fluctuations may materially affect GBCC's results of operations.

PART II:  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

   On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On January 11, 1999 the Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. As of May 12, 1999, no reorganization plan has been formally presented by the debtors or any other party.

   As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment. On April 28, 1999, PCC, PRT Funding, NJMI, GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement which provides for the Restructuring of the PRT Funding Notes. The agreement provides for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets will consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino and its liabilities will consist of a newly issued promissory note in the principal amount of $40,329,000 payable to the Trustee for the PRT Funding noteholders. The voting agreement provides for HCC to immediately discharge the promissory note.

   As part of the Restructuring, holders of the PRT Funding Notes would also receive 100% of the beneficial interest in a liquidating trust which would hold the remaining assets (except for the stock of Holdings) of PCC and its subsidiaries not acquired by HCC. Such assets would consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

   The successful completion of the Restructuring will require that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by the various gaming regulatory organizations.

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

   On April 22, 1999, GBHC filed a motion with the Bankruptcy Court seeking to disallow NJMI's pre-petition claims. The motion to disallow is scheduled to be heard by the Bankruptcy Court on May 24, 1999.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     As a result of the filings discussed in Item 1. above, $182,500,000 principal amount of 10 7/8% First Mortgage Notes issued by GB Property Funding are in default. Principal payments of $2,500,000 each due on January 15 and July 15, 1998 and on January 15, 1999 were not made. Under an order of the Bankruptcy Court permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the 10 7/8% First Mortgage Notes, must be remitted to the Trustee for the 10 7/8% First Mortgage Notes as reductions to the outstanding principal. As of May 12, 1999, $361,000 has been remitted to the Trustee from the proceeds on the sale of equipment. The accrual of interest on the 10 7/8% First Mortgage Notes for periods subsequent to the filings has been suspended; such interest on a contractual basis amounts to approximately $36,330,000 as of May 12, 1999.

     The default on the 10 7/8% First Mortgage Notes also resulted in a default under the indenture for the $85,000,000 11 5/8% Unsecured Senior Notes issued by PRT Funding Corp. and guaranteed by Pratt Casino Corporation. Accordingly, the maturity of the PRT Funding Notes has accelerated. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the notes continued. In connection with the Restructuring, PRT Funding paid deferred interest amounting to $6,768,000 to the bondholders on April 30, 1999. Interest due on such notes, exclusive of compound interest on amounts in arrears, amounts to $5,682,000 as of May 12, 1999.

ITEM 6.(A) - EXHIBITS

10.1 Voting Agreement dated as of April 28, 1999 among GBCC, PCC, PRT Funding Corp., NJMI, HCC and the Consenting Holders of PRT Funding Notes.

ITEM 6.(B) - REPORTS ON FORM 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1999. The Registrant filed its Annual Report on Form 10-K for the year ended December 31, 1998 with the Securities and Exchange Commission on March 31, 1999.

SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GREATE BAY CASINO CORPORATION



Date: May 12, 1999                      By: /s/ John C. Hull
      -------------------                   ------------------------------------
                                                John C. Hull
                                                Chief Executive Officer