Form 10-Q
period 1999-06-30
GREATE BAY CASINO CORP
filed 1999-08-16
CIK 30117

                   SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended   JUNE 30, 1999
                                 -----------------------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE COMMISSION ACT OF 1934

For the transition period from ________________to _____________________________
Commission file number   1-6339
                        ----------

                         GREATE BAY CASINO CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

 DELAWARE                                                        75-1295630
------------------------------------------------------    ----------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 C/O ADVANCED CASINO SYSTEMS CORPORATION
  200 DECADON DRIVE, SUITE 100
 EGG HARBOR TOWNSHIP, NEW JERSEY                                   08234
------------------------------------------------------    ----------------------
 (Address of principal executive offices)                        (Zip Code)

(Registrant's telephone number, including area code)           (609) 441-0704
                                                          ----------------------

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                         OUTSTANDING AT AUGUST 12, 1999
------------------------------------   ----------------------------------------
   Common Stock, $.10 par value                   5,186,627 shares

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
-----------------------------

INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------

     Greate Bay Casino Corporation, a Delaware corporation, and its subsidiaries ("GBCC") are engaged in the operation and management of and provision of services to casino properties. GBCC's current operating activities consist primarily of development, installation and maintenance of casino systems by its wholly owned subsidiary, Advanced Casino Systems Corporation ("ACSC"). Other subsidiaries of GBCC own the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and hold management and consulting contracts with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica County, Mississippi (the "Tunica Casino"). As explained below, these other subsidiaries are currently in Chapter 11 proceedings and GBCC does not expect to have ownership or operating control after reorganization. Accordingly, the activities of the subsidiaries which own the Sands and hold the management contracts with the Aurora and Tunica casinos are no longer included in the operating results of GBCC. GBCC's common stock is listed on the OTC Bulletin Board Service under the symbol "GEAAQ". Prior to December 31, 1996, Hollywood Casino Corporation ("HCC", a Delaware corporation) owned approximately 80% of the outstanding common stock of GBCC. On December 31, 1996, HCC distributed such stock to its shareholders; as a result, approximately 36% of GBCC's outstanding stock is owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 54% of HCC. HCC owns the Aurora Casino and the Tunica Casino.

     On January 5, 1998, GB Holdings, Inc. ("Holdings"), at the time a wholly owned subsidiary of GBCC, together with Holdings' wholly owned subsidiaries, Greate Bay Hotel and Casino, Inc. ("GBHC") and GB Property Funding Corp. ("GB Property Funding"), filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "New Jersey Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the New Jersey Bankruptcy Court. On January 11, 1999, the New Jersey Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. On June 1, 1999, a plan of reorganization was filed by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provides for the secured bondholders to receive new debt and equity ownership of Holdings in exchange for their current claims and for unsecured creditors to receive a partial cash settlement of their claims. The plan is presently under review by the creditors and the New Jersey Bankruptcy Court. Effective on December 31, 1998, GBCC's ownership of Holdings was reduced to 79%.

     As a result of the Chapter 11 filings by Holdings, GB Property Funding and GBHC, GBCC's control over the filing subsidiaries is subject to supervision of the New Jersey Bankruptcy Court and GBCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Furthermore, as the result of a settlement agreement reached by GBCC and Holdings during September 1998, GBCC no longer participates in the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets. As more fully explained in Note 1 of the Notes to Consolidated Financial Statements, during the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for by GBCC under the equity method of accounting. As a result of GBCC no longer controlling the operations of the Sands, the continued expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, GBCC's investment in Holdings and its subsidiaries as well as certain amounts due to Holdings were revalued to a zero basis effective on July 1, 1998. Accordingly, for periods subsequent to June 30, 1998, GBCC is accounting for its investment in Holdings under the cost method of accounting.

      The filings of petitions for relief by Holdings and its subsidiaries resulted in a default under the indenture for $85 million principal amount of 11 5/8% senior notes due 2004 (the "PRT Funding Notes") issued by PRT Funding Corp. ("PRT Funding") and guaranteed by Pratt Casino Corporation ("PCC"), both wholly owned, indirect subsidiaries of GBCC. Accordingly, the outstanding principal amount of the PRT

Funding Notes accelerated and became currently due and payable. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4.9 million) while negotiations to restructure the notes continued. In connection with the Restructuring (as defined below), PRT Funding paid deferred interest amounting to $6.8 million to the bondholders on April 30, 1999.

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

     As part of the Restructuring, holders of the PRT Funding Notes will also receive 100% of the remaining assets of PCC and its subsidiaries not acquired by HCC. Such assets consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

     The successful completion of the Restructuring required that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such petitions for relief were filed on May 25, 1999 in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court") and the related plan of reorganization was filed on May 26, 1999. The plan will require approval by the Delaware Bankruptcy Court as well as by various gaming regulatory organizations. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Delaware Bankruptcy Court.

     As a result of the Chapter 11 filings and plan of reorganization submitted by PCC, PRT Funding and NJMI, GBCC's control over the filing subsidiaries is subject to supervision of the Delaware Bankruptcy Court and GBCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Accordingly, PCC, PRT Funding and NJMI are no longer included on the accompanying consolidated balance sheets. As more fully explained in Note 1 of the Notes to Consolidated Financial Statements, GBCC's investment in PCC and its subsidiaries as well as certain amounts due from PCC and its subsidiaries were revalued to a zero basis effective on May 25, 1999. Accordingly, for periods subsequent to May 25, 1999, GBCC is accounting for its investment in PCC under the cost method of accounting.

     The consolidated financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 have been prepared by GBCC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of June 30, 1999 and the results of its operations for the three and six months periods ended June 30, 1999 and 1998 and its cash flows for the six month periods ended June 30, 1999 and 1998.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       June 30,
                                                         1999      December 31,
                                                     (Unaudited)       1998
                                                     -----------   -------------
Current Assets:
 Cash and cash equivalents                           $ 5,372,000   $ 10,616,000
 Accounts receivable                                     416,000        367,000
 Inventories                                             621,000        378,000
 Due from affiliates                                   1,187,000      1,303,000
 Refundable deposits and other
  current assets                                         527,000        938,000
                                                     -----------   ------------

  Total current assets                                 8,123,000     13,602,000
                                                     -----------   ------------

Investment in Limited Partnership                              -      3,104,000
                                                     -----------   ------------

Property and Equipment:
 Operating equipment                                     747,000      1,564,000
 Less - accumulated depreciation                        (349,000)    (1,100,000)
                                                     -----------   ------------

  Net property and equipment                             398,000        464,000
                                                     -----------   ------------

Other Assets:
 Due from affiliates, net of valuation allowances      2,289,000      2,767,000
 Other assets                                                  -          9,000
                                                     -----------   ------------

  Total other assets                                   2,289,000      2,776,000
                                                     -----------   ------------

                                                     $10,810,000   $ 19,946,000
                                                     ===========   ============



   The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                 June 30,
                                                  1999        December 31,
                                              (Unaudited)         1998
                                             -------------   -------------
Current Liabilities:
 Current maturities of long-term debt        $           -   $  85,000,000
 Borrowings from affiliate                       6,750,000       6,750,000
 Accounts payable                                1,089,000       2,232,000
 Accrued liabilities -
  Salaries and wages                               206,000         235,000
  Interest                                       2,248,000       8,780,000
  Other                                            131,000         239,000
 Other current liabilities                         245,000         296,000
                                             -------------   -------------

  Total current liabilities                     10,669,000     103,532,000
                                             -------------   -------------

Long-Term Debt                                  37,647,000      35,040,000
                                             -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding          519,000         519,000
 Additional paid-in capital                     75,212,000      75,212,000
 Accumulated deficit                          (113,237,000)   (194,357,000)
                                             -------------   -------------

  Total shareholders' deficit                  (37,506,000)   (118,626,000)
                                             -------------   -------------

                                             $  10,810,000   $  19,946,000
                                             =============   =============



    The accompanying introductory notes and notes to consolidated financial statement are an integral part of these consolidated balance sheets.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                            --------------------------
                                                               1999         1998
                                                            -----------    -----------
Revenues:
 Computer services                                          $ 1,708,000    $ 1,025,000
 Management and consulting fees                                 177,000      1,073,000
 Other                                                                -         51,000
                                                            -----------    -----------

  Total revenues                                              1,885,000      2,149,000
                                                            -----------    -----------

Expenses:
 Computer services                                              899,000        152,000
 General and administrative                                   1,400,000        823,000
 Depreciation and amortization                                   45,000         31,000
                                                            -----------    -----------

  Total expenses                                              2,344,000      1,006,000
                                                            -----------    -----------

 (Loss) income from operations                                 (459,000)     1,143,000
                                                            -----------    -----------

Non-operating income (expense):
 Interest income                                                176,000        232,000
 Interest expense                                            (3,046,000)    (4,101,000)
 Gain on elimination of investment in Pratt Casino
  Corporation                                                85,989,000              -
 Equity in earnings of Limited Partnership                      638,000        712,000
 Equity in earnings of GB Holdings, Inc.                              -        854,000
 Restructuring costs                                           (148,000)      (984,000)
                                                            -----------    -----------

  Total non-operating income (expense), net                  83,609,000     (3,287,000)
                                                            -----------    -----------

Income (loss) before income taxes                            83,150,000     (2,144,000)
 Income tax benefit (provision)                                   6,000        (43,000)
                                                            -----------    -----------

Net income (loss)                                           $83,156,000    $(2,187,000)
                                                            ===========    ===========

Basic and diluted net income (loss) per common share        $     16.03    $      (.42)
                                                            ===========    ===========

  The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                          -----------------------------
                                                            1999               1998
                                                          ------------      -----------
Revenues:
 Computer services                                        $  3,611,000      $ 2,024,000
 Management and consulting fees                                477,000        2,539,000
 Other                                                               -           68,000
                                                          ------------      -----------

  Total revenues                                             4,088,000        4,631,000
                                                          ------------      -----------

Expenses:
 Computer services                                           1,915,000          282,000
 General and administrative                                  2,718,000        1,748,000
 Depreciation and amortization                                  89,000           59,000
                                                          ------------      -----------

  Total expenses                                             4,722,000        2,089,000
                                                          ------------      -----------

 (Loss) income from operations                                (634,000)       2,542,000
                                                          ------------      -----------

Non-operating income (expense):
 Interest income                                               388,000          470,000
 Interest expense                                           (7,026,000)      (8,190,000)
 Gain on elimination of investment in Pratt Casino
  Corporation                                               85,989,000
 Equity in earnings of Limited Partnership                   2,660,000        2,632,000
 Equity in earnings of GB Holdings, Inc.                             -        3,723,000
 Restructuring costs                                          (230,000)      (1,044,000)
                                                          ------------      -----------

  Total non-operating income (expense), net                 81,781,000       (2,409,000)
                                                          ------------      -----------

Income before income taxes                                  81,147,000          133,000
 Income tax provision                                          (27,000)         (45,000)
                                                          ------------      -----------

Net income                                                $ 81,120,000      $    88,000
                                                          ============      ===========

Basic and diluted net income per common share             $      15.64      $       .02
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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                    -------------------------------
                                                                         1999             1998
                                                                    ------------       ------------
OPERATING ACTIVITIES:
 Net income                                                         $ 81,120,000       $     88,000
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization, including
   accretion of debt discount                                          2,696,000          2,352,000
  Gain on elimination of investment in Pratt Casino
   Corporation                                                       (85,989,000)                 -
  Equity in earnings of Limited Partnership                           (2,660,000)        (2,632,000)
  Distributions received from Limited Partnership                      4,038,000          3,089,000
  Equity in earnings of GB Holdings, Inc.                                      -         (3,723,000)
  Deferred income tax provision (benefit)                                  2,000             (6,000)
  Increase in accounts receivable                                        (49,000)           (90,000)
  (Decrease) increase in accounts payable and
   other accrued liabilities                                          (3,765,000)         5,915,000
  Net change in other current assets and liabilities                    (160,000)        (1,132,000)
  Net change in other noncurrent assets and liabilities                   63,000           (466,000)
                                                                    ------------       ------------

     Net cash (used in) provided by operating activities              (4,704,000)         3,395,000
                                                                    ------------       ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                     (23,000)           (50,000)
 Deconsolidation of Pratt Casino Corporation cash and cash
  equivalents                                                           (868,000)                 -
 Collections on notes receivable                                         351,000            297,000
                                                                    ------------       ------------

   Net cash (used in) provided by investing activities                  (540,000)           247,000
                                                                    ------------       ------------

FINANCING ACTIVITIES:
 Repayments of long-term debt                                                  -            (26,000)
                                                                    ------------       ------------

  Net cash used in financing activities                                        -            (26,000)
                                                                    ------------       ------------

  Net (decrease) increase in cash and cash equivalents                (5,244,000)         3,616,000
  Cash and cash equivalents at beginning of period                    10,616,000          6,555,000
                                                                    ------------       ------------

  Cash and cash equivalents at end of period                        $  5,372,000       $ 10,171,000
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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization, Business and Basis of Presentation

     Greate Bay Casino Corporation, a Delaware corporation, and its subsidiaries ("GBCC") are engaged in the operation and management of and provision of services to casino properties. GBCC's current operating activities consist primarily of development, installation and maintenance of casino systems by its wholly owned subsidiary, Advanced Casino Systems Corporation ("ACSC"). Other subsidiaries of GBCC own the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and hold management and consulting contracts with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica County, Mississippi (the "Tunica Casino") (see Note 6). As explained below, these other subsidiaries are currently in Chapter 11 proceedings and GBCC does not expect to have ownership or operating control after reorganization. Accordingly, as further described below, the activities of the subsidiaries which own the Sands and hold the management contracts with the Aurora and Tunica casinos will no longer be included in the operating results of GBCC.

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

     Effective April 1, 1997, HCC acquired the general partnership interest in Pratt Management, L.P. ("PML"), the limited partnership which holds the management contract on the Aurora Casino, from PPI Corporation, a wholly owned subsidiary of GBCC. As a result, GBCC's investment in PML through its wholly owned subsidiary, Pratt Casino Corporation ("PCC"), was presented under the equity method of accounting for periods prior to May 25, 1999 (see Note 7). As explained below, the operating results of PCC for periods subsequent to May 25, 1999 are no longer included in the consolidated results of operations of GBCC.

     On January 5, 1998, GB Holdings, Inc. ("Holdings"), at that time a wholly owned subsidiary of GBCC, together with Holdings' wholly owned subsidiaries, GB Property Funding Corp. ("GB Property Funding") and Greate Bay Hotel and Casino, Inc. ("GBHC"), filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "New Jersey Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the New Jersey Bankruptcy Court. On January 11, 1999, the New Jersey Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. On June 1, 1999, a plan of reorganization was filed by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provides for the secured bondholders to receive new debt and equity ownership of Holdings in exchange for their current claims and for unsecured creditors to receive a partial cash settlement of their claims. The plan is presently under review by the creditors and the New Jersey Bankruptcy Court. Effective on December 31, 1998, GBCC's ownership of Holdings was reduced to 79% (see Note 9).

     As a result of the Chapter 11 filings, GBCC's control over the filing subsidiaries is subject to supervision of the New Jersey Bankruptcy Court and GBCC does not expect to have ownership or

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


operating control of such subsidiaries after reorganization. Prior to July 7, 1998, New Jersey Management, Inc. ("NJMI"), a wholly owned subsidiary of GBCC, was responsible for the operations of the Sands under a management agreement with GBHC (see Note 6). On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the existing management agreement with NJMI. A substitute agreement (the "Interim Agreement") was entered into on June 27, 1998 and approved by the New Jersey Bankruptcy Court on July 7, 1998. Under the Interim Agreement, NJMI continued to provide certain agreed upon services to GBHC until September 28, 1998. Furthermore, as the result of a settlement agreement reached by GBCC and Holdings during September 1998 (see Note 9), GBCC no longer controls the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets. During the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for under the equity method of accounting (see Note 8). As a result of GBCC no longer controlling the operations of the Sands, the expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, GBCC's investment in Holdings and its subsidiaries as well as certain amounts due to Holdings (see
Note 3) were revalued to a zero basis effective on July 1, 1998. Accordingly, for periods subsequent to June 30, 1998, GBCC is accounting for its investment in Holdings under the cost method of accounting.

   The accompanying consolidated financial statements have been prepared assuming that GBCC will continue as a going concern. As discussed above, certain affiliates of GBCC filed for Chapter 11 bankruptcy protection on January 5, 1998. The affiliate filings under Chapter 11 resulted in a default under the indenture for $85,000,000 principal amount of 11 5/8% senior notes due 2004 (the "PRT Funding Notes") issued by PRT Funding Corp. ("PRT Funding"), an indirect, wholly owned subsidiary of GBCC. Accordingly, the outstanding principal amount of the PRT Funding Notes accelerated and became currently due and payable. PCC, as guarantor of the PRT Funding Notes, does not have sufficient assets to satisfy the outstanding amounts applicable to the PRT Funding Notes. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the PRT Funding Notes continued. In connection with the Restructuring (as defined below) PRT Funding paid deferred interest amounting to $6,768,000 to the bondholders on April 30, 1999.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     As part of the Restructuring, holders of the PRT Funding Notes will also receive 100% of the remaining assets of PCC and its subsidiaries not acquired by HCC. Such assets consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

     The successful completion of the Restructuring required that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such petitions for relief were filed on a May 25, 1999 in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court") and the related plan of reorganization was filed on May 26, 1999. The plan will require approval by the Delaware Bankruptcy Court as well as by various gaming regulatory organizations. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Delaware Bankruptcy Court. There can be no assurance at this time that the Restructuring will be successfully completed.

     As a result of the Chapter 11 filings and plan of reorganization submitted by PCC, PRT Funding and NJMI, GBCC's control over the filing subsidiaries is subject to supervision of the Delaware Bankruptcy Court and GBCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Accordingly, PCC, PRT Funding and NJMI are no longer included on the accompanying consolidated balance sheets. GBCC's investment in PCC and its subsidiaries as well as certain amounts due from PCC and its subsidiaries were revalued to a zero basis effective on May 25, 1999. Accordingly, for periods subsequent to May 25, 1999, GBCC is accounting for its investment in PCC under the cost method of accounting.

     After consummation of the Restructuring, GBCC's only significant remaining operating activity will be the development, installation and maintenance of casino systems by ACSC. GBCC and its subsidiaries will continue to have debt outstanding to HCC consisting of (i) demand notes and accrued interest thereon totaling $8,996,000 at June 30, 1999 (see Notes 3 and 6) and (ii) a 14 7/8% secured promissory note due 2006 in the amount of $37,647,000 at June 30, 1999 (see Note 4). The current level of ACSC's operations is not sufficient to provide debt service on the HCC obligations and, consequently, GBCC will be insolvent after the Restructuring. GBCC has commenced discussions with HCC to restructure its obligations; however, there can be no assurance at this time that such discussions will result in a restructuring of GBCC's obligations with HCC.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     In June 1998, the FASB issued a new statement, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which has been amended to be effective for fiscal years beginning after June 15, 2000. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholders' equity until a hedged transaction occurs. GBCC does not believe the adoption of SFAS 133 will have a significant impact on its financial position or results of operations.

     The consolidated financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 have been prepared by GBCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of June 30, 1999, the results of its operations for the three and six month periods ended June 30, 1999 and 1998 and its cash flows for the six month periods ended June 30, 1999 and 1998.

(2)  Net Income (loss) per common share -

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

     For each of the three and six month periods ended June 30, 1999 and 1998, there were no potential common shares outstanding and basic and diluted income
(loss) per share were the same. The weighted average number of shares of common stock used in the calculation of both basic and diluted income (loss) per share was 5,186,627 for each of the three and six month periods ended June 30, 1999 and 1998.

(3)  Borrowings from Affiliates

     GBCC and its subsidiaries had outstanding affiliate borrowings from HCC of $6,750,000 as of both June 30, 1999 and December 31, 1998. During the third quarter of 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996; such funds were loaned by GBCC to GBHC for working capital purposes on the same terms. On September 2, 1998, the working capital loans to GBHC were cancelled as part of a settlement agreement among GBCC and Holdings, together with certain of their subsidiaries, and HCC (see Note 9). In addition, a $250,000 loan from HCC with interest at the rate of 14% per annum payable semiannually was due on April 1, 1998; to date, such payment has not been made.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)



(4)  Long-term Debt And Pledge Of Assets

     The January 5, 1998 filings for relief under Chapter 11 of the Bankruptcy Code by Holdings, GB Property Funding and GBHC (see Note 1) constitute a default under the indenture for the PRT Funding Notes. Accordingly, the outstanding principal amount of the PRT Funding Notes accelerated, was currently due and payable and was classified as current on the accompanying consolidated balance sheet at December 31, 1998. On May 25, 1999, PRT Funding, PCC and NJMI filed petitions for relief under Chapter 11 of the Bankruptcy Code. As discussed in
Note 1, these subsidiaries are no longer included in the consolidated financial statements of GBCC after May 25, 1999.

                                                       June 30,    December 31,
                                                         1999          1998
                                                      ------------ ------------
  11 5/8% senior notes, due 2004 (a)                   $         -  $ 85,000,000
  14 7/8% secured promissory note, due 2006, net of
    discount of $9,956,000 and $12,563,000,
    respectively (b)                                    37,647,000    35,040,000
                                                       -----------  ------------

      Total indebtedness                                37,647,000   120,040,000
    Less - current maturities                                    -    85,000,000
                                                       -----------  ------------

      Total long-term debt                             $37,647,000  $ 35,040,000
                                                       ===========  ============

__________________

(a) On February 17, 1994, PRT Funding issued the PRT Funding Notes. Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are currently in default and will be replaced by a new note to be issued by PCC as part of the Restructuring (see Note 1).

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)



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

     Scheduled payments of long-term debt as of June 30, 1999 are $47,603,000 in 2006.

     Interest paid amounted to $6,768,000 and $21,000, respectively, during the six month periods ended June 30, 1999 and 1998.

(5)  Income Taxes

     GBCC's benefit (provision) for income taxes consists of the following:

                                    Three Months Ended        Six Months Ended
                                         June 30,                  June 30,
                                  ----------------------   ----------------------
                                     1999         1998        1999        1998
                                  -----------  ----------  ----------  ----------
Federal income tax (provision)
 benefit:
 Current                          $        -   $       -   $ (25,000)  $(270,000)
 Deferred                           (285,000)   (870,000)     92,000    (216,000)
State income tax (provision)
 benefit:
 Current                               2,000     (44,000)          -     (52,000)
 Deferred                           (803,000)     72,000    (642,000)    489,000
 Valuation allowance               1,092,000     799,000     548,000       4,000
                                  ----------   ---------   ---------   ---------

                                  $    6,000   $ (43,000)  $ (27,000)  $ (45,000)
                                  ==========   =========   =========   =========

     GBCC paid federal income taxes totaling $25,000 and $270,000 during the six month periods ended June 30, 1999 and 1998, respectively. GBCC paid no state income taxes during the six month period ended June 30, 1999; GBCC paid state income taxes totaling $103,000 and $110,000, respectively, during the six month periods ended June 30, 1999 and 1998.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


purposes and from the use of the allowance method rather than the direct write-off method for doubtful accounts.

   As a result of the distribution of GBCC's stock by HCC to its shareholders at December 31, 1996, GBCC is no longer included in HCC's consolidated federal income tax return. In addition, as a result of a settlement agreement entered into in September 1998 (see Note 9), Holdings and its subsidiaries are no longer included in the consolidated tax return of GBCC for periods subsequent to December 31, 1998. As of June 30, 1999, GBCC and its subsidiaries, exclusive of Holdings and its subsidiaries, have net operating loss carryforwards ("NOL's") totaling approximately $38,600,000 for federal income tax purposes, most of which do not begin to expire until the year 2005. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), requires that the tax benefit of such NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of such asset is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of such asset is more likely than not and, thus, has provided valuation allowances for substantially all of the deferred tax assets for all periods presented. The remaining deferred tax assets represent state timing differences expected to be utilized and are included in other current assets on the accompanying consolidated balance sheets.

   The components of the net deferred tax asset are as follows:

                                            JUNE 30,     DECEMBER 31,
                                              1999           1998
                                          -------------  -------------

Deferred tax assets:
 Net operating loss carryforwards         $ 14,106,000   $ 11,946,000
 Allowance for doubtful accounts                84,000        130,000
 Investment and other tax credits                    -      2,339,000
 Investment in consolidated subsidiary       2,866,000      2,866,000
 Other liabilities and accruals                110,000        113,000
 Deferred financing costs                    1,441,000      1,374,000
 Other                                         267,000        242,000
                                          ------------   ------------

Deferred tax asset                          18,874,000     19,010,000
Deferred tax liability -
 Interest expense not recognized              (414,000)             -
                                          ------------   ------------
Net deferred tax asset                      18,460,000     19,010,000
Valuation allowance                        (18,413,000)   (18,961,000)
                                          ------------   ------------

                                          $     47,000   $     49,000
                                          ============   ============

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

     Management believes that there will not be a material adverse effect on the consolidated results of operations or financial position of GBCC as a result of income tax implications resulting from the successful completion of the Restructuring.

     The Internal Revenue Service is currently examining the consolidated federal income tax returns of HCC for the years 1993 through 1996 in which GBCC was included. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position or results of operations of GBCC.

(6)  Transactions with Related Parties

     PML, a limited partnership wholly owned through March 31, 1997 by GBCC, earns management fees pursuant to a management agreement with Hollywood Casino - Aurora, Inc. ("HCA"), an HCC subsidiary (see Note 7). Such fees include a base management fee equal to 5% of the Aurora Casino's operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Effective as of April 1, 1997, HCC acquired the general partnership interest in PML from PPI Corporation, a wholly owned subsidiary of GBCC.

     HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount ($7,597,000 discounted value) of PPI Funding Notes (see Note 4) and $350,000 of accrued interest due from GBCC to PPI Corporation in exchange for the general partnership interest in PML. The $3,800,000 note is payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. The remaining note balances at June 30, 1999 and December 31, 1998 are $2,484,000 and $2,836,000, respectively. Of those balances, $695,000 and $622,000 are included in current amounts due from affiliates at June 30 1999 and December 31, 1998, respectively. Interest income on the note from HCC amounted to $89,000 and $113,000, respectively, during the three month periods ended June 30, 1999 and 1998 and $183,000 and $229,000, respectively, during the six month periods ended June 30, 1999 and 1998. Accrued interest receivable of $29,000 and $34,000, respectively, is included in amounts due from affiliates on the accompanying consolidated balance sheets at June 30, 1999 and December 31, 1998.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


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

   Fees earned by NJMI under the management agreement and Interim Agreement amounted to $744,000 and $1,910,000, respectively, for the three and six month periods ended June 30, 1998. Management fees receivable from the Sands at December 31, 1998 amounted to $267,000 net of a valuation allowance of $115,000. Of the amount receivable at December 31, 1998, $30,000, net of the aforementioned valuation allowance, which was earned prior to GBHC's bankruptcy filing, is included in noncurrent due from affiliates on the accompanying consolidated balance sheet and is subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court (see Note 9).

   Pursuant to a consulting agreement which expires in December 2003 with Hollywood Casino -Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino, a subsidiary of GBCC receives monthly consulting fees of $100,000. Total fees earned amounted to $177,000 and $300,000, respectively, for the three month periods ended June 30, 1999 and 1998 and $477,000 and $600,000, respectively, for the six month periods ended June 30, 1999 and 1998. Fees during 1999 are included in the accompanying consolidated results of operations of GBCC through the deconsolidation of PCC on May 25, 1999.

   HCC and its subsidiaries allocate certain general and administrative costs to GBCC and its subsidiaries pursuant to services agreements. Net allocated costs and fees charged to GBCC and its subsidiaries by HCC and its subsidiaries amounted to $152,000 and $259,000, respectively, during the three month periods ended June 30, 1999 and 1998 and $309,000 and $546,000, respectively, during the six month periods ended June 30, 1999 and 1998. Net amounts due to HCC and its subsidiaries amounted to $45,000 and $172,000 at June 30, 1999 and December 31, 1998, respectively.

   ACSC provides computer, marketing and other administrative services to HCC and its subsidiaries and to GBHC. Computer services provided include hardware, software and operator support and, for the most part, such services are billed by ACSC at its direct cost plus expenses incurred. ACSC and HCT entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


December 31, 1999 to provide such services and to license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also pays ACSC a fixed license fee of $33,600 per month. ACSC's billings to HCC and its subsidiaries for such services amounted to $291,000 and $352,000, respectively, for the three month periods ended June 30, 1999 and 1998 and $580,000 and $649,000, respectively, for the six month periods ended June 30, 1999 and 1998. Unpaid charges to HCC and its subsidiaries included in due from affiliates on the accompanying consolidated balance sheets at June 30, 1999 and December 31, 1998 amounted to $155,000 and $122,000, respectively. Billings to GBHC amounted to $232,000 and $122,000, respectively, for the three month periods ended June 30, 1999 and 1998 and $464,000 and $270,000, respectively, for the six month periods ended June 30, 1999 and 1998. Unpaid charges to GBHC included in due from affiliates on the accompanying consolidated balance sheets at June 30, 1999 and December 31, 1998 amounted to $266,000 and $251,000, respectively. Such receivables from GBHC were partially offset by amounts due to GBHC by ACSC totaling $159,000 and $242,000, respectively, at June 30, 1999 and December 31, 1998.

   Interest expense with respect to borrowings from HCC is set forth below:

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                         JUNE 30,                JUNE 30,
                                  ----------------------  ----------------------
                                     1999        1998        1999        1998
                                  ----------  ----------  ----------  ----------
PPI Funding Notes (Note 4)        $1,328,000  $1,151,000  $2,606,000  $2,293,000
Short-term borrowings (Note 3)       235,000     235,000     467,000     467,000

   During 1994, a GBCC subsidiary issued $40,524,000 discounted principal amount of PPI Funding Notes in exchange for the PCPI Notes held by HCC (see Note 4). Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balances at June 30, 1999 and December 31, 1998.

   Interest accrued on short-term borrowings (see Note 3) amounting to $2,248,000 and $1,781,000, respectively, at June 30, 1999 and December 31, 1998 is included in interest payable on the accompanying consolidated balance sheets.

   GBHC issued a promissory note in the amount of $10,000,000 on February 17, 1994 to PRT Funding. Such note accrues interest at the rate of 14 5/8% per annum payable semiannually commencing on August 17, 1994. The principal amount of the note is due on February 17, 2005. During the first quarter of 1997, GBHC also borrowed $5,000,000 from PCC for working capital purposes. Such borrowing accrues interest at the rate of 14 5/8% per annum payable semiannually
commencing July 15, 1997.   In accordance with certain provisions of the
September 1998 settlement agreement with GBCC (see Note 9), GBHC preserves whatever rights of offset, if any, it might have with respect to an advance made by GBHC to a GBCC subsidiary in the amount of $5,672,000 against the $10,000,000 and $5,000,000 loans described above. As a result of (i) GBHC no longer being included as a consolidated subsidiary and (ii) GBHC's filing under Chapter 11 making prospects for ultimate collection doubtful, the notes, together

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


with accrued interest of $6,200,000 and $5,652,000, respectively, are fully reserved on the accompanying consolidated balance sheet at December 31, 1998.

     During the third quarter of 1996, GBCC loaned $6,500,000 to GBHC for working capital purposes. Such advance accrues interest at the rate of 13 3/4% per annum, payable quarterly commencing October 1, 1996. An additional $1,500,000 was loaned to GBHC during the first quarter of 1997 on the same terms. Repayment of such advances and the payment of the related interest are subject to terms of a reorganization plan which requires confirmation by the New Jersey Bankruptcy Court and to approval by the New Jersey Casino Control Commission (the "Casino Commission"). For the same reasons cited in the previous paragraph, the total advances to GBHC of $8,000,000, together with the related interest receivable of $1,496,000, were reflected as an adjustment to GBCC's negative investment in Holdings at December 31, 1997. On September 2, 1998, the working capital loans to GBHC were cancelled as part of a settlement agreement among GBCC and Holdings, together with certain of their subsidiaries, and HCC (see Note 9).

(7)  Investment in Pratt Management, L.P.

     PML earns management fees from the Aurora Casino and incurs operating and other expenses with respect to its management thereof. PCC, as the limited partner in PML received 1% of the first $84,000 of net income earned by the partnership each month and 99% of any income earned above such amount. PML earned management fees amounting to $1,612,000 and $1,279,000, respectively, during the three month periods ended June 30, 1999 and 1998 and $4,212,000 and $3,825,000, respectively, during the six month periods ended June 30, 1999 and 1998. PML also incurred operating and other expenses amounting to $284,000 and $309,000, respectively, during the three month periods ended June 30, 1999 and 1998 and $591,000 and $666,000, respectively, during the six month periods ended June 30, 1999 and 1998.

(8)  Equity in Earnings of GB Holdings, Inc.

     As discussed in Note 1, the operations of Holdings and its subsidiaries were accounted for under the equity method of accounting for the six month period from January 1, 1998 through June 30, 1998. Due

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


to the significance of Holdings' operations, summarized consolidated results of operations of Holdings for the three and six month periods ended June 30, 1998 are set forth below. Transactions with Holdings and its subsidiaries are included in Note 6.

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
                                                 ===========       ============

(9)  Litigation

     Subsidiary Chapter 11 Filings and Related Litigation -

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the New Jersey Bankruptcy Court. On January 11, 1999, the New Jersey Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. On June 1, 1999, a plan of reorganization was filed by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provides for the secured bondholders to receive new debt and equity ownership of Holdings in exchange for their current claims and for unsecured creditors to receive a partial cash settlement of their claims. The plan is presently under review by the creditors and the New Jersey Bankruptcy Court.

     The filings of petitions for relief by Holdings and its subsidiaries resulted in a default and automatic acceleration under the indenture for the PRT Funding Notes. On April 28, 1999, PCC, PRT Funding,

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


NJMI, GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement with HCC which provides for the Restructuring of the PRT Funding Notes. The agreement provides for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets will consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino and its liabilities will consist of a newly issued promissory note in the principal amount of $40,329,000 payable to the Trustee for the PRT Funding noteholders. The voting agreement provides for HCC to immediately discharge the promissory note.

   As part of the Restructuring, holders of the PRT Funding Notes will also receive 100% of the remaining assets of PCC and its subsidiaries not acquired by HCC. Such assets consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

   The successful completion of the Restructuring required that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such petitions for relief were filed on May 25, 1999 in the Delaware Bankruptcy Court and the plan of reorganization was filed on May 26, 1999. The plan will require approval by the Delaware Bankruptcy Court as well as by various gaming regulatory organizations. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Delaware Bankruptcy Court.

   On May 22, 1998, GBHC filed a motion with the New Jersey Bankruptcy Court seeking to reject the management agreement with NJMI (see Note 6). The Interim Agreement was entered into and approved by the New Jersey Bankruptcy Court on July 7, 1998 and the motion to reject the management agreement was approved by the New Jersey Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement described below, GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract and, with the passage of time, the cancellation thereof.

   On July 27, 1998, GBHC filed an action in the New Jersey Bankruptcy Court against GBCC, certain affiliates of GBCC and Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt as directors of GBCC and former directors of GBHC (collectively, the "GBCC Parties"), which alleged, among other things, usurpation of corporate opportunities of GBHC and breach of fiduciary duty with respect to GBHC in connection with the acquisition of certain land parcels in Atlantic City, New Jersey. The action sought, among other things, to enjoin the GBCC Parties from transferring the land parcels to third parties and to require that the land parcels be conveyed to GBHC. The action also sought to enjoin GBCC from using the tax NOL's of GBHC.

   On September 2, 1998, the GBCC Parties reached a settlement with GBHC which was approved by the New Jersey Bankruptcy Court. The terms of the settlement agreement provided, among other things, (i) that the GBCC Parties convey the land parcels and related mortgage note to GBHC in exchange for a cash payment equal to the GBCC Parties' cost in such land parcels with an additional $500,000 payment

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


due upon confirmation of a plan of reorganization by the New Jersey Bankruptcy Court and (ii) that GBHC be included in the consolidated federal income tax return of GBCC for 1997 and 1998 enabling GBCC to utilize GBHC's tax NOL's. The agreement also provided that on or before December 31, 1998, GBCC would cause Holdings and its subsidiaries to be deconsolidated from the GBCC federal income tax return by means of transferring 21% of the stock ownership of Holdings to an unconsolidated entity. Such transfer was accomplished effective as of December 31, 1998. In addition, the settlement agreement also allowed GBHC to offset its working capital loan from GBCC in the amount of $8,000,000 together with interest accrued thereon (see Note 6) against a claim asserted by GBHC against GBCC under the existing tax allocation agreements.

   GBCC licenses the "Sands" name under a license agreement dated as of May 19, 1987, which rights are sublicensed to GBHC. The license agreement has a term of 99 years and requires a royalty payment of the greater of 1.5% of gross room charges, as defined in the agreement, payable monthly, or $100,000 per calendar year. The license agreement may be terminated by either party in the event of a material breach, bankruptcy, suspension of normal business operations or certain other actions by the other party. GBCC intends to terminate the license agreement as a result of the licensor's suspension of normal business operations evidenced by the destruction of the Sands Hotel and Casino in Las Vegas in 1996. Pursuant to the terms of the sublicense agreement, termination of the license agreement results in automatic termination of the sublicense agreement. GBCC filed a motion with the New Jersey Bankruptcy Court to allow GBCC's termination of the license agreement and the resulting termination of the sublicense agreement; the New Jersey Bankruptcy Court denied such motion. As a result, GBCC may not be able to terminate the license agreement, although the New Jersey Bankruptcy Court may, at some future time, allow GBCC to do so. If unable to terminate the license agreement, GBCC may remain liable for future royalty payments. GBCC filed an appeal to the decision of the New Jersey Bankruptcy Court on March 10, 1999; such appeal was denied on June 10, 1999. GBCC has filed an appeal of such decision.

   On April 22, 1999, GBHC filed a motion with the New Jersey Bankruptcy Court seeking to disallow NJMI's pre-petition claims (see Note 6). The motion to disallow is currently scheduled to be heard by the New Jersey Bankruptcy Court in September 1999.

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

     Trial before a magistrate judge commenced on July 19, 1999 and concluded on July 26, 1999. The judge has not yet issued a ruling and has provided no definitive date by which such a ruling will be issued. Given the uncertainties inherent in litigation, no assurance can be given that the Hollywood Defendants and GBCC will prevail in this litigation; however, the Hollywood Defendants and GBCC believe that PHII's claims are without merit and have defended their position and pursued their counterclaims vigorously. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

     Other Litigation -

     On October 8, 1998, GBCC and HCC filed a complaint in the District Court of Dallas County, Texas against Arthur Andersen LLP, GBCC and HCC's former independent accountants, and selected partners alleging negligent advice and breach of contract with respect to the tax consequences resulting from the spin-off of GBCC's stock to HCC's shareholders on December 31, 1996. The lawsuit is currently in the discovery stage.

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

LIQUIDITY AND CAPITAL RESOURCES

   Operating Activities

   GBCC and its subsidiaries conduct three major business activities. These activities may be grouped by company as follows: (i) GBCC, PPI Corporation and their direct, wholly owned subsidiaries, (ii) PCC and NJMI (the "PCC Group") and
(iii) Holdings and GBHC.

   GBCC, PPI Corporation and their direct subsidiaries have provided management personnel for GBCC's non-casino operations. ACSC, a subsidiary of PPI Corporation, licenses casino information technology systems to HCC's casino facilities, the Sands and non-affiliated casino companies. As a result of GBCC's exit from non-casino hotel operations, ACSC's operations have become the most significant source of liquidity for GBCC, PPI Corporation and their direct subsidiaries. The results of ACSC's operations for the three and six month periods ended June 30, 1999 and 1998 are set forth below:

                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                        JUNE 30,                  JUNE 30,
                                 -----------------------  -----------------------
                                    1999         1998        1999         1998
                                 -----------  ----------  ----------   ----------
Computer service revenues        $1,708,000   $1,025,000  $3,611,000   $2,024,000
                                 ----------   ----------  ----------   ----------

Computer service expenses           899,000      152,000   1,915,000      282,000
General and administrative          991,000      524,000   1,877,000      968,000
Depreciation and amortization        45,000       31,000      89,000       59,000
                                 ----------   ----------  ----------   ----------

                                  1,935,000      707,000   3,881,000    1,309,000
                                 ----------   ----------  ----------   ----------

(Loss) income from operations    $ (227,000)  $  318,000  $ (270,000)  $  715,000
                                 ==========   ==========  ==========   ==========

     The decreases in operating income in the 1999 periods from the same periods in 1998 are due to increased salaries and relatively fixed overhead costs associated with ACSC's sales of information technology products to unaffiliated third parties (see "Results of Operations" below).

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


   Prior to 1998, cash flow from management and consulting services provided by the PCC Group, specifically the limited partnership interest in PML held by PCC, the Tunica Consulting Contract and the Sands Management Contract, were sufficient to meet debt service obligations on the PRT Funding Notes ($9.9 million annually) and, when permitted by the PRT Funding Note indenture, on the Junior Subordinated Notes.

   As a consequence of the Chapter 11 filings by Holdings, GB Property Funding and GBHC on January 5, 1998, PRT Funding is in default on the $85 million principal amount of PRT Funding Notes which, together with accrued interest, accelerated and became immediately due and payable. The bankruptcy filing of GBHC also permitted it to reject the Sands Management Agreement, an important source of funds for debt service on the PRT Funding Notes. Management of GBHC requested modification to the fee arrangement under the Sands management agreement and reserved its right to reject the agreement. A modified agreement was entered into effective May 1, 1998 and expired on September 28, 1998 which reduced the monthly fee to $165,000 compared to an average monthly fee of $532,000 during the same period in 1997. GBHC's motion to reject the management agreement was approved by the New Jersey Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement (see Note 9 of the Notes to Consolidated Financial Statements), GBCC and GBHC may no longer assert claims against each other with respect to the operations of the management contract and, with the passage of time, the cancellation thereof. PCC does not have the financial resources or the capacity to borrow sufficient cash to satisfy the $85 million principal amount of the PRT Funding Notes which have accelerated. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4.9 million) while negotiations to restructure the PRT Funding Notes continued. In connection with the Restructuring, PRT Funding paid deferred interest amounting to $6.8 million to the bondholders on April 30, 1999.

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

   The successful completion of the Restructuring required that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such petitions for relief were filed on May 25, 1999 in the Delaware Bankruptcy Court and the plan of reorganization was filed on May 26, 1999. The plan will require approval by the Delaware Bankruptcy Court as well as by various gaming regulatory organizations. There can be no assurance at this time that the Restructuring will be successfully completed.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


   Assuming consummation of the Restructuring, GBCC's only significant remaining operating activity will be the development, installation and maintenance of casino systems by ACSC. GBCC and its subsidiaries will continue to have debt outstanding to HCC consisting of (i) demand notes (the "GBCC Notes") and accrued interest thereon totaling approximately $9 million at June 30, 1999 and (ii) a 14 7/8% secured promissory note due 2006 (the "PPI Funding Notes") in the amount of approximately $37.6 million at June 30, 1999 (see "Financing Activities" below). The current level of ACSC's operations is not sufficient to provide debt service on the HCC obligations and, consequently, GBCC will be insolvent after the Restructuring. GBCC has commenced discussions with HCC to restructure its obligations; however, there can be no assurance at this time that such discussions will result in a restructuring of GBCC's obligations with HCC.

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

   As a result of these filings, the Sands has sufficient cash flow to continue normal operations while it seeks to develop a plan of reorganization for submission to its creditors and the New Jersey Bankruptcy Court. On January 11, 1999, the New Jersey Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. The reorganization plan, as filed, provides for the secured bondholders to receive new debt and equity ownership of Holdings in exchange for their current claims and for unsecured creditors to receive a partial cash settlement of their claims. The plan is presently under review by the creditors and the New Jersey Bankruptcy Court. On June 1, 1999, a plan of reorganization was filed by the debtors. Capital expenditures, other than normal recurring capital expenditures in the ordinary course of business, will require prior approval of the New Jersey Bankruptcy Court. The New Jersey Bankruptcy Court has approved a $13.6 million, two-year capital expenditure program including $7.1 million for rooms renovations and $6.5 million for the replacement of slot machines. There can be no assurance at this time that GBHC's plan of reorganization will be accepted by its creditors or the New Jersey Bankruptcy Court. In any event, it is not anticipated that GBCC will retain a substantial equity position in Holdings as a result of a reorganization and, accordingly, it is not anticipated that the Holdings group will contribute significantly to the future cash flows of the GBCC consolidated group.

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

   During the third quarter of 1996, GBCC borrowed $6.5 million from HCC which accrues interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996 (the "GBCC Notes"). GBCC loaned such funds to GBHC on similar terms. The loans to GBHC together with the related interest were cancelled as part of a settlement agreement approved by the New Jersey Bankruptcy Court on September 2, 1998.

   As previously described, GBCC has commenced discussions with HCC to restructure its obligations; however, there can be no assurance at this time that such discussions will result in a restructuring of GBCC's obligations with HCC.

   Capital Expenditures and Other Investments

   Property and equipment additions during the six month period ended June 30, 1999 totaled $23,000; management anticipates that capital expenditures during the remainder of 1999, consisting only of ongoing equipment replacements and enhancements at ACSC, will not be significant.

RESULTS OF OPERATIONS

   General

   As a result of the filings by Holdings, GB Property Funding, and GBHC, GBCC's control over the filing subsidiaries is subject to the supervision of the New Jersey Bankruptcy Court. GBCC does not expect to have ownership or operating control of such subsidiaries after reorganizations. Accordingly, the accompanying consolidated statement of operations for the three and six month periods ended June 30, 1998 reflect the operations of the filing subsidiaries under the equity method of accounting. For the three and six month periods ended June 30, 1999, however, the accompanying consolidated statements of operations reflect the operations of Holdings and its subsidiaries under the cost method of accounting.

     As a result of the filings by PCC, NJMI and PRT Funding, GBCC's control over these subsidiaries is subject to the supervision of the Delaware Bankruptcy Court and GBCC does not expect to have ownership or control of such subsidiaries after reorganization. Accordingly, the accompanying

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


consolidated statements of operations for periods subsequent to the filings (May 25, 1999) reflect the operations of PCC and its subsidiaries under the cost method of accounting.

     Revenues

     Total revenues of GBCC declined $264,000 (12.3%) and $543,000 (11.7%), respectively, during the three and six month periods ended June 30, 1999 compared to the prior year periods. Computer services revenues provided by ACSC, a GBCC subsidiary that provides computer hardware and software to the gaming industry, increased $683,000 (66.6%) and $1.6 million (78.4%), respectively, during the three and six month periods ended June 30, 1999 compared to the same periods of 1998. Such increases result from a significant installation contract for ACSC's slot monitoring system. The increased revenues provided by ACSC were more than offset on a consolidated basis, however, by the termination of the Sands Management Contract in September 1998 which generated management fees of $744,000 and $1.9 million, respectively, during the second quarter and first half of 1998. In addition, as a result of the deconsolidation of PCC, fees earned from a consulting contract with the Tunica Casino are not being recognized for periods subsequent to the May 25, 1999 Chapter 11 filing by PCC . Such fees for the corresponding periods during 1998 amounted to $123,000.

     Computer Services Expenses

     Computer services expenses increased $747,000 (491.4%) and $1.6 million (579.1%), respectively, during the three and six month periods ended June 30, 1999 compared to the corresponding periods during 1998. Such increases are primarily attributable to increased hardware purchases and commissions associated with the aforementioned system installation contract.

     General and Administrative Expenses

     GBCC's general and administrative expenses increased by $577,000 and (70.1%) and $970,000 (55.5%), respectively, during the three and six month periods ended June 30, 1999 compared to the 1998 periods. The increases are primarily due to increases in salaries, overhead costs and professional fees incurred in connection with ACSC's increased efforts to market its information technology products to unaffiliated third parties.

     Depreciation and Amortization

     Depreciation and amortization expense for the three and six month periods ended June 30, 1999 increased by $14,000 (45.2%) and $30,000 (50.8%), respectively, compared to the same periods of 1998 due to an expansion of office space by ACSC.

     Interest

     Interest income decreased $56,000 (24.1%) and $82,000 (17.4%), respectively, during the second quarter and first half of 1999 compared to the same periods during 1998. All interest income earned by GBCC on loans and advances to Holdings and its subsidiaries for periods subsequent to the January 5, 1998 bankruptcy filings is being reserved. Interest expense decreased $1.1 million (25.7%) and $1.2 million (14.2%), respectively, during the 1999 three and six month periods ended June 30 compared to the

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

corresponding prior year periods. Interest expense with respect to the PRT Funding Notes subsequent to PRT Funding's filing under Chapter 11 ($988,000) is no longer included in GBCC's consolidated results of operations.

     Gain on Elimination of Investment in Pratt Casino Corporation

     As a result of the filing of petitions for relief under Chapter 11 by PCC, NJMI and PRT Funding on May 25, 1999, GBCC does not expect to have ownership or operating control of these subsidiaries after reorganization. Accordingly, these subsidiaries are no longer included in the consolidated financial statements of GBCC for any period subsequent to May 25, 1999. GBCC's investment in PCC and its subsidiaries as well as certain amounts due from PCC and its subsidiaries were revalued to a zero basis effective on May 25, 1999. The elimination of the investment in and amounts due from PCC resulted in a gain amounting to $86 million for the three and six month periods ended June 30, 1999.

     Equity in Earnings of Limited Partnership

     Effective February 17, 1994, PCC acquired the limited partnership interest in PML, a limited partnership which earns management fees from the operation of the Aurora Casino. The Agreement of Limited Partnership of PML provides for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner. PCC's equity in the earnings of PML decreased $74,000 (10.4%) during the second quarter of 1999 from the same period in 1998 bringing the six month earnings in line with those of the prior year period. Increased management fees earned by PML during 1999 due to improved operating results at the Aurora Casino were offset in the second quarter of 1999 as PCC's equity in the earnings of PML subsequent to May 25, 1999 ($430,000) is no longer included in GBCC's consolidated results of operations.

     Equity in Earnings of GB Holdings, Inc.

     GBCC's equity in the earnings of Holdings' for the three and six month periods ended June 30, 1998 amounted to $854,000 and $3.7 million, respectively. As a result of GBCC no longer controlling the operations of the Sands, the expectation that control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, GBCC's investment in Holdings and its subsidiaries as well as certain intercompany balances with Holdings were revalued to a zero basis effective July 1, 1998. Accordingly, GBCC is no longer recognizing equity in the earnings of Holdings and its subsidiaries.

     Restructuring Costs

     Restructuring costs decreased $836,000 (85%) and $814,000 (78%), respectively, during the three and six month periods ended June 30, 1999 compared to the same periods of 1998. Professional fees and other corporate overhead costs incurred with respect to the default of the PRT Funding Notes and negotiations to restructure the obligations amounted to $984,000 during the second quarter of 1998. Such costs declined to $148,000 in the corresponding three month period of 1999 reflecting the Restructuring as set forth in the voting agreement and plan of reorganization.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

     Income Tax PRovision

     As a result of a settlement agreement entered into in September 1998 (see
Note 9 of Notes to Consolidated Financial Statements), Holdings and its subsidiaries are no longer included in the consolidated tax return of GBCC for periods subsequent to December 31, 1998. Due to the continued availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of deferred tax assets resulting from NOL's and temporary differences is more likely than not. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 19, "Accounting for Income Taxes", GBCC has provided valuation allowances for substantially all of the deferred tax assets at June 30, 1999 and December 31, 1998. The remaining deferred tax assets represent state timing differences expected to be utilized.

     On July 27, 1998 GBHC filed an action in the New Jersey Bankruptcy Court against GBCC, certain affiliates of GBCC and Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt as directors of GBCC and former directors of GBHC (collectively, the "GBCC Parties"), which sought, among other things, to enjoin GBCC from using the tax NOL's of GBHC. On September 2, 1998, the GBCC Parties reached a settlement with GBHC which was approved by the Bankruptcy Court. The terms of the settlement agreement provided, among other things, that GBHC be included in the consolidated federal income tax return of GBCC for 1997 and 1998 enabling GBCC to utilize GBHC's tax NOL's. The agreement also provided that on or before December 31, 1998, GBCC would cause Holdings and its subsidiaries to be deconsolidated from the GBCC federal income tax return by means of transferring 21% of the stock ownership of Holdings to an unconsolidated entity. Such transfer was accomplished effective as of December 31, 1998.

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

PART II:  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the New Jersey Bankruptcy Court. On January 11, 1999 the New Jersey Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. On June 1, 1999, a reorganization plan was filed by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provides for the secured bondholders to receive new debt and equity ownership of Holdings in exchange for their current claims and for unsecured creditors to receive a partial cash settlement of their claims. The plan is presently under review by the creditors and the New Jersey Bankruptcy Court.

     The default under the GB Property Funding Notes resulted in an automatic acceleration under the indenture for the PRT Funding Notes; accordingly, the holders of the PRT Funding Notes could have initiated judicial proceedings to enforce their claims for payment. On April 28, 1999, PCC, PRT Funding, NJMI, GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement which provides for the Restructuring of the PRT Funding Notes. The agreement provides for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets will consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino and its liabilities will consist of a newly issued promissory note in the principal amount of $40,329,000 payable to the Trustee for the PRT Funding noteholders. The voting agreement provides for HCC to immediately discharge the promissory note.

     As part of the Restructuring, holders of the PRT Funding Notes will also receive 100% of the remaining assets of PCC and its subsidiaries not acquired by HCC. Such assets consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

     The successful completion of the Restructuring required that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such petitions for relief were filed on May 25, 1999 in the Delaware Bankruptcy Court and the related plan of reorganization was filed on May 26, 1999. The plan will require approval by the Delaware Bankruptcy Court as well as by the various gaming regulatory organizations. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Delaware Bankruptcy Court.

     GBCC licenses the "Sands" name under a license agreement dated as of May 19, 1987, which rights are sublicensed to GBHC. The license agreement has a term of 99 years and requires a royalty payment of the greater of 1.5% of gross room charges, as defined in the agreement, payable monthly, or $100,000 per calendar year. The license agreement may be terminated by either party in the event of a material breach, bankruptcy, suspension of normal business operations or certain other actions by the other party. GBCC intends to terminate the license agreement as a result of the licensor's suspension of normal business operations evidenced by the destruction of the Sands Hotel and Casino in Las Vegas in 1996. Pursuant to the terms of the sublicense agreement, termination of the license agreement results in automatic termination of the sublicense agreement. GBCC filed a motion with the New Jersey Bankruptcy Court to allow GBCC's termination of the license agreement and the resulting termination of the sublicense agreement; the New Jersey Bankruptcy Court denied such motion. As a result, GBCC may not be able to terminate the license agreement, although the New Jersey Bankruptcy Court may, at some future time, allow GBCC to do so. If unable to terminate the license agreement, GBCC may remain liable for future royalty payments. GBCC filed an appeal to the decision of the New Jersey Bankruptcy Court on March 10, 1999; such appeal was denied on June 10, 1999. GBCC has filed an appeal of such decision.

     On April 22, 1999, GBHC filed a motion with the New Jersey Bankruptcy Court seeking to disallow NJMI's pre-petition claims. The motion to disallow is currently scheduled to be heard by the New Jersey Bankruptcy Court on September 1999.

     GBCC and certain of its affiliates are currently in litigation with Planet Hollywood International, Inc. and others with respect to claims and counterclaims involving the use of trademarks, service marks and trade dress. Trial before a magistrate judge commenced on July 19, 1999 and concluded on July 26, 1999. The judge has not yet issued a ruling and has provided no definitive date by which such a ruling will be issued.

Item 3.  Defaults Upon Senior Securities

     As a result of the filings discussed in Item 1. above, $182,500,000 principal amount of 10 7/8% First Mortgage Notes issued by GB Property Funding are in default. Principal payments of $2,500,000 each due on January 15 and July 15, 1998 and on January 15, 1999 were not made. Under an order of the New Jersey Bankruptcy Court permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the 10 7/8% First Mortgage Notes, must be remitted to the Trustee for the 10 7/8% First Mortgage Notes as reductions to the outstanding principal. As of August 12, 1999, $400,000 has been remitted to the Trustee from the proceeds on the sale of equipment. The accrual of interest on the 10 7/8% First Mortgage Notes for periods subsequent to the filings has been suspended; such interest on a contractual basis amounts to approximately $41,400,000 as of August 12, 1999.

     The default on the 10 7/8% First Mortgage Notes also resulted in a default under the indenture for the $85,000,000 11 5/8% Unsecured Senior Notes issued by PRT Funding Corp. and guaranteed by Pratt Casino Corporation. Accordingly, the maturity of the PRT Funding Notes has accelerated. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the notes continued. In connection with the Restructuring, PRT Funding paid deferred interest amounting to $6,768,000 to the bondholders on April 30, 1999. On May 25, 1999, PRT Funding Corp., PCC and NJMI filed petitions for relief under Chapter 11 of the Bankruptcy Code and a plan of reorganization was filed on May 26, 1999. Interest due on the Unsecured Senior Notes, exclusive of compound interest on amounts in arrears, amounts to $6,378,000 as of August 12, 1999.

Item 6.(a) - Exhibits


*99.1 Debtors' First Amended Joint Plan of Reorganization dated June 21, 1999, as modified July 7, 1999, of PCC, PRT Funding and NJMI.

*99.2  Debtors' First Amended Joint Disclosure Statement Under 11 U.S.C.
       (S)1125, as modified July 7, 1999, in Support of the Debtors' First Amended Joint Plan of Reorganization dated June 21, 1999, as modified July 7, 1999.

__________________________
* Incorporated by reference from the same numbered exhibit included in PCC and PRT Funding's Form 10-Q for the quarter ended June 30, 1999.

Item 6.(b) - Reports on Form 8-K

       The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1999.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GREATE BAY CASINO CORPORATION



Date:  August 12, 1999                By: /s/  John C. Hull
       -------------------                ---------------------------
                                                  John C. Hull
                                            Chief Executive Officer