Form 10-Q
period 1999-09-30
GREATE BAY CASINO CORP
filed 1999-11-12
CIK 30117

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1999
                              -------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the transition period from ____________________ to ____________________
Commission file number 1-6339
                       --------

                         GREATE BAY CASINO CORPORATION
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                                           75-1295630
-------------------------------------------      -------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

 c/o Advanced Casino Systems Corporation
      200 Decadon Drive, Suite 100
     Egg Harbor Township, New Jersey                            08234
-------------------------------------------      -------------------------------
 (Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code)        (609) 441-0704
                                                     ---------------------------
                               (Not Applicable)
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X         No
                                               -----         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at November 11, 1999
-------------------------------------------     --------------------------------
   Common Stock, $.10 par value                          5,186,627 shares

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
-----------------------------

Introductory Notes to Consolidated Financial Statements
-------------------------------------------------------

     Greate Bay Casino Corporation, a Delaware corporation, and its subsidiaries ("GBCC") are engaged in the operation and management of and provision of services to casino properties. GBCC's current operating activity consists solely of development, installation and maintenance of casino systems by its wholly owned subsidiary, Advanced Casino Systems Corporation ("ACSC"). A subsidiary of GBCC owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). As explained below, this subsidiary is currently in Chapter 11 proceedings and GBCC does not expect to have ownership or operating control after reorganization. Another GBCC subsidiary which held management and consulting contracts with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica County, Mississippi (the "Tunica Casino") was also in Chapter 11 proceedings. A plan of reorganization was confirmed by the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court") on October 1, 1999 and, as a result, GBCC no longer holds the management and consulting contracts. Due to the Chapter 11 proceedings, the activities of the subsidiaries which own the Sands and which held the management contracts with the Aurora and Tunica casinos are not included in the operating results of GBCC. GBCC's common stock is listed on the OTC Bulletin Board Service under the symbol "GEAAQ". Prior to December 31, 1996, Hollywood Casino Corporation ("HCC", a Delaware corporation) owned approximately 80% of the outstanding common stock of GBCC. On December 31, 1996, HCC distributed such stock to its shareholders; as a result, approximately 36% of GBCC's outstanding stock is owned by certain general partnerships and trusts controlled by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 54% of HCC. HCC owns the Aurora Casino and the Tunica Casino.

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

     On April 28, 1999, PCC, PRT Funding, New Jersey Management, Inc. ("NJMI", a PCC subsidiary) GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement which provided for the restructuring of the PRT Funding Notes (the "Restructuring"). The agreement provided for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets were to consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino and its liabilities were to consist of a new obligation in the amount of $40.3 million payable in satisfaction of the PRT Funding Notes. The voting agreement provided for HCC to immediately discharge the obligation.

     As part of the Restructuring, holders of the PRT Funding Notes were also to receive 100% of the remaining assets of PCC and its subsidiaries not acquired by HCC. Such assets consisted primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

     The successful completion of the Restructuring required that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such petitions for relief were filed on May 25, 1999 in the Delaware Bankruptcy Court and the related plan of reorganization was filed on May 26, 1999. The plan was confirmed by the Delaware Bankruptcy Court on October 1, 1999 and the Restructuring was completed on October 14, 1999.

     As a result of the Chapter 11 filings and plan of reorganization of PCC, PRT Funding and NJMI, GBCC's control over the filing subsidiaries was subject to supervision of the Delaware Bankruptcy Court. GBCC did not expect to have ownership or operating control of such subsidiaries after reorganization. Accordingly, PCC, PRT Funding and NJMI are not included on the accompanying consolidated balance sheet at September 30, 1999. As more fully explained in
Note 1 of the Notes to Consolidated Financial Statements, GBCC's investment in PCC and its subsidiaries as well as certain amounts due from PCC and its subsidiaries were revalued to a zero basis effective on May 25, 1999. Accordingly, for periods subsequent to May 25, 1999, GBCC accounted for its investment in PCC under the cost method of accounting.

     The consolidated financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 have been prepared by GBCC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of September 30, 1999 and the results of its operations for the three and nine months periods ended September 30, 1999 and 1998 and its cash flows for the nine month periods ended September 30, 1999 and 1998.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                     September 30,
                                                          1999       December 31,
                                                      (Unaudited)        1998
                                                     --------------  -------------
Current Assets:
 Cash and cash equivalents                             $ 5,061,000    $10,616,000
 Accounts receivable                                       359,000        367,000
 Inventories                                               586,000        378,000
 Due from affiliates                                     1,271,000      1,303,000
 Refundable deposits and other
  current assets                                           716,000        938,000
                                                       -----------    -----------

  Total current assets                                   7,993,000     13,602,000
                                                       -----------    -----------

Investment in Limited Partnership                                -      3,104,000
                                                       -----------    -----------

Property and Equipment:
 Operating equipment                                       753,000      1,564,000
 Less - accumulated depreciation                          (395,000)    (1,100,000)
                                                       -----------    -----------

  Net property and equipment                               358,000        464,000
                                                       -----------    -----------

Other Assets:
 Due from affiliates, net of valuation allowances        2,089,000      2,767,000
 Other assets                                                    -          9,000
                                                       -----------    -----------

  Total other assets                                     2,089,000      2,776,000
                                                       -----------    -----------

                                                       $10,440,000    $19,946,000
                                                       ===========    ===========



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                             September 30,
                                                  1999        December 31,
                                              (Unaudited)         1998
                                             --------------  --------------
Current Liabilities:
 Current maturities of long-term debt        $           -   $  85,000,000
 Borrowings from affiliate                       6,750,000       6,750,000
 Accounts payable                                  919,000       2,232,000
 Accrued liabilities -
  Salaries and wages                               317,000         235,000
  Interest                                       2,485,000       8,780,000
  Other                                            121,000         239,000
 Other current liabilities                         268,000         296,000
                                             -------------   -------------

  Total current liabilities                     10,860,000     103,532,000
                                             -------------   -------------

Long-Term Debt                                  39,020,000      35,040,000
                                             -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding          519,000         519,000
 Additional paid-in capital                     75,212,000      75,212,000
 Accumulated deficit                          (115,171,000)   (194,357,000)
                                             -------------   -------------

  Total shareholders' deficit                  (39,440,000)   (118,626,000)
                                             -------------   -------------

                                             $  10,440,000   $  19,946,000
                                             =============   =============



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Three Months Ended
                                                                September 30,
                                                           --------------------------
                                                              1999            1998
                                                           -----------   ------------
Revenues:
 Computer services                                         $ 1,587,000   $   747,000
 Management and consulting fees                                      -       795,000
 Other                                                               -        14,000
                                                           -----------   -----------

  Total revenues                                             1,587,000     1,556,000
                                                           -----------   -----------

Expenses:
 Computer services                                             667,000        50,000
 General and administrative                                  1,445,000     1,344,000
 Depreciation and amortization                                  46,000        31,000
                                                           -----------   -----------

  Total expenses                                             2,158,000     1,425,000
                                                           -----------   -----------

 (Loss) income from operations                                (571,000)      131,000
                                                           -----------   -----------

Non-operating income (expense):
 Interest income                                               142,000       251,000
 Interest expense                                           (1,609,000)   (4,060,000)
 Gain on elimination of investment
   in Pratt Casino Corporation                                 140,000             -
 Equity in earnings of Limited Partnership                           -     1,866,000
 Gain on elimination of investment in GB Holdings, Inc.              -    27,482,000
 Restructuring costs                                                 -      (387,000)
                                                           -----------   -----------

  Total non-operating (expense) income, net                 (1,327,000)   25,152,000
                                                           -----------   -----------

(Loss) income before income taxes                           (1,898,000)   25,283,000
 Income tax provision                                          (36,000)      (56,000)
                                                           -----------   -----------

Net (loss) income                                          $(1,934,000)  $25,227,000
                                                           ===========   ===========

Basic and diluted net (loss) income per common share             $(.37)        $4.86
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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                          -----------------------------
                                                             1999             1998
                                                          -------------   -------------
Revenues:
 Computer services                                          $ 5,198,000   $  2,771,000
 Management and consulting fees                                 477,000      3,334,000
 Other                                                                -         82,000
                                                            -----------   ------------

  Total revenues                                              5,675,000      6,187,000
                                                            -----------   ------------

Expenses:
 Computer services                                            2,582,000        332,000
 General and administrative                                   4,163,000      3,092,000
 Depreciation and amortization                                  135,000         90,000
                                                            -----------   ------------

  Total expenses                                              6,880,000      3,514,000
                                                            -----------   ------------

 (Loss) income from operations                               (1,205,000)     2,673,000
                                                            -----------   ------------

Non-operating income (expense):
 Interest income                                                530,000        721,000
 Interest expense                                            (8,635,000)   (12,250,000)
 Gain on elimination of investment in Pratt Casino
  Corporation                                                86,129,000              -
 Equity in earnings of Limited Partnership                    2,660,000      4,498,000
 Equity in earnings of and gain on elimination of
  investment in GB Holdings, Inc.                                     -     31,205,000
 Restructuring costs                                           (230,000)    (1,431,000)
                                                            -----------   ------------

  Total non-operating income (expense), net                  80,454,000     22,743,000
                                                            -----------   ------------

Income before income taxes                                   79,249,000     25,416,000
 Income tax provision                                           (63,000)      (101,000)
                                                            -----------   ------------

Net income                                                  $79,186,000   $ 25,315,000
                                                            ===========   ============

Basic and diluted net income per common share                    $15.27          $4.88
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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Nine Months Ended
                                                                     September 30,
                                                              ---------------------------
                                                                 1999            1998
                                                              ------------   ------------
OPERATING ACTIVITIES:
 Net income                                                   $ 79,186,000   $ 25,315,000
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization, including
   accretion of debt discount                                    4,115,000      3,573,000
  Gain on elimination of investment in Pratt Casino
   Corporation                                                 (86,129,000)             -
  Equity in earnings of and gain on elimination of
   investment in GB Holdings, Inc.                                       -    (31,205,000)
  Equity in earnings of Limited Partnership                     (2,660,000)    (4,498,000)
  Distributions received from Limited Partnership                4,038,000      3,801,000
  Deferred income tax provision (benefit)                            2,000        (14,000)
  Decrease (increase) in accounts receivable                         8,000       (141,000)
  (Decrease) increase in accounts payable and
   other accrued liabilities                                    (3,514,000)     9,434,000
  Net change in other current assets and liabilities              (291,000)      (507,000)
  Net change in other noncurrent assets and liabilities             61,000       (810,000)
                                                              ------------   ------------

     Net cash (used in) provided by operating activities        (5,184,000)     4,948,000
                                                              ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                               (29,000)       (86,000)
 Proceeds from disposal of assets                                        -      1,300,000
 Increase in cash from sale of subsidiary                                -        245,000
 Deconsolidation of Pratt Casino Corporation cash and cash
  equivalents                                                     (868,000)             -
 Collections on notes receivable                                   526,000        445,000
                                                              ------------   ------------

   Net cash (used in) provided by investing activities            (371,000)     1,904,000
                                                              ------------   ------------

FINANCING ACTIVITIES:
 Repayments of long-term debt                                            -        (36,000)
                                                              ------------   ------------

  Net cash used in financing activities                                  -        (36,000)
                                                              ------------   ------------

  Net (decrease) increase in cash and cash equivalents          (5,555,000)     6,816,000
  Cash and cash equivalents at beginning of period              10,616,000      6,555,000
                                                              ------------   ------------

  Cash and cash equivalents at end of period                  $  5,061,000   $ 13,371,000
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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Organization, Business and Basis of Presentation

     Greate Bay Casino Corporation, a Delaware corporation, and its subsidiaries ("GBCC") are engaged in the operation and management of and provision of services to casino properties. GBCC's current operating activity consists solely of development, installation and maintenance of casino systems by its wholly owned subsidiary, Advanced Casino Systems Corporation ("ACSC"). Other subsidiaries of GBCC own the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and, prior to October 13, 1999, held management and consulting contracts with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica County, Mississippi (the "Tunica Casino") (see Note
6). As explained below, the GBCC subsidiary which owns the Sands is currently in Chapter 11 proceedings and GBCC does not expect to have ownership or operating control after reorganization. The GBCC subsidiary which held the management and consulting contracts completed its reorganization under Chapter 11 in October 1999 and is no longer owned by GBCC. Accordingly, as further described below, the activities of the subsidiaries which own the Sands and which held the management contracts with the Aurora and Tunica casinos are not included in the operating results of GBCC.

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

     Until October 1999, HCC owned the general partnership interest in Pratt Management, L.P. ("PML"), the limited partnership which held the management contract on the Aurora Casino. Such ownership interest was acquired from PPI Corporation, a wholly owned subsidiary of GBCC, effective April 1, 1997. As a result, GBCC's remaining limited partnership interest in PML held by its wholly owned subsidiary, Pratt Casino Corporation ("PCC"), was presented under the equity method of accounting for periods prior to May 25, 1999 (see Note 7). As explained below, the operating results of PCC for periods subsequent to May 25, 1999 are not included in the consolidated results of operations of GBCC.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

     The accompanying consolidated financial statements have been prepared assuming that GBCC will continue as a going concern. As discussed above, certain affiliates of GBCC filed for Chapter 11 bankruptcy protection on January 5, 1998. The affiliate filings under Chapter 11 resulted in a default under the indenture for $85,000,000 principal amount of 11 5/8% senior notes due 2004 (the "PRT Funding Notes") issued by PRT Funding Corp. ("PRT Funding"), an indirect, wholly owned subsidiary of GBCC. Accordingly, the outstanding principal amount of the PRT Funding Notes accelerated and became currently due and payable. PCC, as guarantor of the PRT Funding Notes, did not have sufficient assets to satisfy the outstanding amounts applicable to the PRT Funding Notes. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the PRT Funding Notes continued. In connection with the Restructuring (as defined below) PRT Funding paid deferred interest amounting to $6,768,000 to the bondholders on April 30, 1999.

     On April 28, 1999, PCC, PRT Funding, NJMI, GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement which provided for the restructuring of the PRT Funding Notes (the "Restructuring"). The agreement provided for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets were to consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino and its liabilities were to consist of a new obligation in the amount of $40,329,000 payable in satisfaction of the PRT Funding Notes. The voting agreement provided for HCC to immediately discharge the obligation.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     As part of the Restructuring, holders of the PRT Funding Notes were also to receive 100% of the remaining assets of PCC and its subsidiaries not acquired by HCC. Such assets consisted primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

     The successful completion of the Restructuring required that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such petitions for relief were filed on a May 25, 1999 in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court") and the related plan of reorganization was filed on May 26, 1999. The plan was confirmed by the Delaware Bankruptcy Court on October 1, 1999. HCC completed its acquisition of PCC and settled PCC's obligations on October 14, 1999 (see Note
10).

     As a result of the Chapter 11 filings and plan of reorganization of PCC, PRT Funding and NJMI, GBCC's control over the filing subsidiaries was subject to supervision of the Delaware Bankruptcy Court and GBCC did not expect to have ownership or operating control of such subsidiaries after reorganization. Accordingly, PCC, PRT Funding and NJMI are not included on the accompanying consolidated balance sheet at September 30, 1999. GBCC's investment in PCC and its subsidiaries as well as certain amounts due from PCC and its subsidiaries were revalued to a zero basis effective on May 25, 1999. Accordingly, for periods subsequent to May 25, 1999, GBCC accounted for its investment in PCC under the cost method of accounting. An additional adjustment in the amount of $140,000 was recorded during the third quarter of 1999.

     GBCC's only significant remaining operating activity is the development, installation and maintenance of casino systems by ACSC. GBCC and its subsidiaries continue to have debt outstanding to HCC consisting of (i) demand notes and accrued interest thereon totaling $9,235,000 at September 30, 1999 (see Notes 3 and 6) and (ii) a 14 7/8% secured promissory note due 2006 in the amount of $39,020,000 at September 30, 1999 (see Note 4). The current level of ACSC's operations is not sufficient to provide debt service on the HCC obligations and, consequently, GBCC is currently insolvent. GBCC has commenced discussions with HCC to restructure its obligations; however, there can be no assurance at this time that such discussions will result in a restructuring of GBCC's obligations with HCC.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

     The consolidated financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 have been prepared by GBCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of September 30, 1999, the results of its operations for the three and nine month periods ended September 30, 1999 and 1998 and its cash flows for the nine month periods ended September 30, 1999 and 1998.

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

     For each of the three and nine month periods ended September 30, 1999 and 1998, there were no potential common shares outstanding and basic and diluted income per share were the same. The weighted average number of shares of common stock used in the calculation of both basic and diluted income per share was 5,186,627 for each of the three and nine month periods ended September 30, 1999 and 1998.

(3)  Borrowings from Affiliates

     GBCC and its subsidiaries had outstanding affiliate borrowings from HCC of $6,750,000 as of both September 30, 1999 and December 31, 1998. The borrowings consist of a $6,500,000 demand note to HCC with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996 and an additional $250,000 which became due on April 1, 1998 for which payment has not been made. The $250,000 loan continues to accrue interest at the rate of 14% per annum. The $6,500,000 was loaned by GBCC to GBHC for working capital purposes on the same terms. On September 2, 1998, the working capital loans to GBHC were cancelled as part of a settlement agreement among GBCC and Holdings, together with certain of their subsidiaries, and HCC (see Note 9).

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(4)  Long-Term Debt and Pledge of Assets

     The January 5, 1998 filings for relief under Chapter 11 of the Bankruptcy Code by Holdings, GB Property Funding and GBHC (see Note 1) constituted a default under the indenture for the PRT Funding Notes. Accordingly, the outstanding principal amount of the PRT Funding Notes accelerated, became currently due and payable and was classified as current on the accompanying consolidated balance sheet at December 31, 1998. On May 25, 1999, PRT Funding, PCC and NJMI filed petitions for relief under Chapter 11 of the Bankruptcy Code. As discussed in Note 1, these subsidiaries are not included in the consolidated financial statements of GBCC after May 25, 1999.

                                                           September 30,  December 31,
                                                               1999           1998
                                                           -------------  ------------
      11 5/8% senior notes, due 2004 (a)                     $         -  $ 85,000,000
      14 7/8% secured promissory note, due 2006, net of
        discount of $8,583,000 and $12,563,000,
        respectively (b)                                      39,020,000    35,040,000
                                                             -----------  ------------

          Total indebtedness                                  39,020,000   120,040,000
        Less - current maturities                                      -    85,000,000
                                                             -----------  ------------

          Total long-term debt                               $39,020,000  $ 35,040,000
                                                             ===========  ============

---------------

(a) On February 17, 1994, PRT Funding issued the PRT Funding Notes. Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes were cancelled as part of the Restructuring (see Note 1).

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     reflected by GBCC as a credit to paid-in capital during 1997. Payment of interest on the PPI Funding Notes is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of GBCC.

     Scheduled payments of long-term debt as of September 30, 1999 are $47,603,000 in 2006.

     Interest paid amounted to $6,768,000 and $29,000, respectively, during the nine month periods ended September 30, 1999 and 1998.

(5)  Income Taxes

     GBCC's benefit (provision) for income taxes consists of the following:

                                     Three Months Ended         Nine Months Ended
                                        September 30,             September 30,
                                  ------------------------  --------------------------
                                     1999         1998         1999          1998
                                  ----------  ------------  ----------  --------------
Federal income tax (provision)
 benefit:
 Current                          $  (4,000)  $         -   $ (29,000)    $  (270,000)
 Deferred                          (814,000)   (2,745,000)   (722,000)     (2,961,000)
State income tax (provision)
 benefit:
 Current                            (32,000)      (64,000)    (32,000)       (116,000)
 Deferred                           640,000        61,000      (2,000)        550,000
Valuation allowance                 174,000     2,692,000     722,000       2,696,000
                                  ---------   -----------   ---------     -----------

                                  $ (36,000)  $   (56,000)  $ (63,000)    $  (101,000)
                                  =========   ===========   =========     ===========

     GBCC paid federal income taxes totaling $25,000 and $270,000 during the nine month periods ended September 30, 1999 and 1998, respectively. GBCC paid state income taxes totaling $103,000 and $160,000, respectively, during the nine month periods ended September 30, 1999 and 1998.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     As a result of the distribution of GBCC's stock by HCC to its shareholders at December 31, 1996, GBCC is no longer included in HCC's consolidated federal income tax return. In addition, as a result of a settlement agreement entered into in September 1998 (see Note 9), Holdings and its subsidiaries are no longer included in the consolidated tax return of GBCC for periods subsequent to December 31, 1998. As of September 30, 1999, GBCC and its subsidiaries, exclusive of Holdings and its subsidiaries, have net operating loss carryforwards ("NOL's") totaling approximately $40,550,000 for federal income tax purposes, most of which do not begin to expire until the year 2005. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), requires that the tax benefit of such NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of such asset is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of such asset is more likely than not and, thus, has provided valuation allowances for substantially all of the deferred tax assets for all periods presented. The remaining deferred tax assets represent state timing differences expected to be utilized and are included in other current assets on the accompanying consolidated balance sheets.

     The components of the net deferred tax asset are as follows:

                                          September 30,   December 31,
                                               1999           1998
                                          --------------  -------------
Deferred tax assets:
 Net operating loss carryforwards          $ 14,748,000   $ 11,946,000
 Allowance for doubtful accounts                 84,000        130,000
 Investment and other tax credits                     -      2,339,000
 Investment in consolidated subsidiary        2,866,000      2,866,000
 Other liabilities and accruals                 129,000        113,000
 Deferred financing costs                     1,642,000      1,374,000
 Other                                          267,000        242,000
                                           ------------   ------------

Deferred tax asset                           19,736,000     19,010,000
Deferred tax liability -
 Interest expense not recognized             (1,450,000)             -
                                           ------------   ------------
Net deferred tax asset                       18,286,000     19,010,000
Valuation allowance                         (18,239,000)   (18,961,000)
                                           ------------   ------------

                                           $     47,000   $     49,000
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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

     The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 through 1996 during which period GBCC was included. Such examination for 1993 and 1994 has been completed with respect to GBCC, but not for all of HCC's subsidiaries. Accordingly, allocations of tax attributes and additional alternative minimum tax or regular tax obligations, if any, can not yet be determined. Due to the inclusion of Holdings and its subsidiaries in such consolidated returns, an as yet undetermined portion of any resulting tax liability to GBCC may be recoverable from Holdings. As a result, management is presently unable to estimate the ultimate impact of the examination on the consolidated financial position or results of operations of GBCC and is continuing to review the preliminary findings with the assistance of its tax advisors. The Internal Revenue Service is continuing its examination of the consolidated Federal income tax returns of HCC, including GBCC, for 1995 and 1996.

(6)  Transactions with Related Parties

     PML, a limited partnership wholly owned through March 31, 1997 by GBCC, earned management fees pursuant to a management agreement with Hollywood Casino
- Aurora, Inc. ("HCA"), an HCC subsidiary (see Note 7). Such fees included a base management fee equal to 5% of the Aurora Casino's operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Effective as of April 1, 1997, HCC acquired the general partnership interest in PML from PPI Corporation, a wholly owned subsidiary of GBCC (see Note 10).

     HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount ($7,597,000 discounted value) of PPI Funding Notes (see Note 4) and $350,000 of accrued interest due from GBCC to PPI Corporation in exchange for the general partnership interest in PML. The $3,800,000 note is payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. The remaining note balances at September 30, 1999 and December 31, 1998 are $2,310,000 and $2,836,000, respectively. Of those balances, $721,000 and $622,000 are included in current amounts due from affiliates at September 30, 1999 and December 31, 1998, respectively. Interest income on the note from HCC amounted to $84,000 and $107,000, respectively, during the three month periods ended September 30, 1999 and 1998 and $267,000 and $336,000, respectively, during the nine month periods ended September 30, 1999 and 1998. Accrued

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

interest receivable of $27,000 and $34,000, respectively, is included in amounts due from affiliates on the accompanying consolidated balance sheets at September 30, 1999 and December 31, 1998.

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

     Fees earned by NJMI under the management agreement and Interim Agreement amounted to $495,000 and $2,405,000, respectively, for the three and nine month periods ended September 30, 1998. Management fees receivable from the Sands at December 31, 1998 amounted to $267,000 net of a valuation allowance of $115,000. Of the amount receivable at December 31, 1998, $30,000, net of the aforementioned valuation allowance, which was earned prior to GBHC's bankruptcy filing, was included in noncurrent due from affiliates on the accompanying consolidated balance sheet and was subject to terms of a reorganization plan requiring confirmation by the Bankruptcy Court (see Note 9).

     Pursuant to a consulting agreement which was terminated effective October 13, 1999 (see Note 10) with Hollywood Casino -Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino, a subsidiary of GBCC received monthly consulting fees of $100,000. Total fees earned amounted to $300,000 for the three month period ended September 30, 1998 and $477,000 and $900,000, respectively, for the nine month periods ended September 30, 1999 and 1998. Fees during 1999 are included in the accompanying consolidated results of operations of GBCC only through the deconsolidation of PCC on May 25, 1999.

     HCC and its subsidiaries allocate certain general and administrative costs to GBCC and its subsidiaries pursuant to services agreements. Net allocated costs and fees charged to GBCC and its subsidiaries by HCC and its subsidiaries amounted to $157,000 and $249,000, respectively, during the three month periods ended September 30, 1999 and 1998 and $466,000 and $795,000, respectively, during the nine month periods ended September 30, 1999 and 1998. Net amounts due to HCC and its subsidiaries amounted to $2,000 and $172,000 at September 30, 1999 and December 31, 1998, respectively.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     ACSC provides computer, marketing and other administrative services to HCC and its subsidiaries and to GBHC. Computer services provided include hardware, software and operator support and, for the most part, such services are billed by ACSC at its direct cost plus expenses incurred. ACSC and HCT entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999 to provide such services and to license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also pays ACSC a fixed license fee of $33,600 per month. ACSC's billings to HCC and its subsidiaries for such services amounted to $214,000 and $253,000, respectively, for the three month periods ended September 30, 1999 and 1998 and $794,000 and $915,000, respectively, for the nine month periods ended September 30, 1999 and 1998. Unpaid charges to HCC and its subsidiaries included in due from affiliates on the accompanying consolidated balance sheets at September 30, 1999 and December 31, 1998 amounted to $195,000 and $122,000, respectively. Billings to GBHC amounted to $162,000 and $182,000, respectively, for the three month periods ended September 30, 1999 and 1998 and $626,000 and $452,000, respectively, for the nine month periods ended September 30, 1999 and 1998. Unpaid charges to GBHC included in due from affiliates on the accompanying consolidated balance sheets at September 30, 1999 and December 31, 1998 amounted to $283,000 and $251,000, respectively. Such receivables from GBHC were partially offset by amounts due to GBHC by ACSC totaling $160,000 and $242,000, respectively, at September 30, 1999 and December 31, 1998.

     Interest expense with respect to borrowings from HCC is set forth below:

                                    Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                  ----------------------  ----------------------
                                     1999        1998        1999        1998
                                  ----------  ----------  ----------  ----------
PPI Funding Notes (Note 4)        $1,374,000  $1,189,000  $3,980,000  $3,482,000
Short-term borrowings (Note 3)       237,000     237,000     704,000     704,000

     During 1994, a GBCC subsidiary issued $40,524,000 discounted principal amount of PPI Funding Notes in exchange for the PCPI Notes held by HCC (see Note
4). Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balances at September 30, 1999 and December 31, 1998.

     Interest accrued on short-term borrowings (see Note 3) amounting to $2,485,000 and $1,781,000, respectively, at September 30, 1999 and December 31, 1998 is included in interest payable on the accompanying consolidated balance sheets.

     GBHC issued a promissory note in the amount of $10,000,000 on February 17, 1994 to PRT Funding. Such note accrued interest at the rate of 14 5/8% per annum payable semiannually commencing on August 17, 1994. The principal amount of the note was due on February 17, 2005. During the first quarter of 1997, GBHC also borrowed $5,000,000 from PCC for working capital purposes. Such borrowing accrued interest at the rate of 14 5/8% per annum payable semiannually commencing July 15,

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1997. In accordance with certain provisions of the September 1998 settlement agreement with GBCC (see Note 9), GBHC preserved whatever rights of offset, if any, it might have had with respect to an advance made by GBHC to a GBCC subsidiary in the amount of $5,672,000 against the $10,000,000 and $5,000,000 loans described above. As a result of (i) GBHC no longer being included as a consolidated subsidiary and (ii) GBHC's filing under Chapter 11 making prospects for ultimate collection doubtful, the notes, together with accrued interest of $6,200,000 and $5,652,000, respectively, were fully reserved on the accompanying consolidated balance sheet at December 31, 1998.

     During the third quarter of 1996, GBCC loaned $6,500,000 to GBHC for working capital purposes. Such advance accrued interest at the rate of 13 3/4% per annum, payable quarterly commencing October 1, 1996. An additional $1,500,000 was loaned to GBHC during the first quarter of 1997 on the same terms. Repayment of such advances and the payment of the related interest were subject to terms of a reorganization plan which would have required confirmation by the New Jersey Bankruptcy Court and approval by the New Jersey Casino Control Commission (the "Casino Commission"). For the same reasons cited in the previous paragraph, the total advances to GBHC of $8,000,000, together with the related interest receivable of $1,496,000, were reflected as an adjustment to GBCC's negative investment in Holdings at December 31, 1997. On September 2, 1998, the working capital loans to GBHC were cancelled as part of a settlement agreement among GBCC and Holdings, together with certain of their subsidiaries, and HCC (see Note 9).

(7)  Investment in Pratt Management, L.P.

     Prior to the Restructuring in October 1999 (see Note 10), PCC held the limited partnership interest in PML which earned management fees from the Aurora Casino and incurred operating and other expenses with respect to its management thereof. As the limited partner in PML, PCC received 1% of the first $84,000 of net income earned by the partnership each month and 99% of any income earned
above such amount.   PML earned management fees amounting to $3,061,000 and
$2,444,000, respectively, during the three month periods ended September 30, 1999 and 1998 and $7,273,000 and $6,269,000, respectively, during the nine month periods ended September 30, 1999 and 1998. PML also incurred operating and other expenses amounting to $406,000 and $310,000, respectively, during the three month periods ended September 30, 1999 and 1998 and $997,000 and $976,000, respectively, during the nine month periods ended September 30, 1999 and 1998.

     The accompanying consolidated statements of operations include PCC's equity in the earnings of PML only through the deconsolidation of PCC on May 25, 1999.

(8)  Equity in Earnings of GB Holdings, Inc.

     As discussed in Note 1, the operations of Holdings and its subsidiaries were accounted for under the equity method of accounting for the six month period from January 1, 1998 through June 30, 1998. Due

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

to the significance of Holdings' operations, summarized consolidated results of operations of Holdings for such period are set forth below. Transactions with Holdings and its subsidiaries are included in Note 6.

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

     The filings of petitions for relief by Holdings and its subsidiaries resulted in a default and automatic acceleration under the indenture for the PRT Funding Notes. On April 28, 1999, PCC, PRT Funding, NJMI, GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

agreement with HCC which provided for the Restructuring of the PRT Funding Notes. The agreement provided for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets were to consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino and its liabilities were to consist of a new obligation in the amount of $40,329,000 in satisfaction of the PRT Funding Notes. The voting agreement provided for HCC to immediately discharge the obligation (see Note 10).

     As part of the Restructuring, holders of the PRT Funding Notes were also to receive 100% of the remaining assets of PCC and its subsidiaries not acquired by HCC. Such assets consisted primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

     The successful completion of the Restructuring required that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such petitions for relief were filed on May 25, 1999 in the Delaware Bankruptcy Court and the plan of reorganization was filed on May 26, 1999. The plan was confirmed by the Delaware Bankruptcy Court on October 1, 1999. HCC completed its acquisition of PCC and settled PCC's obligations on October 14, 1999.

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

     On September 2, 1998, the GBCC Parties reached a settlement with GBHC which was approved by the New Jersey Bankruptcy Court. The terms of the settlement agreement provided, among other things, (i) that the GBCC Parties convey the land parcels and related mortgage note to GBHC in exchange for a cash payment equal to the GBCC Parties' cost in such land parcels with an additional $500,000 payment due upon confirmation of a plan of reorganization by the New Jersey Bankruptcy Court and (ii) that GBHC be included in the consolidated federal income tax return of GBCC for 1997 and 1998 enabling GBCC to utilize GBHC's tax NOL's. The agreement also provided that on or before December 31, 1998, GBCC

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

would cause Holdings and its subsidiaries to be deconsolidated from the GBCC federal income tax return by means of transferring 21% of the stock ownership of Holdings to an unconsolidated entity. Such transfer was accomplished effective as of December 31, 1998. In addition, the settlement agreement also allowed GBHC to offset its working capital loan from GBCC in the amount of $8,000,000 together with interest accrued thereon (see Note 6) against a claim asserted by GBHC against GBCC under the existing tax allocation agreements.

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

     On April 22, 1999, GBHC filed a motion with the New Jersey Bankruptcy Court seeking to disallow NJMI's pre-petition claims (see Note 6). In November 1999, a compromise was reached establishing the amount of the claim at $75,000. The ultimate settlement of this amount is subject to the confirmation of a plan of reorganization by the New Jersey Bankruptcy Court.

     Planet Hollywood Litigation -

     Planet Hollywood International, Inc., a Delaware corporation, and Planet Hollywood (Region IV), Inc., a Minnesota corporation (collectively, "PHII"), filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division on July 29, 1996 against HCC, HCA and a member of the Pratt Family (collectively, the "Original Hollywood Defendants"). The Original Hollywood Defendants filed with the Court on September 19, 1996 an answer to PHII's lawsuit, along with numerous counterclaims against PHII, Robert Earl and Keith Barish (collectively, the "PHII Defendants"). PHII filed with the Court on January 21, 1997, an amendment to their complaint which, among other things, added HCT (together with the Original Hollywood Defendants, the "Hollywood Defendants") and GBCC as defendants. The Original Hollywood Defendants filed with the Court on February 3, 1997, and GBCC and HCT filed with the Court on February 20, 1997, answers and counterclaims to such amended complaint.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     In its lawsuit, PHII seeks a declaratory judgment that it is entitled to use the name "Planet Hollywood" for a casino. In addition, PHII seeks damages alleging, among other things, that the Hollywood Defendants and GBCC have, in opening and operating the Hollywood Casino concept, infringed on PHII's trademark, service mark and trade dress and have engaged in unfair competition and deceptive trace practices. In their counterclaims, the Hollywood Defendants and GBCC seek a declaratory judgement that PHII is not entitled to use the name "Planet Hollywood" for a casino. In addition, the Hollywood Defendants and GBCC seek damages alleging, among other things, that the PHII Defendants have, through their planned use of their mark in connection with casino services, infringed on certain of HCC's service marks and trade dress and have engaged in unfair competition.

     On June 7, 1999, the magistrate judge severed the litigation as to liability and damages. A trial on the liability issues commenced on July 19, 1999 and concluded on July 26, 1999. In oral argument on July 26, 1999, the Hollywood Defendants and GBCC waived their declaratory judgement claims based, in part, on PHII's reported deteriorating financial condition and perceived inability to enter into the casino business. On August 25, 1999, the Hollywood Defendants and GBCC filed a motion to dismiss the declaratory judgement claims of all parties asserting, among other things, that as a result of PHII's reported deteriorating financial condition and perceived inability to enter into the casino business, there is no longer any actual case or controversy. On October 12, 1999, Planet Hollywood (Region IV), Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The judge has not yet issued a ruling on either the liability issues or the motion to dismiss and has provided no definitive date by which either such ruling will be issued.

     Given the uncertainties inherent in litigation, no assurance can be given that the Hollywood Defendants and GBCC will prevail in this litigation; however, the Hollywood Defendants and GBCC believe that PHII's claims are without merit and have defended their position vigorously. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

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

(10) Subsequent Events

     As discussed in Note 1, PCC, PRT Funding and NJMI's joint plan of reorganization under Chapter 11 of the Bankruptcy Code was confirmed by the Delaware Bankruptcy Court in October 1999. On October 13, 1999, GBCC sold its ownership of PCC, which held the limited partnership interest in PML and the consulting agreement with the Tunica Casino (see Notes 6 and 7) to HCC. When sold by GBCC, PCC's assets consisted of the limited partnership interest and the consulting agreement valued in

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

the aggregate at $40,329,000. PCC's liabilities consisted of an obligation in the amount of $40,329,000 payable in satisfaction of the PRT Funding Notes. GBCC's claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings as well as other claims previously held by PCC, PRT Funding and NJMI were conveyed to a new GBCC subsidiary for the benefit of the PRT Funding noteholders. It is anticipated that GBCC will record a charge to non-operating expenses in the approximate amount of $500,000 during the fourth quarter of 1999 representing the transfer of its claims for the benefit of the PRT Funding noteholders. Neither the gain on forgiveness of debt resulting from the settlement of the PRT Funding Notes for less than their face amount nor the subsequent sale of PCC to HCC are expected to have a material impact on the consolidated financial statements of GBCC during the fourth quarter of 1999 since GBCC's investment in PCC was revalued to a zero basis and substantially all receivables from PCC and its subsidiaries were fully reserved in May 1999.

(11) Major Customers

     ACSC's computer service revenues are derived primarily from either system installation contracts or from sales to affiliates. System installation contracts generally require an extended period of time to complete and represent significant, but nonrecurring revenue earned from a given customer. Upon completion of an installation, ACSC may continue to recognize service or maintenance revenues from the customer at a much reduced amount. The following table demonstrates ACSC's dependence on installation contracts and on sales to affiliates:

                                     Three Months Ended        Nine Months Ended
                                       September 30,             September 30,
                                    -------------------       ------------------
                                      1999        1998          1999       1998
                                    ---------   -------       --------   --------
Total percentage of period
  revenues attributable to
  installation contracts              61.3%      39.7%          63.1%      55.4%
Percentage of period
  revenues attributable to
  affiliate sales                     11.8%      35.0%          16.5%      28.0%

(12) Reclassifications

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

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities

     In prior years, GBCC and its subsidiaries conducted three major business activities: (i) non-casino operations and the management thereof, (ii) management services for casino operations and (iii) ownership of the Sands Hotel and Casino in Atlantic City, New Jersey. As a result of the Chapter 11 filings by PCC, PRT Funding and NJMI and the resulting plan of reorganization confirmed in October 1999, GBCC no longer provides casino-related management services. As a result of Holdings and GBHC's Chapter 11 filings, GBCC does not anticipate that it will retain an equity position in the Sands. Accordingly, GBCC's current operating activity consists solely of ACSC and its management.

     ACSC licenses casino information technology systems to HCC's casino facilities, the Sands and non-affiliated casino companies. The results of ACSC's operations for the three and nine month periods ended September 30, 1999 and 1998 are set forth below:

                                  Three Months Ended             Nine Months Ended
                                     September 30,                  September 30,
                                 -----------------------      ---------------------------
                                    1999         1998            1999            1998
                                 -----------  ----------      -----------    ------------

Computer service revenues        $1,587,000   $  747,000       $5,198,000     $2,771,000
                                 ----------   ----------       ----------     ----------

Computer service expenses           667,000       50,000        2,582,000        332,000
General and administrative        1,143,000      584,000        3,020,000      1,552,000
Depreciation and amortization        46,000       31,000          135,000         90,000
                                 ----------   ----------       ----------     ----------

                                  1,856,000      665,000        5,737,000      1,974,000
                                 ----------   ----------       ----------     ----------

(Loss) income from operations    $ (269,000)  $   82,000       $ (539,000)    $  797,000
                                 ==========   ==========       ==========     ==========

     The decreases in operating income in the 1999 periods from the same periods in 1998 are due to increased salary and personnel costs and overhead costs associated with ACSC's sales of information technology products to unaffiliated third parties (see "Results of Operations" below).

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     ACSC's computer service revenues are derived primarily from either system installation contracts or from sales to affiliates. System installation contracts generally require an extended period of time to complete and represent significant, but nonrecurring revenue earned from a given customer. Upon completion of an installation, ACSC may continue to recognize service or maintenance revenues from the customer at a much reduced amount. Accordingly, in order to maintain its current level of revenues, ACSC would need to continue to obtain installation contracts. The following table demonstrates ACSC's dependence on installation contracts and on sales to affiliates:

                                          Three Months Ended         Nine Months Ended
                                             September 30,              September 30,
                                          -------------------        ------------------
                                            1999        1998           1999       1998
                                          --------   --------        --------   -------
Total percentage of period
  revenues attributable to
  installation contracts                    61.3%      39.7%           63.1%      55.4%
Percentage of period
  revenues attributable to
  affiliate sales                           11.8%      35.0%           16.5%      28.0%

     GBCC and its subsidiaries continue to have debt outstanding to HCC consisting of (i) demand notes (the "GBCC Notes") and accrued interest thereon totaling $9.2 million at September 30, 1999 and (ii) a 14 7/8% secured promissory note due 2006 (the "PPI Funding Notes") in the amount of $39 million at September 30, 1999 (see "Financing Activities" below). The current level of ACSC's operations is not sufficient to provide debt service on the HCC obligations and, consequently, GBCC is currently insolvent. GBCC has commenced discussions with HCC to restructure its obligations; however, there can be no assurance at this time that such discussions will result in a restructuring of GBCC's obligations with HCC.

     The insolvency of GBCC raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Financing Activities

     During 1994, GBCC issued $40.5 million discounted principal amount of deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38.8 million principal amount of 15 1/2% notes issued by another GBCC subsidiary and held by HCC. Effective as of April 1, 1997, HCC acquired from PPI Corporation the general partnership interest in PML which, prior to October 14, 1999, held the Aurora Management contract. The acquisition price for the general partnership interest included a note in the amount of $3.8 million and the assignment of $7.6 million discounted amount of the PPI Funding Notes to PPI Corporation. Annual principal and interest payments by HCC on the $3.8 million note have approximated the general partner's share of annual partnership distributions which were made to HCC. During 1997, HCC forgave $23.6 million discounted principal amount of the PPI Funding Notes. The remaining PPI Funding Notes have a maturity value of $47. 6 million. Payment of interest on the PPI Funding Notes is deferred through February 17, 2001 at which time interest will become payable semiannually with the unpaid balance due on February 17, 2006.

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

     Capital Expenditures and Other Investments

     Property and equipment additions during the nine month period ended September 30, 1999 totaled $29,000; management anticipates that capital expenditures during the remainder of 1999, consisting only of ongoing equipment replacements and enhancements at ACSC, will not be significant.

RESULTS OF OPERATIONS

     General

     As a result of the filings by Holdings, GB Property Funding, and GBHC, GBCC's control over the filing subsidiaries is subject to the supervision of the New Jersey Bankruptcy Court. GBCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Accordingly, the accompanying consolidated statement of operations for the nine month period ended September 30, 1998 reflects the operations of the filing subsidiaries for the period from January 1, 1998 through June 30, 1998 under the equity method of accounting and for the period subsequent to June 30, 1998 under the cost method of accounting. For the three and nine month periods ended September 30, 1999, the accompanying consolidated statements of operations reflect the operations of Holdings and its subsidiaries under the cost method of accounting.

     As a result of the filings by PCC, NJMI and PRT Funding, GBCC's control over these subsidiaries was subject to the supervision of the Delaware Bankruptcy Court and GBCC did not expect to have ownership or control of such subsidiaries after reorganization. Accordingly, the accompanying consolidated statements of operations for periods subsequent to the filings (May 25, 1999) reflect the operations of PCC and its subsidiaries under the cost method of accounting.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Revenues

     Total revenues of GBCC increased $31,000 (2%) during the three month period ended September 30, 1999 compared to the 1998 third quarter period resulting in a year to date decrease of $512,000 (8.3%) during 1999 compared to the prior year period. Computer services revenues provided by ACSC, a GBCC subsidiary that provides computer hardware and software to the gaming industry, increased $840,000 (112.5%) and $2.4 million (87.6%), respectively, during the three and nine month periods ended September 30, 1999 compared to the same periods of 1998. Such increases result from a significant installation contract for ACSC's slot monitoring system. The increased revenues provided by ACSC were virtually offset on a consolidated basis, however, by (i) the termination of the Sands Management Contract in September 1998 which generated management fees of $495,000 and $2.4 million, respectively, during the third quarter and first nine months of 1998 and (ii) the deconsolidation of PCC, which resulted in fees earned from its consulting contract with the Tunica Casino no longer being recognized for periods subsequent to the May 25, 1999 Chapter 11 filing by PCC. Such fees amounted to $477,000 during 1999 through the date of PCC's deconsolidation and amounted to $300,000 and $900,000, respectively, for the three and nine month periods ended September 30, 1998.

     Computer Services Expenses

     Computer services expenses increased $617,000 (1,234%) and $2.3 million (677.7%), respectively, during the three and nine month periods ended September 30, 1999 compared to the corresponding periods during 1998. Such increases are primarily attributable to increased hardware purchases and commissions associated with the aforementioned system installation contract.

     General and Administrative Expenses

     GBCC's general and administrative expenses increased by $101,000 and (7.5%) and $1.1 million (34.6%), respectively, during the three and nine month periods ended September 30, 1999 compared to the 1998 periods. The increases are primarily due to increases in salary and personal costs, overhead costs and professional fees incurred in connection with ACSC's increased efforts to market its information technology products to unaffiliated third parties. As discussed under "Liquidity and Capital Resources -Operating Activities" above, in order to maintain its current level of revenues, ACSC needs to obtain new installation contracts. Accordingly, it has hired the additional personnel necessary to both perform such installations as well as to pursue marketing opportunities to obtain new installation contracts. These personnel costs have become part of ACSC's general and administrative expenses to the extent that they can not be associated with a particular installation or other customer related services.

     Depreciation and Amortization

     Depreciation and amortization expense for the three and nine month periods ended September 30, 1999 increased by $15,000 (48.4%) and $45,000 (50%), respectively, compared to the same periods of 1998 due to an expansion of office space by ACSC.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Interest

     Interest income decreased $109,000 (43.4%) and $191,000 (26.5%), respectively, during the third quarter and first nine months of 1999 compared to the same periods during 1998. Interest income earned on temporary cash investments by PCC and its subsidiaries subsequent to May 25, 1999 is no longer included in GBCC's consolidated results of operations. In addition, all interest income earned by GBCC on loans and advances to Holdings and its subsidiaries for periods subsequent to the January 5, 1998 bankruptcy filings is being reserved. Interest expense decreased $2.5 million (60.4%) and $3.6 million (29.5%), respectively, during the 1999 three and nine month periods ended September 30 compared to the corresponding prior year periods. Interest expense with respect to the PRT Funding Notes subsequent to PRT Funding's filing under Chapter 11 ($3 million and $4 million, respectively, for the three and nine month periods) is no longer included in GBCC's consolidated results of operations.

     Gain on Elimination of Investment in Pratt Casino Corporation

     As a result of the filing of petitions for relief under Chapter 11 by PCC, NJMI and PRT Funding on May 25, 1999, GBCC does not expect to have ownership or operating control of these subsidiaries after reorganization. Accordingly, these subsidiaries are no longer included in the consolidated financial statements of GBCC for any period subsequent to May 25, 1999. GBCC's investment in PCC and its subsidiaries as well as certain amounts due from PCC and its subsidiaries were revalued to a zero basis effective on May 25, 1999. The elimination of the investment in and amounts due from PCC resulted in a gain amounting to $140,000 and $86.1 million, respectively, for the three and nine month periods ended September 30, 1999. The third quarter adjustment to the gain of $140,000 represents a change from the original estimate at May 25, 1999.

     Equity in Earnings of Limited Partnership

     Effective February 17, 1994, PCC acquired the limited partnership interest in PML, a limited partnership which earns management fees from the operation of the Aurora Casino. The Agreement of Limited Partnership of PML provides for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner. PCC's equity in the earnings of PML decreased $1.9 million (100%) and $1.8 million (40.9%), respectively, during the third quarter and first nine months of 1999 from the same periods in 1998 as PCC's equity in the earnings of PML subsequent to May 25, 1999 ($2.4 million and $2.8 million, respectively, for the three and nine month periods) is no longer included in GBCC's consolidated results of operations. The limited partnership interest was acquired by HCC in October 1999 as part of the Restructuring.

     Equity in Earnings of and Elimination of Investment in GB Holdings, Inc.

     GBCC's equity in the earnings of Holdings' for the nine month period ended September 30, 1998 amounted to $3.7 million and represents equity in earnings for the period from January 1, 1998 through June 30, 1998. As a result of GBCC no longer controlling the operations of the Sands, the expectation that control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, GBCC's investment in Holdings and its subsidiaries as well as certain intercompany balances with Holdings were revalued to a zero basis effective July 1, 1998. Accordingly,

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GBCC has not recognized equity in the earnings of Holdings and its subsidiaries since July 1, 1998. The elimination of the investment in and amounts due to Holdings resulted in a gain amounting to $27,482,000 during the three and nine month periods ended September 30, 1998.

     Restructuring Costs

     Restructuring costs decreased $387,000 (100%) and $1.2 million (83.9%), respectively, during the three and nine month periods ended September 30, 1999 compared to the same periods of 1998. Professional fees and other corporate overhead costs incurred with respect to the default of the PRT Funding Notes and negotiations to restructure the obligations were significantly reduced during the first half of 1999. Such costs for periods subsequent to the May 25, 1999 deconsolidation of PCC are not included in the consolidated results of operations of GBCC.

     Income Tax Provision

     As a result of a settlement agreement entered into in September 1998 (see
Note 9 of Notes to Consolidated Financial Statements), Holdings and its subsidiaries are no longer included in the consolidated tax return of GBCC for periods subsequent to December 31, 1998. Due to the continued availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of deferred tax assets resulting from NOL's and temporary differences is more likely than not. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 19, "Accounting for Income Taxes", GBCC has provided valuation allowances for substantially all of the deferred tax assets at September 30, 1999 and December 31, 1998. The remaining deferred tax assets represent state timing differences expected to be utilized.

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

     The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 through 1996 during which period GBCC was included. Such examination for 1993 and 1994 has been completed with respect to GBCC, but not for all of HCC's subsidiaries. Accordingly, allocations of tax attributes and additional alternative minimum tax or regular tax obligations, if any, can not yet be determined. Due to the inclusion of Holdings and its subsidiaries in such

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

consolidated returns, an as yet undetermined portion of any resulting tax liability to GBCC may be recoverable from Holdings. As a result, management is presently unable to estimate the ultimate impact of the examination on the consolidated financial position or results of operations of GBCC and is continuing to review the preliminary findings with the assistance of its tax advisors. The Internal Revenue Service is continuing its examination of the consolidated Federal income tax returns of HCC, including GBCC, for 1995 and 1996.

     Year 2000 Compliance

     In the year 2000, computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than 2000. Such an error could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     GBCC currently relies on the computer systems of HCC for its administrative and financial operations. These systems, which are contractually provided to HCC by outside parties, are expected to be fully Year 2000 compliant by the end of 1999. However, there can be no assurance that HCC and its suppliers will successfully assess and remediate these systems, if necessary.

     GBCC and its subsidiaries may also be exposed to the Year 2000 problems of its suppliers if their systems are not compliant. The Company has initiated formal communication with its significant suppliers to determine the extent to which its information systems are vulnerable to those third parties' failure to resolve their Year 2000 issues. While there can be no assurance that the Company and its suppliers will fully resolve their Year 2000 issues, neither the estimated cost nor the outcome of the Year 2000 problem is expected to have a material impact on the Company's operations, liquidity or financial position.

     ACSC's information technology systems are sold to third parties. Such third parties have similarly sought assurances from ACSC that the systems sold by ACSC are Year 2000 compliant. Management has completed its program to assess ACSC's readiness for the Year 2000. Such program included the use of both internal and external resources to test and, where necessary, modify or replace hardware and software applications. The costs of acquiring, testing and converting systems have not been significant and have been included in income from operations. Management believes that ACSC's current information technology systems are Year 2000 compliant and that all significant customer applications will be converted to Year 2000 compliant versions before the end of 1999.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Seasonality

     Management believes that with the termination of its management contracts and limited partnership interest in such contracts, seasonality will no longer materially affect GBCC's results of operations.

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

     The default under the GB Property Funding Notes resulted in an automatic acceleration under the indenture for the PRT Funding Notes; accordingly, the holders of the PRT Funding Notes could have initiated judicial proceedings to enforce their claims for payment. On April 28, 1999, PCC, PRT Funding, NJMI, GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement which provided for the Restructuring of the PRT Funding Notes. The agreement provided for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets were to consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino valued in the aggregate at approximately $40.3 million. PCC's liabilities were to consist of a new obligation in the amount of $40.3 million payable in satisfaction of the PRT Funding Notes. The voting agreement provided for HCC to immediately discharge the obligation.

     As part of the Restructuring, holders of the PRT Funding Notes were also to receive 100% of the remaining assets of PCC and its subsidiaries not acquired by HCC. Such assets consisted primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

     The successful completion of the Restructuring required that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such petitions for relief were filed on May 25, 1999 in the Delaware Bankruptcy Court and the related plan of reorganization was filed on May 26, 1999. The plan was confirmed by the Delaware Bankruptcy Court on October 1, 1999. HCC completed its acquisition of PCC and settled PCC's obligations on October 14, 1999.

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

     On April 22, 1999, GBHC filed a motion with the New Jersey Bankruptcy Court seeking to disallow NJMI's pre-petition claims. In November 1999, a compromise was reached establishing the amount of the claim at $75,000. The ultimate settlement of this amount is subject to the confirmation of a plan of reorganization by the New Jersey Bankruptcy Court.

     GBCC and certain of its affiliates are currently in litigation with Planet Hollywood International, Inc. ("PHII") and others with respect to claims and counterclaims involving the use of trademarks, service marks and trade dress.
On June 7, 1999, the magistrate judge severed the litigation as to liability and damages. A trial on the liability issues commenced on July 19, 1999 and concluded on July 26, 1999. In oral argument on July 26, 1999, the Hollywood Defendants and GBCC waived their declaratory judgement claims based, in part, on PHII's reported deteriorating financial condition and perceived inability to enter into the casino business. On August 25, 1999, the Hollywood Defendants and GBCC filed a motion to dismiss the declaratory judgement claims of all parties asserting, among other things, that as a result of PHII's reported deteriorating financial condition and perceived inability to enter into the casino business, there is no longer any actual case or controversy. On October 12, 1999, Planet Hollywood (Region IV), Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The judge has not yet issued a ruling on either the liability issues or the motion to dismiss and has provided no definitive date by which either such ruling will be issued.

Item 3.   Defaults Upon Senior Securities

     As a result of the filings discussed in Item 1. above, $182,500,000 principal amount of 10 7/8% First Mortgage Notes issued by GB Property Funding are in default. Principal payments of $2,500,000 each due on January 15 and July 15, 1998 and on January 15, 1999 were not made. Under an order of the New Jersey Bankruptcy Court permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the 10 7/8% First Mortgage Notes, must be remitted to the Trustee for the 10 7/8% First Mortgage Notes as reductions to the outstanding principal. As of November 11, 1999, $404,000 has been remitted to the Trustee from the proceeds on the sale of equipment. The accrual of interest on the 10 7/8% First Mortgage Notes for periods subsequent to the filings has been suspended; such interest on a contractual basis amounts to approximately $46,329,000 as of November 11, 1999.

Item 6.(a) - Exhibits


*99.1 Debtors' Second Amended Joint Plan of Reorganization dated August 16, 1999, as Modified.

*99.2 Debtors' "Plan Supplement" in Conjunction with Debtors' Second Amended Joint Plan of Reorganization Dated August 16, 1999, as Modified.

*99.3 Debtors' First Modification, Pursuant to 11 U.S.C. (S)1127(a) and F.R. B.P. 3019, to Debtors' Second Amended Joint Plan of Reorganization Dated August 16, 1999, as Modified.

__________________________
* Incorporated by reference from the same numbered exhibit included in GBCC's Form 8-K as filed with the SEC on October 22, 1999.

Item 6.(b) - Reports on Form 8-K

     The Registrant filed a report on Form 8-K on October 22, 1999 to report the sale of Pratt Casino Corporation, its wholly owned subsidiary, to Hollywood Casino Corporation on October 13, 1999 under the terms of a Plan of Reorganization confirmed on October 1, 1999 by the United States Bankruptcy Court for the District of Delaware.


SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GREATE BAY CASINO CORPORATION



Date:    November 11, 1999             By: /s/     John C. Hull
     ------------------------------       ------------------------------
                                                    John C. Hull
                                              Chief Executive Officer