Form 10-K405
period 1999-12-31
GREATE BAY CASINO CORP
filed 2000-03-30
CIK 30117

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                 December 31, 1999
                               -------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number             1-6339
                      -------------------------------

                         GREATE BAY CASINO CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                        75-1295630
-------------------------------                  -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

c/o Advanced Casino Systems Corporation
     200 Decadon Drive, Suite 100
    Egg Harbor Township, New Jersey                          08234
----------------------------------------         -------------------------------
(Address of principal executive offices)                   (Zip Code)

(Registrant's telephone number, including area code):      (609) 441-0704
                                                      --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

          Common Stock,
      par value $.10 per share
-------------------------------             ------------------------------------
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of such stock on March 27, 2000, was $644,143. For the purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officer, directors and beneficial owners are, in fact, affiliates of the registrant. As of March 27, 2000, 5,186,627 shares of Common Stock, $.10 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents are incorporated by reference into the indicated part or parts of this report.

                                      None

                                    PART I


ITEM 1.  BUSINESS

General
-------

   Greate Bay Casino Corporation, a Delaware corporation, and its subsidiaries ("GBCC" or the "Company") is currently engaged in the development and sale of casino-related information technology systems. In prior years, GBCC was also engaged in casino-related operations consisting of management and consulting contracts with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica County, Mississippi (the "Tunica Casino") and ownership and operation of the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GBCC's common stock is listed on the OTC Bulletin Board Service under the trading symbol "GEAAQ". On December 31, 1996, Hollywood Casino Corporation ("HCC", a Delaware corporation) which owned approximately 80% of the outstanding common stock of GBCC, distributed such stock to its shareholders. As a result, approximately 36% of GBCC's outstanding stock is owned by Jack E. Pratt, Edward
T. Pratt, Jr. and William D. Pratt and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 54% of HCC, which also owns the Aurora Casino and the Tunica Casino. The principal executive offices of GBCC are located at 200 Decadon Avenue, Suite 100, Egg Harbor Township, New Jersey 08234, telephone (609) 441-0704.

   Prior to the Restructuring (as defined below), GBCC's casino-related operations were carried out through its indirect, wholly owned subsidiary, Pratt Casino Corporation ("PCC"), and PCC's various subsidiaries. PCC earned consulting fees from the Tunica Casino and was the limited partner in the entity which held the management contract on the Aurora Casino. The PCC subsidiaries included in the following discussion are:

   New Jersey Management, Inc. ("NJMI") -- the subsidiary which, prior to
     July 7, 1998, was responsible for the operations of the Sands under a management agreement.
   PRT Funding Corp. ("PRT Funding") -- issuer of $85 million of 11 5/8% senior notes, due 2004 (the "PRT Funding Notes"). The PRT Funding Notes were guaranteed by PCC.
   Pratt Management, L.P. ("PML") - a limited partnership which managed the operations of the Aurora Casino and which, prior to April 1, 1997, was wholly owned by GBCC (see below).
   Greate Bay Hotel and Casino, Inc. ("GBHC") - owner of the Sands.
   GB Property Funding Corp. ("GB Property Funding") -- issuer of $185 million of 10 7/8% First Mortgage Notes, due 2004 (the "10 7/8% First Mortgage Notes").
   GB Holdings, Inc. ("Holdings") - a holding company  which owns GBHC and GB
     Property Funding. Effective on December 31, 1998, PCC's ownership of Holdings was reduced to 79%.

   On January 5, 1998, GBHC, Holdings, and GB Property Funding, each filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "New Jersey Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the supervision of the New Jersey Bankruptcy Court. On June 1, 1999, a plan of reorganization was filed by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provided for the secured bondholders to receive new debt and 100% of the equity ownership of Holdings in exchange for their claims and for unsecured creditors to receive a partial cash settlement of their claims. Subsequent to the filing of a reorganization plan by the debtors, two competing plans were filed by (1) Park Place Entertainment Corporation, a large and diversified gaming company with significant operations in Atlantic City, and (2) jointly by High River Limited Partnership, an entity controlled by Carl C. Icahn, and by the Official Committee of Unsecured Creditors. Both of these plans provide for significant cash infusions by the plan proponents in exchange for equity in a reorganized Holdings ranging from 46.3% to 57.7% with the secured bondholders to receive the remaining equity in reorganized Holdings together with new secured debt. None of the plans provide for any distributions to the present shareholders. A hearing on the adequacy of the disclosure statements relating to the various plans is scheduled for April 5, 2000.

   As a result of the Chapter 11 filings discussed above, GBCC's control over the filing subsidiaries is subject to supervision of the New Jersey Bankruptcy Court and GBCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Furthermore, as a result of a settlement agreement reached by GBCC and Holdings during September 1998, GBCC no longer participates in the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets of GBCC. As more fully explained in Note 1 of the Notes to Consolidated Financial Statements, during the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for by GBCC under the equity method of accounting. As a result of GBCC no longer controlling the operations of the Sands, the continued expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, GBCC's investment in Holdings as well as certain amounts due to Holdings and its subsidiaries were revalued to a zero basis effective on July 1, 1998. Accordingly, for periods subsequent to June 30, 1998, GBCC is accounting for its investment in Holdings under the cost method of accounting.

   The filings of petitions for relief by Holdings and its subsidiaries resulted in a default under the indenture for the PRT Funding Notes; accordingly, the outstanding principal amount of the PRT Funding Notes accelerated and became currently due and payable. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4.9 million) while negotiations to restructure the PRT Funding Notes continued. In connection with the Restructuring (as defined below), PRT Funding paid deferred interest amounting to $6.8 million to the bondholders on April 30, 1999.

   On April 28, 1999, PCC, PRT Funding, NJMI, GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement which provided for the restructuring of the PRT Funding Notes (the "Restructuring"). The voting agreement provided for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets were to consist of its limited partnership interest in a management contract for the Aurora Casino and its consulting contract for the Tunica Casino and its liabilities were to consist of a new obligation in the amount of $40.3 million payable in satisfaction of the PRT Funding Notes. The voting agreement provided for HCC to immediately discharge the obligation.

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

   As a result of the Chapter 11 filings and plan of reorganization of PCC, PRT Funding and NJMI, GBCC's control over the filing subsidiaries was subject to supervision of the Delaware Bankruptcy Court. GBCC did not expect to have ownership or operating control of such subsidiaries after reorganization. As more fully explained in Note 1 of the Notes to Consolidated Financial Statements, GBCC's investment in PCC and its subsidiaries as well as certain intercompany balances with PCC and its subsidiaries were revalued to a zero basis effective on May 25, 1999. Accordingly, for periods subsequent to May 25, 1999, GBCC accounted for its investment in PCC under the cost method of accounting. As part of the Restructuring, GBCC sold its interest in PCC to HCC in October 1999.

   GBCC and its subsidiaries currently have debt outstanding to HCC consisting of (1) demand notes and accrued interest thereon totaling $9.5 million at December 31, 1999 and (2) a 14 7/8% secured promissory notes due 2006 in the amount of $40.4 million at December 31, 1999. GBCC's only current operating subsidiary is ACSC. The current levels of ACSC's assets and operations are not sufficient to provide debt service on the HCC obligations and, consequently, GBCC is currently insolvent. GBCC has commenced discussions with HCC to restructure its obligations; however, there can be no assurance at this time that such discussions will result in a restructuring of GBCC's obligations with HCC.

   The insolvency of GBCC raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Advanced Casino Systems Corporation
-----------------------------------

   In implementing its marketing and operating strategy, the Aurora Casino, the Tunica Casino and the Sands all use proprietary casino information technology of Advanced Casino Systems Corporation ("ACSC"), GBCC's computer services and information technology subsidiary. ACSC's technology includes table game and slot machine monitoring systems which enable casinos to track and rate patron play through the use of a casino player's card. These systems provide management with the key characteristics of patron play as slot machines are connected with, and information with respect to table games can be input into its data base monitoring system. When patrons use the casino player's card at slot machines or table games, the information is immediately available to management and allows management to implement marketing programs to recognize and reward patrons during their visits to the casino. Certain of these marketing programs allow patrons to automatically credit themselves with complimentaries based on their levels of play. Such promotions and complimentaries include free meals, hotel accommodations, retail merchandise, parking and sweepstakes giveaways based on slot machine patrons' gross wagering. ACSC's systems also allow casino management to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs.

   During 1997, ACSC began marketing its casino information technology systems, previously restricted to use by its affiliates, to unaffiliated gaming companies. To date, ACSC has completed contracts to implement such systems in six unaffiliated casinos and is currently negotiating to obtain additional contracts.

   ACSC's computer service revenues are derived primarily from system installation contracts and from sales to affiliates. System installation contracts generally require an extended period of time to complete and represent significant, but nonrecurring revenue earned from a given customer. Upon completion of an installation, ACSC may continue to recognize service or maintenance revenues from the customer at a much reduced amount. Accordingly, in order to maintain its current level of revenues, ACSC needs to continue to obtain installation contracts. For the years ended December 31, 1999, 1998 and 1997, respectively, installation contracts accounted for approximately 61%, 66% and 40% of ACSC's revenues and affiliate sales accounted for approximately 23%, 22% and 42% of ACSC's revenues.

Competition
-----------

   ACSC competes with other providers of casino software in marketing its casino information technology systems. Due to the limited number of customers in the gaming industry, competition is intense. There are approximately three significant competitors to ACSC, some of which have greater resources for both marketing and implementation. Technological innovation is also a key factor in the industry. Management believes that its systems are state of the art and can compete effectively with other casino software system providers.

Regulation
----------

   Because the casino industry is highly regulated at the state level, ACSC is required to be licensed in order to provide services to casino operators in most jurisdictions. Generally, licensing requires that ACSC and its officers, including officers of GBCC, be investigated and found suitable by state authorities. In addition, ACSC must meet periodic reporting requirements and provide other information to state authorities as requested. The suspension or revocation of a license could materially impact ACSC's ability to carry on its business activities.

Employees
---------

   At December 31, 1999, GBCC had approximately 50 employees, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.


ITEM 2.   PROPERTIES

   ACSC, leases approximately 13,000 square feet of office space for its operating and administrative needs in Egg Harbor Township, New Jersey. The lease is for a period terminating in September 2002.

ITEM 3.  LEGAL PROCEEDINGS

Subsidiary Chapter 11 Filings and Related Litigation
----------------------------------------------------

   On January 5, 1998, Holdings, GB Property Funding and GBHC each filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the New Jersey Bankruptcy Court. On January 11, 1999, the New Jersey Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. On June 1, 1999, a plan of reorganization was filed by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provided for the secured bondholders to receive new debt and 100% of the equity ownership of Holdings in exchange for their claims and for unsecured creditors to receive a partial cash settlement of their claims. Subsequent to the filing of a reorganization plan by the debtors, two competing plans were filed by (1) Park Place Entertainment Corporation, a large and diversified gaming company with significant operations in Atlantic City, and (2) jointly by High River Limited Partnership, an entity controlled by Carl C. Icahn, and by the Official Committee of Unsecured Creditors. Both of these plans provide for significant cash infusions by the plan proponents in exchange for equity in a reorganized Holdings ranging from 46.3% to 57.7% with the secured bondholders to receive the remaining equity in reorganized Holdings together with new secured debt. None of the plans provide for any distributions to the present shareholders. A hearing on the adequacy of the disclosure statements relating to the various plans is scheduled for April 5, 2000.

   The filings of such petitions by Holdings and its subsidiaries resulted in a default under the indenture for the PRT Funding Notes; accordingly, the outstanding principal amount of the PRT Funding Notes accelerated and became currently due and payable. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4.9 million) while negotiations to restructure the PRT Funding Notes continued. In connection with the Restructuring, PRT Funding paid deferred interest amounting to $6.8 million to the bondholders on April 30, 1999.

   On April 28, 1999, PCC, PRT Funding, NJMI, GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement which provided for the restructuring of the PRT Funding Notes. The voting agreement provided for HCC to acquire the stock of PCC from GBCC for nominal consideration. When acquired by HCC, PCC's assets were to consist of its limited partnership interest in a management contract for the Aurora Casino and its consulting contract for the Tunica Casino and its liabilities were to consist of a new obligation in the amount of $40.3 million payable in satisfaction of the PRT Funding Notes. The voting agreement provided for HCC to immediately discharge the obligation.

   As part of the Restructuring, holders of the PRT Funding Notes were also to receive 100% of the remaining assets of PCC and its subsidiaries not acquired by HCC. Such assets consisted primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

   The successful completion of the Restructuring required that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such petitions for relief were filed on May 25, 1999 in the Delaware Bankruptcy Court and the related plan of reorganization was filed on May 26, 1999. The plan was confirmed by the Delaware Bankruptcy Court on October 1, 1999 and the Restructuring was completed on October 14, 1999. GBCC's claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings as well as other claims previously held by PCC, PRT Funding and NJMI were conveyed to Greate Bay Holdings, L.L.C., a new GBCC subsidiary, for the benefit of the PRT Funding noteholders.

   On May 22, 1998, GBHC filed a motion with the New Jersey Bankruptcy Court seeking to reject its existing management agreement with NJMI. A substitute agreement (the "Interim Agreement") was entered into and approved by the New Jersey Bankruptcy Court on July 7, 1998 and the motion to reject the management agreement was approved by the New Jersey Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement described below, GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract and, with the passage of time, the cancellation thereof.

   On July 27, 1998, GBHC filed an action in the New Jersey Bankruptcy Court against GBCC, certain affiliates of GBCC and Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt as directors of GBCC and former directors of GBHC (collectively, the "GBCC Parties"), which alleged, among other things, usurpation of corporate opportunities of GBHC and breach of fiduciary duty with respect to GBHC in connection with the acquisition of certain land parcels in Atlantic City, New Jersey. The action sought, among other things, to enjoin the GBCC Parties from transferring the land parcels to third parties and to require that the land parcels be conveyed to GBHC. The action sought to enjoin GBCC from using the tax net operating loss carryforwards ("NOL's") of GBHC.

   On September 2, 1998, the GBCC Parties reached a settlement with GBHC which was approved by the New Jersey Bankruptcy Court. The terms of the settlement agreement provided, among other things, (1) that the GBCC Parties convey the land parcels and related mortgage note to GBHC in exchange for a cash payment equal to the GBCC Parties' cost in such land parcels with an additional $500,00 payment due upon confirmation of a plan of reorganization by the New Jersey Bankruptcy Court and (2) that GBHC be included in the consolidated federal income tax return of GBCC for 1997 and 1998 enabling GBCC to utilize GBHC's tax NOL's. The agreement also provided that on or before December 31, 1998, GBCC would cause Holdings and its subsidiaries to be deconsolidated from the GBCC federal income tax return by means of transferring

21% of the stock ownership of Holdings to an unconsolidated entity. Such transfer was accomplished effective as of December 31, 1998. In addition, the settlement agreement also allowed GBHC to offset its working capital loan from GBCC in the amount of $8 million together with interest accrued thereon against claim asserted by GBHC against GBCC under the existing tax allocation agreements.

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

   On April 22, 1999, GBHC filed a motion with the New Jersey Bankruptcy Court seeking to disallow NJMI's pre-petition claims with respect to management fees. In November 1999, a compromise was reached establishing the amount of the claim at $75,000. The ultimate settlement of this amount is subject to the confirmation of a plan of reorganization by the New Jersey Bankruptcy Court.

Planet Hollywood Litigation
---------------------------

   In 1996, Planet Hollywood International, Inc. and Planet Hollywood (Region
IV), Inc. filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against GBCC and against HCC and certain of its subsidiaries seeking (1) a declaratory judgment that it was entitled to use the name "Planet Hollywood" for a casino and (2) damages. In its complaint, Planet Hollywood alleged, among other things, that GBCC and HCC had, in operating the Hollywood Casino concept, infringed on their trademark, service mark and trade dress and had engaged in unfair competition and deceptive trade practices. GBCC and HCC and its subsidiaries filed counterclaims seeking (1) a declaratory judgment that Planet Hollywood was not entitled to use the name "Planet Hollywood" for a casino and (2) damages. The counterclaims alleged, among other things, that Planet Hollywood had, through its planned use of its mark in connection with casino services, infringed on GBCC and HCC's service marks and trade dress and had engaged in unfair competition. The trial commenced on July 19, 1999 and was completed on July 26, 1999. On August 25, 1999, GBCC, HCC and the other defendants filed a motion to dismiss the declaratory judgment claims of all parties asserting, among other things, that as a result of Planet Hollywood's reported deteriorating financial condition and perceived inability to enter into the casino business, there was no longer any actual case or controversy. On October 12, 1999, Planet Hollywood (Region
IV), Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On December 3, 1999 the judge entered a judgment in favor of GBCC and HCC with respect to the damage claims brought by Planet Hollywood and granted their motion to dismiss the declaratory judgment claims of all parties. Planet Hollywood has filed a notice of appeal of the judgment with the Seventh Circuit Court of Appeals.

Other Litigation
----------------

   On October 8, 1998, GBCC and HCC filed a complaint in the District Court of Dallas County, Texas against Arthur Andersen LLP, GBCC and HCC's former independent accountants, and certain of its partners alleging negligent advice and breach of contract with respect to the tax consequences resulting from the spin-off of GBCC's stock to HCC's shareholders on December 31, 1996. The lawsuit is currently in the discovery stage with a trial currently scheduled to begin in September 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of 1999, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

           Period                High         Low
           ------                -----       -----

           1999
               First Quarter     $ .44       $ .23
               Second Quarter      .31         .06
               Third Quarter       .34         .06
               Fourth Quarter      .34         .08
           1998
               First Quarter     $2.13       $0.61
               Second Quarter     1.17        0.33
               Third Quarter      0.75        0.13
               Fourth Quarter     0.34        0.02

   At March 27, 2000, there were approximately 3,900 holders of record of GBCC's common stock.

   No dividends have been paid on GBCC's common stock in the past and GBCC has no plans to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

   The following tables present selected financial data for GBCC and are qualified in their entirety by the consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The data as of December 31, 1999 and 1998, and for the years ended December 31, 1999, 1998 and 1997, have been derived from the audited consolidated financial statements of GBCC presented in Item 8.

Statement of Operations Data:                                              Year Ended December 31,
                                                        ---------------------------------------------------------------
                                                        1999(1, 2)     1998(1)         1997         1996        1995
                                                        -----------  ------------  ------------  ----------  ----------
                                                                   (in thousands, except per share amounts)
Net revenues..........................................  $    6,422   $   8,971     $ 263,691     $ 284,563   $ 305,420
                                                        ----------   ---------     ---------     ---------   ---------
Expenses:
 Departmental.........................................       2,933       1,314       216,247       240,944     230,749
 General and administrative...........................       5,621       4,724        16,192        19,363      21,983
 Depreciation and amortization........................         181         129        14,464        19,868      20,553
                                                        ----------   ---------     ---------     ---------   ---------
  Total expenses......................................       8,735       6,167       246,903       280,175     273,285
                                                        ----------   ---------     ---------     ---------   ---------
(Loss) income from operations.........................      (2,313)      2,804        16,788         4,388      32,135
                                                        ----------   ---------     ---------     ---------   ---------
Non-operating income (expenses):
 Interest income......................................         667         942         1,486         1,852       2,397
 Interest expense.....................................     (10,303)    (16,194)      (38,246)      (39,851)    (38,975)
 Equity in earnings of limited partnership............       2,660       6,494         5,012             -           -
 Gain on elimination of investment in Pratt
  Casino Corporation..................................      85,633           -             -             -           -
 Equity in earnings of and gain on elimination of
  investment in GB Holdings, Inc......................           -      31,233             -             -           -
 Restructuring costs..................................        (230)     (1,548)         (505)            -           -
 Gain (loss) on disposal of assets....................           -         472         2,120        (1,795)         56
                                                        ----------   ---------     ---------     ---------   ---------
  Total non-operating income (expense), net...........      78,427      21,399       (30,133)      (39,794)    (36,522)
                                                        ----------   ---------     ---------     ---------   ---------
Income (loss) before income taxes, extraordinary and
 other items..........................................      76,114      24,203       (13,345)      (35,406)     (4,387)
Write off deferred financing costs....................           -           -        (6,515)            -           -
                                                        ----------   ---------     ---------     ---------   ---------
Income (loss) before income taxes and
 extraordinary item...................................      76,114      24,203       (19,860)      (35,406)     (4,387)
Income tax benefit (provision)........................           7         287        (1,014)         (160)        100
                                                        ----------   ---------     ---------     ---------   ---------
Income (loss) before extraordinary item...............      76,121      24,490       (20,874)      (35,566)     (4,287)
Extraordinary item:
 Gain on early extinguishment of debt.................           -           -           310             -           -
                                                        ----------   ---------     ---------     ---------   ---------
  Net income (loss)...................................  $   76,121   $  24,490     $ (20,564)    $ (35,566)  $  (4,287)
                                                        ==========   =========     =========     =========   =========

Basic and diluted income (loss) per common share:
 Income (loss) before extraordinary item..............  $    14.68   $    4.72     $   (4.02)    $   (6.86)  $    (.83)
 Extraordinary item...................................           -           -           .06             -           -
                                                        ----------   ---------     ---------     ---------   ---------
  Net income (loss)...................................  $    14.68   $    4.72     $   (3.96)    $   (6.86)  $    (.83)
                                                        ==========   =========     =========     =========   =========

Balance Sheet Data:                                                               December 31,
                                                        --------------------------------------------------------------
                                                         1999(1,2)    1998(1)       1997(1)        1996        1995
                                                        ----------   ---------     ---------     ---------   ---------
                                                                                 (in thousands)
Total assets..........................................  $    8,862   $  19,946     $  15,752     $ 221,345   $ 250,116
Total debt............................................  $   40,446   $ 120,040     $ 115,949     $ 326,024   $ 329,123
Shareholders' deficit.................................  $  (42,505)  $(118,626)    $(143,116)    $(159,207)  $(138,415)

(1) As a result of the Chapter 11 filings by Holdings, GB Property Funding and GBHC, GBCC's control over these subsidiaries is subject to supervision of the New Jersey Bankruptcy Court and GBCC does not expect to be in control of such subsidiaries after reorganization.

    Furthermore, as a result of a settlement agreement reached by GBCC and Holdings in September 1998, GBCC no longer participates in the management of the Sands. Accordingly, these subsidiaries are excluded from the consolidated balance sheets of GBCC at December 31, 1999, 1998 and 1997. As more fully explained in Note 1 of the Notes to Consolidated Financial Statements of GBCC, during the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for by GBCC under the equity method of accounting. As a result of GBCC no longer controlling the operations of the Sands, the continued expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, GBCC's investment in Holdings as well as certain amounts due to Holdings and its subsidiaries were revalued to a zero basis effective on July 1, 1998. Accordingly, for periods subsequent to June 30, 1998, GBCC is accounting for its investment in Holdings under the cost method of accounting.

(2) As a result of the Chapter 11 filings and plan of reorganization of PCC, PRT Funding and NJMI, GBCC's control over the filing subsidiaries was subject to supervision of the Delaware Bankruptcy Court. GBCC did not expect to have ownership or operating control over such subsidiaries after reorganization. As more fully explained in Note 1 of the Notes to Consolidated Financial Statements, GBCC's investment in PCC and its subsidiaries as well as certain amounts due from PCC and its subsidiaries were revalued to a zero basis effective on May 25, 1999. Accordingly, for period subsequent to May 25, 1999, GBCC accounted for its investment in PCC under the cost method of accounting. As part of the Restructuring, GBCC sold its interest in PCC to HCC in October 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

   Operating Activities

   In prior years, GBCC and its subsidiaries conducted three major business activities: (1) non-casino operations and the management thereof, (2) management services for casino operations and (3i) ownership of the Sands Hotel and Casino in Atlantic City, New Jersey. As a result of the Chapter 11 filings by PCC, PRT Funding and NJMI and the resulting plan of reorganization confirmed in October 1999, GBCC no longer provides casino-related management services. As a result of Holdings and GBHC's Chapter 11 filings, GBCC does not anticipate that it will retain an equity position in the Sands. Accordingly, GBCC's current business activity consists solely of the operations of ACSC.

   ACSC licenses casino information technology systems to HCC's casino facilities, the Sands and non-affiliated casino companies. The results of ACSC's operations for the years ended December 31, 1999, 1998 and 1997 are set forth below:

                                       Year Ended December 31,
                                 -----------------------------------
                                    1999         1998        1997
                                 ----------   ----------  ----------
Computer service revenues         5,945,000   $5,255,000  $1,740,000
                                 ----------   ----------  ----------
Computer service expenses         2,933,000    1,304,000     516,000
General and administrative        3,924,000    2,492,000   1,463,000
Depreciation and amortization       181,000      130,000      44,000
                                 ----------   ----------  ----------

                                  7,038,000    3,926,000    2,023,000
                                 ----------   ----------  ----------

(Loss) income from operations    (1,093,000)  $1,329,000  $ (283,000)
                                 ==========   ==========  ==========

   The decrease in operating income during 1999 compared to 1998 is due to increased salary and personnel costs and overhead costs associated with ACSC's sales of information technology products to unaffiliated third parties (see "Results of Operations" below).

   ACSC's computer service revenues are derived primarily from system installation contracts and from sales to affiliates. System installation contracts generally require an extended period of time to complete and represent significant, but nonrecurring revenue earned from a given customer. Upon completion of an installation, ACSC may continue to recognize service or maintenance revenues from the customer at a much reduced amount. Accordingly, in order to maintain its current level of revenues, ACSC would need to continue to obtain installation contracts. The following table demonstrates ACSC's dependence on installation contracts and on sales to affiliates:

                                               Year Ended December 31,
                                         -----------------------------------
                                            1999         1998        1997
                                         ----------   ----------  ----------
Total percentage of period revenues
  attributable to installation
  contracts                                   61.3%        65.7%       40.4%
Percentage of period revenues attributable
  to affiliate sales                          22.8%        22.5%       42.2%

   GBCC and its subsidiaries continue to have debt outstanding to HCC consisting of (1) demand notes (the "GBCC Notes") and accrued interest thereon totaling $9.5 million at December 31, 1999 and (2) a 14 7/8% secured promissory note due 2006 (the "PPI Funding Notes") in the amount of $40.4 million at December 31, 1999 (see "Financing Activities" below). The current level of ACSC's operations is not sufficient to provide debt service on the obligations to HCC and, consequently, GBCC is currently insolvent. GBCC has commenced discussions with HCC to restructure its obligations; however, there can be no assurance at this time that such discussions will result in a restructuring of GBCC's obligations to HCC.

   The insolvency of GBCC raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

   Financing Activities

   During 1994, GBCC issued $40.5 million discounted principal amount of deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38.8 million principal amount of 15 1/2% notes issued by another GBCC subsidiary and held by HCC. Effective as of April 1, 1997, HCC acquired from PPI Corporation the general partnership interest in PML which, prior to October 14, 1999, held the Aurora Management contract. The acquisition price for the general partnership interest included a note in the amount of $3.8 million and the assignment of $7.6 million discounted amount of the PPI Funding Notes to PPI Corporation. Annual principal and interest payments by HCC on the $3.8 million note have approximated the general partner's share of annual partnership distributions which were made to HCC. During 1997, HCC forgave $23.6 million discounted principal amount of the PPI Funding Notes. The remaining PPI Funding Notes have a maturity value of $47.6 million. Payment of interest on the PPI Funding Notes is deferred through February 17, 2001 at which time interest will become payable semiannually with the unpaid balance due on February 17, 2006.

   The GBCC Notes include $6.5 million borrowed from HCC during the third quarter of 1996. Such borrowing accrues interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. GBCC loaned the proceeds from this loan to GBHC on similar terms. The loan to GBHC along with the related interest receivable were cancelled as part of a settlement agreement approved by the New Jersey Bankruptcy Court on September 2, 1998.

   As previously described, GBCC has commenced discussions with HCC to restructure its obligations; however, there can be no assurance at this time that such discussions will result in a restructuring of GBCC's obligations to HCC.

   Capital Expenditures and Other Investments

   Property and equipment additions during the year ended December 31, 1999 totaled $51,000. Management anticipates that capital expenditures during 2000, consisting only of ongoing equipment replacements and enhancements at ACSC, will not be significant.

RESULTS OF OPERATIONS

   General

   As a result of the filings by Holdings, GB Property Funding and GBHC, GBCC's control over the filing subsidiaries is subject to the supervision of the New Jersey Bankruptcy Court. GBCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Accordingly, the accompanying consolidated statement of operations for the year ended December 31, 1998 reflects the operations of the filing subsidiaries for periods from January 1, 1998 through June 30, 1998 under the equity method of accounting and for periods subsequent to June 30, 1998 (including the year ended December 31, 1999) under the cost method of accounting. For the year ended December 31, 1997, however, the accompanying consolidated statement of operations includes the operations of Holdings and its subsidiaries on a consolidated basis.

   As a result of the filings by PCC, NJMI and PRT Funding, GBCC's control over these subsidiaries was subject to the supervision of the Delaware Bankruptcy Court and GBCC did not expect to have ownership or control of such subsidiaries after reorganization. Accordingly, the accompanying consolidated statement of operations for the year ended December 31, 1999 reflects the operations of PCC and its subsidiaries under the cost method of accounting for periods subsequent to the filings (May 25, 1999). GBCC sold its interest in PCC to HCC during October 1999 as part of the Restructuring. The accompanying consolidated statements of operations for the years ended December 31, 1998 and 1997 include the activities of PCC, NJMI and PRT Funding on a consolidated basis.

   Prior to April 1, 1997, GBCC controlled both the general and limited partnership interests in PML, the entity which held the management contract on the Aurora Casino. Accordingly, the operations of PML were consolidated with GBCC on the accompanying consolidated statement of operations for the first quarter of 1997. HCC acquired the general partnership interest in PML from a subsidiary of GBCC effective April 1, 1997. From that date until October 14, 1999, GBCC held only the limited partnership interest in PML, which was presented under the equity method of accounting on the accompanying consolidated statements of operations for such periods.

   The operations of Holdings and its subsidiaries which are included in the consolidated statement of operations for the year ended December 31, 1997 represent in excess of 97% of both consolidated net revenues and operating expenses. As a result, comparisons of the results of operations for 1998 with 1997 would be meaningless. Accordingly, the following table sets forth GBCC's proforma (loss) income from operations for the year ended December 31, 1997, exclusive of Holdings and its subsidiaries ("the GBCC Group").

                                         Year Ended December 31,
                                 -----------------------------------------
                                     1999         1998       Proforma 1997
                                 -----------   ----------    -------------
Revenues:
 Computer services               $ 5,945,000   $5,255,000     $ 1,529,000
 Sands management fee                      -    2,405,000       5,430,000
 Aurora Casino management fee              -            -       2,727,000
 Other                               477,000    1,311,000       3,180,000
                                 -----------   ----------     -----------

  Total revenues                   6,422,000    8,971,000      12,866,000
                                 -----------   ----------     -----------
Expenses:
 General and administrative        5,621,000    4,724,000       4,213,000
 Other operating expenses          2,933,000    1,314,000         340,000
 Depreciation and
  amortization                       181,000      129,000         402,000
                                 -----------   ----------     -----------

  Total expenses                   8,735,000    6,167,000       4,955,000
                                 -----------   ----------     -----------

(Loss) income from operations    $(2,313,000)  $2,804,000     $ 7,911,000
                                 ===========   ==========     ===========

GBCC Group
----------

   Revenues

   Computer service revenues at ACSC increased by $690,000 (13.1%) and $3.7 million (243.7%), respectively, during the years ended December 31, 1999 and 1998 compared to the prior years. As previously noted, the increases result from ACSC's sales and marketing efforts implemented in 1997 to expand and sell its casino information technology systems to third party purchasers. Through December 31, 1999 six contracts for the sale and installation of such systems to unaffiliated casinos have been obtained and completed.

   Management fees earned by NJMI under the NJMI management contract with the Sands decreased by $3 million (55.7%) during the year ended December 30, 1998 compared to 1997. As discussed in Note 6 of the Notes to Consolidated Financial Statements, such decrease resulted from a revised fee arrangement providing for a fixed fee of $165,000 per month effective May 1, 1998. The original management agreement provided for significantly higher fees which were based on revenues and gross operating profits at the Sands. The 1998 decrease also results from the rejection of the management contract in September 1998.

   Prior to April 1, 1997, GBCC held both the general and limited partnership interests in the entity which held the management contract on the Aurora Casino. For periods subsequent to April 1, 1997, GBCC held only the limited partnership interest and, accordingly, accounted for its investment under the equity method of accounting as discussed below (see "Results of Operations - Equity in Earnings of Limited Partnership").

   Other revenues decreased $834,000 (63.6%) in 1999 compared to 1998 as consulting fees earned by PCC with respect to the Tunica Casino ceased to be included in GBCC's consolidated results of operations upon the Chapter 11 filing by PCC on May 25, 1999. Such fees amounted to $477,000 in 1999 compared to $1.2 million in both 1998 and 1997. Other revenues decreased by $1.9 million (58.8%) in 1998 compared to 1997 due to the loss of management and termination fees in the amounts of $263,000 and $1.5 million, respectively, earned by GBCC in 1997 with respect to a hotel/casino it managed in San Juan, Puerto Rico.

   General and Administrative Expenses

   The GBCC Group's general and administrative expenses increased by $897,000 (19%) and $511,000 (12.1%), respectively, during the years ended December 31, 1999 and 1998 compared to the prior years. The 1999 and 1998 increases result primarily from costs associated with the additional sales volume at ACSC. The 1998 increase also reflects the provision of reserves for collectability by various members of the GBCC Group with respect to certain receivables from GBHC and others. General and administrative expenses during 1997 also include $418,000 of costs associated with the management of the Aurora Casino prior to the acquisition of the general partnership interest by HCC effective April 1, 1997.

   Other Operating Expenses

   Other operating expenses increased by $1.6 million (123.2%) and $974,000 (286.5%), respectively, during the years ended December 31, 1999 and 1998 compared to the prior years primarily due to costs associated with ACSC's sales and installation activities.

   Depreciation and Amortization

   Depreciation and amortization expense increased $52,000 (40.3%) in 1999 compared to 1998 due to additional capital expenditures by ACSC in 1999 as well as to a full year's depreciation during 1999 on assets acquired by ACSC in 1998. The GBCC Group's depreciation and amortization expense decreased by $273,000 (67.9%) during the year ended December 31, 1998 compared to 1997. As a result of the default under the indenture for the PRT Funding Notes, all deferred financing costs were written off at December 31, 1997. The resulting $358,000 decrease in amortization expense compared to 1997 was partially offset by an $85,000 increase in depreciation expense due to an increase in ACSC's depreciable assets.

GBCC Consolidated
------------------

   Interest

   Consolidated interest income for GBCC decreased $275,000 (29.2%) and $544,000 (36.6%), respectively, during the years ended December 31, 1999 and 1998 compared to the prior years as less cash was available for investment purposes.

   Interest expense decreased $5.9 million (36.4%) during 1999 compared to 1998 as interest expense with respect to the PRT Funding Notes was no longer recognized subsequent to the May 1999 filings under Chapter 11 by PCC and its subsidiaries. Interest expense on the PRT Funding Notes during 1999 was $4 million compared to $9.9 million in 1998. Interest expense decreased by $22.1 million (57.7%) during 1998 compared to the prior year primarily due to the absence of interest on Holdings' 10 7/8% First Mortgage Notes ($19.9 million during 1997) and to HCC's forgiveness of $23.6 million discounted value of PPI Funding Notes at December 31, 1997.

   Equity in Earnings of Limited Partnership

   Effective February 17, 1994, PCC acquired the limited partnership interest in PML, a limited partnership which earned management fees from the operation of the Aurora Casino. The Agreement of Limited Partnership of PML provided for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner. GBCC reflected its equity in the earnings of PML only through the May 25, 1999 deconsolidation of PCC, which held the limited partnership interest. The $2.7 million earned prior to May 25, 1999 compares favorably to the $2.4 million earned during the first five months of 1998, reflecting improved operations at the Aurora Casino, on which management fees earned by PML were based. GBCC's equity in the earnings of PML increased to $6.5 million during the year ended December 31, 1998 compared to $5 million
earned during 1997.   Prior to April 1, 1997, PML's results of operations were
consolidated with those of GBCC; therefore, the $5 million equity in earnings for 1997 only reflects nine months of such earnings. Restated on a comparable twelve month period basis, GBCC's equity in the earnings of PML for 1997 would have been $7 million. The resulting decline to $6.5 million in 1998 reflects the reduction in management fees earned by PML due to a significant increase in gaming taxes imposed on the Aurora Casino's operations. Management fees are based, in part, on the operating results of the Aurora Casino.

   Equity in Earnings of and Gain on Elimination of Investment in GB Holdings, Inc.

   GBCC's equity in the earnings of Holdings for the year ended December 31, 1998 amounted to $3.7 million and represents equity in earnings for the period from January 1, 1998 through June 30, 1998. Effective July 1, 1998, GBCC eliminated its investment in Holdings and is no longer recognizing equity in the earnings of Holdings and its subsidiaries. For the year ended December 31, 1997, the results of operations of Holdings and its subsidiaries were consolidated with those of GBCC. Had such operating results been accounted for under the equity method of accounting, GBCC would have reported equity in losses of $17.1 million for the year ended December 31, 1997. The significant improvement in earnings during 1998 compared to the prior year is primarily due to declines in interest expense which have more than offset costs associated with the reorganization under Chapter 11.

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

   Gain on Elimination of Investment in Pratt Casino Corporation

   As a result of the filing of petitions for relief under Chapter 11 by PCC, NJMI and PRT Funding on May 25, 1999, GBCC did not expect to have ownership or operating control of these subsidiaries after reorganization. Accordingly, these subsidiaries are no longer included in the consolidated financial statements of GBCC for any period subsequent to May 25, 1999. GBCC's investment in PCC and its subsidiaries as well as certain intercompany balances with PCC and its subsidiaries were revalued to a zero basis effective on May 25, 1999. The elimination of the investment in and intercompany balances with PCC resulted in a gain amounting to $85.6 million for the year ended December 31, 1999.

   Restructuring Costs

   Restructuring costs decreased by $1.3 million (85.1%) during 1999 compared to 1998 as such costs were no longer reflected in GBCC's consolidated results of operations subsequent to the May 25, 1999 Chapter 11 filings by PCC and its subsidiaries. In addition to the deconsolidation, restructuring costs as a whole were substantially reduced in 1999 due to progress made during 1998 which ultimately led to the successful completion of the Restructuring. The 1998 increase in restructuring costs results from professional fees and other corporate overhead costs associated with the default of the PRT Funding Notes and efforts to restructure the obligations. Professional fees with respect to GBHC's Chapter 11 filing ($505,000) were expensed during 1997.

   Gain on Disposal of Assets

   The 1998 gain results from the sale to GBHC of GBCC's rights under an option agreement to acquire a parcel of land in Atlantic City from an unrelated third party. GBCC recognized gains during 1997 from liquidating distributions received from a joint venture with respect to the sale of a managed hotel property in Orlando, Florida and from the early termination of a leasehold arrangement.

   Income Tax Provision

   On July 27, 1998 GBHC filed an action in the Bankruptcy Court against GBCC, certain affiliates of GBCC and Jack E. Pratt, Edward T. Pratt, Jr. and William
D. Pratt as directors of GBCC and former directors of GBHC (collectively, the "GBCC Parties"), which sought, among other things, to enjoin GBCC from using the tax net operating loss carryforwards ("NOL's") of GBHC. On September 2, 1998, the GBCC Parties reached a settlement with GBHC which was approved by the New Jersey Bankruptcy Court. The terms of the settlement agreement provided, among other things, that GBHC be included in the consolidated federal income tax return of GBCC for 1997 and 1998 enabling GBCC to utilize GBHC's tax NOL's. The agreement also provided that on or before December 31, 1998, GBCC would cause Holdings and its subsidiaries to be deconsolidated from the GBCC federal income tax return by means of transferring 21% of the stock ownership of Holdings to an unconsolidated entity. Such transfer was accomplished effective as of December 31, 1998.

   As a result of the settlement agreement, Holdings and its subsidiaries are no longer included in the consolidated tax return of GBCC for periods subsequent to December 31, 1998. The deconsolidation and sale of PCC and its subsidiaries has also resulted in those entities no longer being included in GBCC's consolidated tax returns for periods subsequent to October 1999. Due to the availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of deferred tax assets resulting from NOL's and temporary differences is more likely than not. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", GBCC has provided valuation allowances for substantially all of the deferred tax assets at December 31, 1999 and 1998. The remaining deferred tax assets represent state timing differences expected to be utilized.

   The Internal Revenue Service has been examining the consolidated federal income tax returns of HCC for the years 1993 through 1996 during which period GBCC was included. Such examination for 1993 and 1994 has been completed and resulted in adjustments to GBCC's consolidated NOL's and deferred tax assets,
but in no additional tax obligations.   The Internal Revenue Service is
continuing its examination of the consolidated federal income tax returns of HCC, including GBCC, for 1995 and 1996. Until such examination is completed, allocations of tax attributes and additional alternative minimum tax or regular tax obligations, if any, can not be determined. Due to the inclusion of Holdings and its subsidiaries in such consolidated returns, an as yet undetermined portion of any resulting tax liability to GBCC may be recoverable from Holdings. As a result, management is presently unable to estimate the ultimate impact of the examination on the consolidated financial position or results of operations of GBCC

   Write Off Deferred Financing Costs

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

   Year 2000 Compliance

   At the beginning of the year 2000, computer programs that had date sensitive software might have recognized a date using "00" as the year 1900 rather than 2000. Such an error could have resulted in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

   In preparation for the Year 2000, management conducted a program to prepare the Company's computer systems and applications as well as its non-information technology (embedded microchip) systems. Such program included the use of both internal and external resources to test and, if necessary, modify or replace software applications. Year 2000 date conversion projects were completed on a timely basis and the cost of acquiring, testing and converting such systems proved to be minimal. The Company also communicated with its significant suppliers to determine the extent to which GBCC's information systems might have been vulnerable to those third parties' failure to resolve their Year 2000 issues. Such suppliers either confirmed their compliance or new suppliers were located.

   As a result of its planning and implementation efforts, GBCC experienced no significant disruptions to any of its computer systems and non-information technology systems and management believes that all such systems have successfully responded to the Year 2000 change. The Company also encountered no significant Year 2000 problems with its vendors or suppliers. Management is continuing to monitor the Company's systems and communicate with its suppliers and vendors to ensure that any latent Year 2000 problems that might arise are promptly addressed.

   Market Risk

   The Company does not have and does not expect to have any securities subject to interest rate fluctuations. Management believes that all market risks are immaterial.

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

ITEM 8.  INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----
Greate Bay Casino Corporation and Subsidiaries:

   Independent Auditors' Report......................................  20

   Information Regarding Predecessor Independent Public Accountants..  21

   Consolidated Balance Sheets as of December 31, 1999
    and 1998.........................................................  22

   Consolidated Statements of Operations for the Years
    Ended December 31, 1999, 1998 and 1997...........................  24

   Consolidated Statement of Changes in Shareholders'
    Deficit for the Three Years Ended December 31, 1999..............  25

   Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1999, 1998 and 1997...........................  26

   Notes to Consolidated Financial Statements........................  27

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


To Greate Bay Casino Corporation:

   We have audited the accompanying consolidated balance sheets of Greate Bay Casino Corporation (the Company and a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Greate Bay Casino Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, during 1997 and 1998, the Company was in violation of certain indenture covenants, which resulted in the acceleration of the due date of the Company's debt obligations. At December 31, 1999, the insolvency of the Company and the current level of its operating revenues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.





Deloitte & Touche LLP
Dallas, Texas
February 25, 2000

       INFORMATION REGARDING PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS
                     FOR THE YEAR ENDED DECEMBER 31, 1997



   The financial statements of Greate Bay Casino Corporation ("GBCC") for the year ended December 31, 1997 were examined by Arthur Andersen LLP, independent public accountants, whose report thereon dated March 23, 1998 was included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Such report was qualified with respect to the Company's ability to continue as a going concern due to acceleration of the due date of the Company's debt obligations.

   In October 1998, GBCC filed a complaint against Arthur Andersen LLP and others alleging negligent advice with respect to certain tax consequences resulting from the spin-off of GBCC's stock held by Hollywood Casino Corporation to its shareholders on December 31, 1996. The Company subsequently engaged Deloitte & Touche LLP as its new certifying accountants.

   Because of the foregoing litigation, Arthur Andersen LLP believes that it is no longer independent with respect to GBCC and consequently has informed the Company that it is unable to reissue its report for the year ended December 31, 1997. As a result, Arthur Andersen LLP's report for that year is not included in this Annual Report on Form 10-K.

   Even if Arthur Andersen LLP were to reissue its report for the year 1997, there can be no assurance that such report would be identical to the report dated March 23, 1998, or that such reissued report would not include additional qualifications. However, GBCC is not aware of any subsequent events, transactions or other matters that would affect Arthur Andersen LLP's report.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   December 31,
                                                             -------------------------
                                                                1999          1998
                                                             -----------  ------------

Current Assets:
 Cash and cash equivalents                                   $4,801,000   $10,616,000
 Accounts receivable, net of allowance of $28,000 in 1999       391,000       367,000
 Inventories                                                    599,000       378,000
 Due from affiliates                                          1,088,000     1,303,000
 Refundable deposits and other
  current assets                                                457,000       938,000
                                                             ----------   -----------

  Total current assets                                        7,336,000    13,602,000
                                                             ----------   -----------

Investment in Limited Partnership                                     -     3,104,000
                                                             ----------   -----------

Operating Equipment                                             771,000     1,564,000
 Less - accumulated depreciation
  and amortization                                             (438,000)   (1,100,000)
                                                             ----------   -----------

  Net operating equipment                                       333,000       464,000
                                                             ----------   -----------

Other Assets:
 Due from affiliates, net of valuation allowances             1,180,000     2,767,000
 Other assets                                                    13,000         9,000
                                                             ----------   -----------

  Total other assets                                          1,193,000     2,776,000
                                                             ----------   -----------

                                                             $8,862,000   $19,946,000
                                                             ==========   ===========




          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                      December 31,
                                             ------------------------------
                                                  1999            1998
                                             --------------  --------------

Current Liabilities:
 Current maturities of long-term debt        $           -   $  85,000,000
 Borrowings from affiliate                       6,750,000       6,750,000
 Accounts payable                                1,223,000       2,232,000
 Accrued liabilities -
  Salaries and wages                               188,000         235,000
  Interest                                       2,722,000       8,780,000
  Other                                             15,000         239,000
 Other current liabilities                          23,000         296,000
                                             -------------   -------------

  Total current liabilities                     10,921,000     103,532,000
                                             -------------   -------------

Long-Term Debt                                  40,446,000      35,040,000
                                             -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding          519,000         519,000
 Additional paid-in capital                     75,212,000      75,212,000
 Accumulated deficit                          (118,236,000)   (194,357,000)
                                             -------------   -------------

  Total shareholders' deficit                  (42,505,000)   (118,626,000)
                                             -------------   -------------

                                             $   8,862,000   $  19,946,000
                                             =============   =============


               The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year Ended December 31,
                                                  -------------------------------------------
                                                      1999           1998           1997
                                                  -------------  -------------  -------------
Revenues:
 Casino                                           $          -   $          -   $234,477,000
 Rooms                                                       -              -      9,691,000
 Food and beverage                                           -              -     32,968,000
 Computer services                                   5,945,000      5,255,000      1,529,000
 Other                                                 477,000      3,716,000     10,030,000
                                                  ------------   ------------   ------------

                                                     6,422,000      8,971,000    288,695,000
 Less - Promotional allowances                               -              -    (25,004,000)
                                                  ------------   ------------   ------------

  Net revenues                                       6,422,000      8,971,000    263,691,000
                                                  ------------   ------------   ------------

Expenses:
 Casino                                                      -              -    199,746,000
 Rooms                                                       -              -      2,590,000
 Food and beverage                                           -              -     10,815,000
 Other                                               2,933,000      1,314,000      3,096,000
 General and administrative                          5,621,000      4,724,000     16,192,000
 Depreciation and amortization                         181,000        129,000     14,464,000
                                                  ------------   ------------   ------------

  Total expenses                                     8,735,000      6,167,000    246,903,000
                                                  ------------   ------------   ------------

  (Loss) income from operations                     (2,313,000)     2,804,000     16,788,000
                                                  ------------   ------------   ------------

Non-operating income (expenses):
 Interest income                                       667,000        942,000      1,486,000
 Interest expense                                  (10,303,000)   (16,194,000)   (38,246,000)
 Gain on elimination of investment in Pratt
   Casino Corporation                               85,633,000              -              -
 Equity in earnings of Limited Partnership           2,660,000      6,494,000      5,012,000
 Equity in earnings of and gain on elimination
   of investment in GB Holdings, Inc.                        -     31,233,000              -
 Restructuring costs                                  (230,000)    (1,548,000)      (505,000)
 Gain on disposal of assets                                  -        472,000      2,120,000
                                                  ------------   ------------   ------------

  Total non-operating income (expense), net         78,427,000     21,399,000    (30,133,000)
                                                  ------------   ------------   ------------

Income (loss) before income taxes,
  extraordinary and other items                     76,114,000     24,203,000    (13,345,000)
Write off deferred financing costs                           -              -     (6,515,000)
                                                  ------------   ------------   ------------

Income (loss) before income taxes and
 extraordinary item                                 76,114,000     24,203,000    (19,860,000)

Income tax benefit (provision)                           7,000        287,000     (1,014,000)
                                                  ------------   ------------   ------------

Income (loss) before extraordinary item             76,121,000     24,490,000    (20,874,000)

Extraordinary item:
 Gain on early extinguishment of debt                        -              -        310,000
                                                  ------------   ------------   ------------

Net income (loss)                                 $ 76,121,000   $ 24,490,000   $(20,564,000)
                                                  ============   ============   ============

Basic and diluted net income (loss)
 per common share:
 Income (loss) before extraordinary item          $      14.68   $       4.72   $     $(4.02)
 Extraordinary item                                                         -            .06
                                                  ------------   ------------   ------------

 Net income (loss)                                $      14.68   $       4.72   $      (3.96)
                                                  ============   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                  For the Three Years Ended December 31, 1999



                                               Common Stock       Additional
                                          ----------------------    Paid-in     Accumulated
                                             Shares      Amount     Capital       Deficit
                                          ------------  --------  -----------  --------------

BALANCE, January 1, 1997                     5,186,627  $519,000  $38,557,000  $(198,283,000)
  Sale of general partnership interest               -         -   13,024,000              -
  Forgiveness of debt by affiliate                   -         -   23,631,000              -
 Net loss                                            -         -            -    (20,564,000)
                                             ---------  --------  -----------  -------------

BALANCE, December 31, 1997                   5,186,627   519,000   75,212,000   (218,847,000)
  Net income                                         -         -            -     24,490,000
                                             ---------  --------  -----------  -------------

BALANCE, December 31, 1998                   5,186,627   519,000   75,212,000   (194,357,000)
  Net income                                         -         -            -     76,121,000
                                             ---------  --------  -----------  -------------

BALANCE, December 31, 1999                   5,186,627  $519,000  $75,212,000  $(118,236,000)
                                             =========  ========  ===========  =============



          The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                                 -------------------------------------------
                                                                     1999           1998           1997
                                                                 -------------  -------------  -------------
OPERATING ACTIVITIES:
 Net income (loss)                                               $ 76,121,000   $ 24,490,000   $(20,564,000)
 Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
  Extraordinary item                                                        -              -       (310,000)
  Write off deferred financing costs                                        -              -      6,515,000
  Depreciation and amortization, including
   accretion of debt discount                                       5,587,000      4,848,000     21,952,000
  Gain on disposal of assets                                                -       (472,000)    (2,120,000)
  Provision for doubtful accounts                                      50,000        115,000      3,408,000
  Equity in earnings of Limited Partnership                        (2,660,000)    (6,494,000)    (5,012,000)
  Distributions received from Limited Partnership                   4,038,000      5,646,000      4,856,000
  Gain on elimination of investment in Pratt Casino
     Corporation                                                  (85,633,000)             -              -
  Equity in earnings of and gain on elimination of investment
   in GB Holdings, Inc.                                                     -    (31,233,000)             -
  Deferred income tax provision (benefit)                              27,000       (287,000)       220,000
  Increase in accounts receivable                                     (52,000)      (306,000)      (607,000)
  (Decrease) increase in accounts payable and
   other accrued liabilities                                       (2,874,000)     7,923,000       (902,000)
  Net change in other current assets and liabilities                 (523,000)    (1,235,000)     2,991,000
  Net change in other noncurrent assets and liabilities               220,000       (807,000)     1,922,000
                                                                 ------------   ------------   ------------

     Net cash (used in) provided by operating activities           (5,699,000)     2,188,000     12,349,000
                                                                 ------------   ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                  (51,000)      (247,000)    (3,915,000)
 Deconsolidation of Pratt Casino Corporation                         (868,000)             -              -
 Deconsolidation of GB Holdings, Inc.                                       -              -    (13,871,000)
 Increase in cash from sale of subsidiary                                   -        245,000              -
 Decrease in cash from sale of Limited Partnership                          -       (451,000)
 Proceeds from disposal of assets                                           -      1,300,000         59,000
 Collections on notes receivable                                      803,000        611,000        353,000
 Obligatory investments                                                     -              -     (2,876,000)
 Short-term investments                                                     -              -      2,000,000
 Investments in and advances to unconsolidated affiliates                   -              -     (6,500,000)
 Distributions from unconsolidated affiliate                                -              -        750,000
                                                                 ------------   ------------   ------------

   Net cash (used in) provided by investing activities               (116,000)     1,909,000    (24,451,000)
                                                                 ------------   ------------   ------------

FINANCING ACTIVITIES:
 Repayments of short-term credit facilities                                 -              -     (2,000,000)
 Repayments of long-term debt                                               -        (36,000)    (2,334,000)
                                                                 ------------   ------------   ------------

  Net cash used in financing activities                                     -        (36,000)    (4,334,000)
                                                                 ------------   ------------   ------------

  Net (decrease) increase in cash and cash equivalents             (5,815,000)     4,061,000    (16,436,000)
  Cash and cash equivalents at beginning of year                   10,616,000      6,555,000     22,991,000
                                                                 ------------   ------------   ------------

  Cash and cash equivalents at end of year                       $  4,801,000   $ 10,616,000   $  6,555,000
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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Organization, Business and Basis of Presentation

     Greate Bay Casino Corporation ("GBCC"), a Delaware corporation, is currently engaged in the development, installation and maintenance of casino systems through its wholly owned subsidiary, Advanced Casino Systems Corporation ("ACSC"). In prior years, GBCC and its other subsidiaries were also engaged in the operation and management of and provision of services to casino properties, including the ownership and operation of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and, prior to October 13, 1999, contracts to manage and consult with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica County, Mississippi (the "Tunica Casino") (see Notes 6 and 7). As explained below, the GBCC subsidiary which owns the Sands is currently in Chapter 11 proceedings and GBCC does not expect to have ownership or operating control after reorganization. The GBCC subsidiary which held the management and consulting contracts completed its reorganization under Chapter 11 in October 1999 and is no longer owned by GBCC. Accordingly, as further described below, the activities of the subsidiaries which own the Sands and which held the management contracts with the Aurora and Tunica casinos are no longer included in the operating results of GBCC.

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

     Until October 1999, HCC owned the general partnership interest in Pratt Management, L.P. ("PML"), the limited partnership which held the management contract on the Aurora Casino. Such ownership interest was acquired from PPI Corporation, a wholly owned subsidiary of GBCC, effective April 1, 1997. As a result, GBCC's limited partnership interest in PML which was held by its wholly owned subsidiary, Pratt Casino Corporation ("PCC"), was presented under the equity method of accounting (see Note 7). As explained below, the operating results of PCC including its equity in the earnings of PML for periods subsequent to May 25, 1999 are not included in the consolidated results of operations of GBCC.

     On January 5, 1998, GB Holdings, Inc. ("Holdings"), at that time a wholly owned subsidiary of GBCC, together with Holdings' wholly owned subsidiaries, GB Property Funding Corp. ("GB Property Funding") and Greate Bay Hotel and Casino, Inc. ("GBHC"), filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "New Jersey Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the New Jersey Bankruptcy Court. On June 1, 1999, a plan of reorganization was filed by the debtors with the New
Jersey Bankruptcy Court.   The reorganization plan, as filed, provided for the
secured bondholders to receive new debt and 100% of the equity ownership of Holdings in exchange for their current claims and for unsecured creditors to receive a partial cash settlement of their claims. Subsequent to the filing of a reorganization plan by the debtors, two competing plans were filed by (1) Park Place Entertainment Corporation, a large and diversified gaming company with significant operations in Atlantic City, and (2) jointly by High River Limited Partnership, an entity controlled by Carl C. Icahn, and by the Official Committee of Unsecured Creditors. Both of these plans provide for significant cash infusions by the plan proponents in exchange for equity in a reorganized Holdings ranging from 46.3% to 57.7% with the secured bondholders to receive the remaining equity in reorganized Holdings

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES together with new secured debt. None of the plans provide for any distributions to the present shareholders. A hearing on the adequacy of the disclosure statements relating to the various plans is scheduled for April 5, 2000. Effective on December 31, 1998, GBCC's ownership of Holdings was reduced to 79% (see Note 10).

     As a result of the Chapter 11 filings, GBCC's control over the filing subsidiaries is subject to supervision of the New Jersey Bankruptcy Court and GBCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Prior to July 7, 1998, New Jersey Management, Inc. ("NJMI"), a wholly owned subsidiary of GBCC, was responsible for the operations of the Sands under a management agreement with GBHC (see Note 6). On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the existing management agreement with NJMI. A substitute agreement (the "Interim Agreement") was entered into on June 27, 1998 and approved by the New Jersey Bankruptcy Court on July 7, 1998. Under the Interim Agreement, NJMI continued to provide certain agreed upon services to GBHC until September 28, 1998. Furthermore, as the result of a settlement agreement reached by GBCC and Holdings during September 1998 (see Note 10), GBCC no longer controls the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets. During the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for under the equity method of accounting (see Note 9). As a result of GBCC no longer controlling the operations of the Sands, the expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, GBCC's investment in Holdings and its subsidiaries as well as certain amounts due to Holdings (see Note 6) were revalued to a zero basis effective on July 1, 1998. The elimination of the investment in and amounts due to Holdings resulted in a gain of $27,510,000 which has been combined with equity in the earnings of Holdings on the accompanying consolidated statement of operations for the year ended December 31, 1998. Accordingly, for periods subsequent to June 30, 1998, GBCC has accounted for its investment in Holdings under the cost method of accounting.

     The filings under Chapter 11 by Holdings, GB Property Funding and GBHC resulted in a default under the indenture for $85,000,000 principal amount of 11 5/8% senior notes due 2004 (the "PRT Funding Notes") issued by PRT Funding Corp. ("PRT Funding"), an indirect, wholly owned subsidiary of GBCC. Accordingly, the outstanding principal amount of the PRT Funding Notes accelerated and became currently due and payable. PCC, as guarantor of the PRT Funding Notes, did not have sufficient assets to satisfy the outstanding amounts applicable to the PRT Funding Notes. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the PRT Funding Notes continued. In connection with the Restructuring (as defined below) PRT Funding paid deferred interest amounting to $6,768,000 to the bondholders on April 30, 1999.

     On April 28, 1999, PCC, PRT Funding, NJMI, GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement which provided for the restructuring of the PRT Funding Notes (the "Restructuring"). The voting agreement provided for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets were to consist of its limited partnership interest in its management contract for the Aurora Casino and a consulting contract for the Tunica Casino and its liabilities were to consist of a new obligation in the amount

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES of $40,329,000 payable in satisfaction of the PRT Funding Notes. The voting agreement provided for HCC to immediately discharge the obligation.

     As part of the Restructuring, holders of the PRT Funding Notes were also to receive 100% of the remaining assets of PCC and its subsidiaries not acquired by HCC. Such assets consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings (see discussion of Greate Bay Holdings, L.L.C. in Note 9).

     The successful completion of the Restructuring required that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such petitions for relief were filed on a May 25, 1999 in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court")
and the related plan of reorganization was filed on May 26, 1999.   The plan was
confirmed by the Delaware Court on October 1, 1999. On October 13, 1999, GBCC sold its ownership of PCC, which held the consulting agreement with the Tunica Casino and the limited partnership interest in PML (see Notes 6 and 7) to HCC. When sold by GBCC, PCC's assets consisted of the limited partnership interest and the consulting agreement valued in the aggregate at $40,329,000. PCC's liabilities consisted of an obligation in the amount of $40,329,000 payable in satisfaction of the PRT Funding Notes. HCC settled the obligation on October 14, 1999. GBCC's claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings as well as other claims previously held by PCC, PRT Funding and NJMI were conveyed to Greate Bay Holdings, L.L.C., a new GBCC subsidiary, for the benefit of the PRT Funding noteholders (see Note 9). GBCC recorded a charge against the gain on elimination of investment in PCC in the amount of $496,000 during the fourth quarter of 1999 representing the transfer of its claims for the benefit of the PRT Funding noteholders.

     As a result of the Chapter 11 filings and plan of reorganization of PCC, PRT Funding and NJMI, GBCC's control over the filing subsidiaries was subject to supervision of the Delaware Bankruptcy Court and GBCC did not expect to have ownership or operating control of such subsidiaries after reorganization. Accordingly, GBCC's investment in PCC and its subsidiaries as well as certain intercompany balances with PCC and its subsidiaries were revalued to a zero basis effective on May 25, 1999. The elimination of the investment in and intercompany balances with PCC resulted in a gain of $86,129,000 on the accompanying consolidated statement of operations for the year ended December 31, 1999. For periods subsequent to May 25, 1999 and before October 14, 1999, GBCC accounted for its investment in PCC under the cost method of accounting.

     GBCC's only significant remaining operating activity is the development, installation and maintenance of casino systems by ACSC. GBCC and its subsidiaries continue to have debt outstanding to HCC consisting of (1) demand notes and accrued interest thereon totaling $9,472,000 at December 31, 1999 (see Notes 3 and 6) and (2) a 14 7/8% secured promissory note due 2006 in the amount of $40,446,000 at December 31, 1999 (see Note 4). The current level of ACSC's operations is not sufficient to provide debt service on the HCC obligations and, consequently, GBCC is currently insolvent. GBCC has commenced discussions with HCC to restructure its obligations; however, there can be no assurance at this time that such discussions will result in a restructuring of GBCC's obligations to HCC.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

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

 Principles of consolidation -

   Except as explained in Note 1 with respect to PCC, Holdings and their respective subsidiaries, the consolidated financial statements include the operating activities and cash flows of GBCC and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Investments in unconsolidated affiliates, including joint ventures, that are 50% or less owned are accounted for by the equity method.

 Revenue recognition -

   ACSC, a wholly owned subsidiary of GBCC, licenses casino information technology systems to affiliates of GBCC as well as to non-affiliated casino companies. Certain of ACSC's sales of software to third parties are pursuant to agreements which specify modifications to be made, require on-going vendor support or provide for other specialized terms and conditions. In recognizing revenue under such agreements, ACSC has adopted and complies with the reporting requirements of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") issued by the American Institute of Certified Public Accountants. The provisions of SOP 97-2 require, among other things, that revenue from software sales that do not require significant production, modification or customization be recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed as determinable and collectability is probable. Software sales for which significant modifications are required are recognized under a percentage-of-completion method based on costs incurred to date compared with total estimated costs.

 Casino revenues, promotional allowances and departmental expenses -

   The Sands recognized the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues were net of accruals for anticipated payouts of progressive and certain other slot machine jackpots and certain progressive table game payouts.

   The estimated value of rooms, food and beverage and other items which were provided to customers without charge were included in revenues and a corresponding amount was deducted as promotional allowances. The costs of such complimentaries were included as casino expenses on the accompanying consolidated statement of operations for the year ended December 31, 1997. Costs of complimentaries

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES allocated from the rooms, food and beverage and other operating departments to the casino department during the year ended December 31, 1997 were as follows:



                                                   1997
                                                -----------

Rooms                                           $ 5,617,000
Food and beverage                                28,144,000
Other                                             2,991,000
                                                -----------

                                                $36,752,000
                                                ===========


 Cash and cash equivalents -

   Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

 Allowance for doubtful accounts -

   The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $50,000 and $115,000, respectively, were made during 1999 and 1998. Provisions for doubtful accounts at the Sands amounting to $3,195,000 were made during the year ended December 31, 1997.

 Inventories -

   Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

 Property and equipment -

   Operating equipment is recorded at cost and is being depreciated utilizing the straight-line method over estimated useful lives of three to 15 years.

 Deferred financing costs -

   The costs of issuing long-term debt, including all underwriting, legal and accounting fees, were deferred and were being amortized over the term of the related debt issue. As a result of the filings under Chapter 11 on January 5, 1998, remaining deferred financing costs in the amount of $6,515,000 were determined to be unrealizable and were written off on the accompanying consolidated statement of operations for the year ended December 31, 1997. Amortization of deferred financing costs was $1,072,000 for the year ended December 31, 1997.

 Long-lived assets -

   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, GBCC does not believe that any such changes have occurred.

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

 Interest expense -

   Interest expense includes the accretion of debt discount amounting to $5,406,000, $4,719,000 and $7,488,000, respectively, during the years ended December 31, 1999, 1998 and 1997.

  Net income (loss) per common share -

   Earnings per share is presented for both earnings per common share assuming no dilution (basic earnings per share) and earnings per common share assuming full dilution (diluted earnings per share). Basic earnings per common share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated for periods in which income from continuing operations was earned by dividing the components of net income by the weighted average number of shares of common stock and potential common shares outstanding. All potential common shares are excluded from the calculation of diluted net loss per share for periods during which a loss was incurred because the effect of their inclusion would be antidilutive.

   For each of the years ended December 31, 1999, 1998 and 1997, there were no potential common shares outstanding and basic and diluted income (loss) per share were the same. The weighted average number of shares of common stock used in the calculation of both basic and diluted income (loss) per share was 5,186,627 for each of the years ended December 31, 1999, 1998, and 1997.

 Recent accounting pronouncement -

   In June 1998, the FASB issued a new statement, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which has been amended to be effective for fiscal years beginning after June 15, 2000. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES deferred as a component of shareholders' equity until a hedged transaction occurs. GBCC does not believe the adoption of SFAS 133 will have a significant impact on its financial position or results of operations.

(3)  Short-Term Credit Facilities and Borrowings from Affiliates

   GBCC and its subsidiaries had outstanding affiliate borrowings from HCC of $6,750,000 as of both December 31, 1999 and 1998. During the third quarter of 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996; such funds were loaned by GBCC to GBHC for working capital purposes on the same terms. On September 2, 1998, the working capital loans to GBHC were cancelled as part of a settlement agreement among GBCC and Holdings, together with certain of their subsidiaries (see Notes 6 and 10). In addition, a $250,000 loan from HCC with interest at the rate of 14% per annum payable semiannually was due on April 1, 1998; to date, such payment has not been made.

   GBHC made an advance to a GBCC subsidiary in the amount of $5,672,000. The GBCC subsidiary which received the advance is insolvent and GBCC has no obligation with respect to the advance. A settlement agreement entered into by GBCC and GBHC during September 1998 (see Note 10) provides, among other things, that GBHC preserves whatever rights of offset, if any, it might have with respect to such advance together with accrued interest thereon against $15,000,000 of subordinated loans made to GBHC by other GBCC subsidiaries (see
Note 6). As GBHC's only recourse, if any, is against intercompany obligations already fully reserved by GBCC, the advance, together with accrued interest of $4,602,000, were eliminated from the consolidated balance sheet of GBCC and are included in the gain of $27,510,000 on elimination of investment in Holdings included on the accompanying consolidated statement of operations for the year ended December 31, 1998.

(4)  Long-Term Debt and Pledge of Assets

   The January 5, 1998 filings for relief under Chapter 11 of the Bankruptcy Code by Holdings, GB Property Funding and GBHC constituted a default under the indenture for the PRT Funding Notes. Accordingly, the outstanding principal amount of the PRT Funding Notes accelerated, became currently due and payable and was classified as current on the accompanying consolidated balance sheet at December 31, 1998. On May 25, 1999, PRT Funding , PCC and NJMI filed petitions for relief under Chapter 11 of the Bankruptcy Code and their plan of reorganization was confirmed by the Delaware Bankruptcy Court on October 1, 1999.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                                            December 31,
                                                      --------------------------
                                                          1999          1998
                                                      ------------  ------------

 11 5/8% senior notes, due 2004 (a)                   $          -  $ 85,000,000
 14 7/8% secured promissory note, due 2006, net of
    discount of $7,157,000,000 and $12,562,000,
    respectively (b)                                    40,446,000    35,040,000
                                                      ------------  ------------

     Total indebtedness                                 40,446,000   120,040,000
   Less - current maturities                                     -    85,000,000
                                                      ------------  ------------

     Total long-term debt                             $ 40,446,000  $ 35,040,000
                                                      ============  ============

-----------------

(a) On February 17, 1994, PRT Funding issued the PRT Funding Notes. Interest on the PRT Funding Notes accrued at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes were cancelled as part of the Restructuring (see Note 1).

(b) On February 17, 1994, PPI Funding Corp., a subsidiary of GBCC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for the $38,779,000 principal amount of 15 1/2% unsecured notes (the "PCPI Notes") held by HCC and issued by PCPI Funding Corp., another subsidiary of GBCC. The PPI Funding Notes were discounted to yield interest at the rate of 14 7/8% per annum and had a face value of $110,636,000. Subsequent principal payment by PPI Funding Corp. reduced the maturity value of the notes to $98,353,000 at December 31, 1996. During the second quarter of 1997, HCC assigned $13,750,000 undiscounted principal amount of the PPI Funding Notes to PPI Corporation as consideration, in part, for HCC's acquisition of the general partnership interest in PML (see Note 6). Such assignment reduced the maturity value of the notes to $84,603,000. At December 31, 1997, an additional $37,000,000 undiscounted face value ($23,631,000 discounted value) of the PPI Funding Notes was forgiven by HCC, further reducing the maturity value to $47,603,000. Because of the continued affiliation of HCC and GBCC, the forgiveness of debt was reflected by GBCC as a credit to paid-in capital on the accompanying consolidated statement of changes in shareholders' deficit at December 31, 1997. Payment of interest on the PPI Funding Notes is deferred through February 17, 2001 at which time interest will become payable semiannually, with the maturity value of the note ($47,603,000) due on February 17, 2006. The PPI Funding Notes are collateralized by a pledge of all of the common stock of a subsidiary of GBCC.

     Interest paid amounted to $6,768,000, $4,968,000, and $30,102,000, respectively, during the years ended December 31, 1999, 1998 and 1997.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

(5)   Income Taxes

      Components of GBCC's benefit (provision) for income taxes consist of the following:

                                                    Year Ended December 31,
                                           -----------------------------------------
                                               1999           1998          1997
                                           -------------  ------------  ------------

Federal income tax (provision) benefit:
 Current                                   $    (29,000)  $         -   $         -
 Deferred                                   (10,412,000)   (9,012,000)   (7,322,000)
State income tax (provision) benefit:
 Current                                         63,000             -      (794,000)
 Deferred                                       (27,000)      (21,000)      (36,000)
Valuation allowance                          10,412,000     9,320,000     7,138,000
                                           ------------   -----------   -----------

                                           $      7,000   $   287,000   $(1,014,000)
                                           ============   ===========   ===========

   GBCC paid federal income taxes during the year ended December 31, 1999 of $29,000; no federal income taxes were paid during the years ended December 31, 1998 or 1997. Total state income taxes paid by GBCC for the years ended December 31, 1999, 1998 and 1997 amounted to $178,000, $319,000 and $193,000, respectively.

   A reconciliation between the calculated tax (provision) benefit based on the statutory rates in effect and the effective tax rates follows:

                                                      Year Ended December 31,
                                             ------------------------------------------
                                                 1999           1998          1997
                                             -------------  ------------  -------------

Calculated income tax (provision) benefit    $(26,640,000)  $(8,229,000)  $  6,647,000
Excludable cancellation of debt income         16,710,000             -              -
Forgiveness of debt by affiliate                        -             -      8,035,000
Other                                            (475,000)     (804,000)       506,000
Valuation allowance change                     10,412,000     9,320,000    (16,202,000)
                                             ------------   -----------   ------------
Tax benefit (provision) as shown on
 consolidated statements of operations       $      7,000   $   287,000   $ (1,014,000)
                                             ============   ===========   ============

   As a result of the distribution of GBCC's stock by HCC to its shareholders at December 31, 1996, GBCC is no longer included in HCC's consolidated federal income tax return. In addition, as a result of a settlement agreement entered into in September 1998 (see Note 10), Holdings and its subsidiaries are no longer included in the consolidated tax return of GBCC for periods subsequent to December 31, 1998. The deconsolidation and sale of PCC and its subsidiaries has also resulted in those entities no longer being included in GBCC's consolidated tax return for periods subsequent to October 1999. As of December 31, 1999, GBCC and its remaining subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $14,900,000 for federal income tax purposes, none of which begin to expire before the year 2012. Additionally, GBCC has alternative minimum tax credits and other tax credits available totaling

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

$29,000 and $511,000, respectively. Alternative minimum tax credits do not expire and the other tax credits expire in 2000 ($97,000) and 2001 ($414,000). Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards, together with deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of such asset is more likely than not, a valuation allowance should be recorded. Due to the availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of such asset is more likely than not and, thus, has provided valuation allowances for substantially all of the deferred tax asset for all periods presented. The remaining deferred tax assets at December 31, 1999 and 1998 represent state timing differences expected to be utilized.

   The components of the net deferred tax asset are as follows:


                                            December 31,
                                     ---------------------------
                                         1999          1998
                                     ------------  -------------

Deferred tax assets:
 Net operating loss carryforwards    $ 5,060,000   $ 11,946,000
 Allowance for doubtful accounts          94,000        130,000
 Alternative minimum tax credit           29,000              -
 Investment and jobs tax credits         511,000      2,339,000
 Other liabilities and accruals           11,000        113,000
 Deferred financing costs                      -      1,374,000
 Other                                         -        242,000
                                     -----------   ------------

Deferred tax asset                     5,705,000     16,144,000
Valuation allowance                   (5,683,000)   (16,095,000)
                                     -----------   ------------

                                     $    22,000   $     49,000
                                     ===========   ============


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

   The Internal Revenue Service has been examining the consolidated federal income tax returns of HCC for the years 1993 through 1996 during which period GBCC was included. Such examination for 1993 and 1994 has been completed and resulted in adjustments to GBCC's consolidated NOL's and deferred tax assets, but in no additional tax obligations. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC, including GBCC, for 1995 and 1996. Until such examination is completed, allocations of tax attributes and additional alternative minimum tax or regular tax obligations, if any, can not be determined. Due to the inclusion of Holdings and its subsidiaries in such consolidated returns, an as yet undetermined portion of any resulting tax liability to GBCC may be

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES recoverable from Holdings. As a result, management is presently unable to estimate the ultimate impact of the examination on the consolidated financial position or results of operations of GBCC.

(6)  Transactions with Related Parties

     PML, a limited partnership wholly owned through March 31, 1997 by GBCC, earned management fees pursuant to a management agreement with Hollywood Casino
- Aurora, Inc. ("HCA"), an HCC subsidiary. Such fees included a base management fee equal to 5% of the Aurora Casino's operating revenues (as defined in the agreement) subject to a maximum of $5.5 million annually, and an incentive fee equal to 10% of gross operating profit (as defined in the agreement to generally include all revenues, less expenses other than depreciation, interest, amortization and taxes). Effective as of April 1, 1997, HCC acquired the general partnership interest in PML from PPI Corporation, a wholly owned subsidiary of GBCC (see Note 7). Management fees earned by GBCC prior to the April 1, 1997 sale of the general partnership interest amounted to $2,727,000.

     In April 1997, HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount ($7,597,000 discounted value) of PPI Funding Notes (see Note 4) and $350,000 of accrued interest due from GBCC to PPI Corporation in exchange for the general partnership interest in PML. The difference between the historical cost of PPI Corporation's investment in PML and the selling price ($13,024,000) was recorded as a credit to paid-in capital in 1997 (see Note 11). The $3,800,000 note was payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. The note was amended as of the October 12, 1999 acquisition of PCC by HCC (see Note 1) to provide for monthly installments of $83,000 including interest and additional quarterly principal payments of $21,000 beginning January 1, 2000. The remaining note balances at December 31, 1999 and 1998 are $2,033,000 and $2,836,000, respectively. Of those balances, $853,000 and $622,000, respectively, are included in current amounts due from affiliates and $1,180,000 and $2,214,000, respectively, are included in noncurrent amounts due from affiliates at December 31, 1999 and 1998. Interest income on the note from HCC amounted to $348,000, $439,000 and $383,000 , respectively, during the years ended December 31, 1999, 1998 and 1997. Accrued interest receivable of $24,000 and $34,000, respectively, is included in amounts due from affiliates on the accompanying consolidated balance sheets at December 31, 1999 and 1998.

     Prior to May 1, 1998, NJMI was responsible for the operations of the Sands under a management agreement with GBHC. NJMI was entitled to receive annually
(1) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and
(2) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. On May 22, 1998, GBHC filed a motion with the New Jersey Bankruptcy Court seeking to reject the existing management agreement with NJMI. The Interim Agreement was entered into on June 27, 1998 and was approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, effective as of May 1, 1998 and terminating on September 28, 1998, NJMI continued to provide certain agreed upon services to GBHC at a monthly fee of $165,000 of which $122,000 was paid on a monthly basis in arrears and the remaining $43,000 was deferred and is to be paid upon confirmation of GBHC's plan of reorganization by the New Jersey Bankruptcy Court. All management fees terminated upon the granting of

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

GBHC's motion to reject the management contract by the New Jersey Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement (see Note 10), GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract and, with the passage of time, the cancellation thereof.

   Fees earned by NJMI under the management agreement and Interim Agreement amounted to $2,405,000 for the year ended December 31, 1998. Management fees receivable from the Sands at December 31, 1998 amounted to $267,000 net of a valuation allowance of $115,000. Of the amount receivable at December 31, 1998, $30,000, net of the aforementioned valuation allowance, which was earned prior to GBHC's bankruptcy filing, was included in noncurrent due from affiliates on the accompanying consolidated balance sheet and remains subject to terms of a reorganization plan which requires confirmation by the New Jersey Bankruptcy Court (see Note 10).

   Pursuant to a consulting agreement which was terminated effective October 13, 1999 with Hollywood Casino - Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino, a subsidiary of PCC received monthly consulting fees of $100,000. Fees during 1999 amounting to $477,000 earned prior to the deconsolidation of PCC on May 25, 1999 are included on the accompanying consolidated statement of operations for 1999. Total fees earned for each of the years ended December 31, 1998 and 1997 amounted to $1,200,000.

   HCC and its subsidiaries allocate certain general and administrative costs to GBCC and its subsidiaries pursuant to services agreements. Net allocated costs and fees charged to GBCC and its subsidiaries by HCC and its subsidiaries amounted to $610,000, $974,000 and $1,843,000, respectively, during the years ended December 31, 1999, 1998 and 1997. In connection with such charges, payables in the amount of $20,000 and $172,000 are included in accounts payable on the accompanying consolidated balance sheets at December 31, 1999 and 1998, respectively.

   ACSC provides computer, marketing and other administrative services to GBHC and to HCC and its subsidiaries. Computer services provided include hardware, software and operator support and, for the most part, such services are billed by ACSC at its direct cost plus expenses incurred. ACSC and HCT entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999 to provide such services and to license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT pays ACSC for such equipment and licenses such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also paid ACSC a fixed license fee of $33,600 per month. ACSC's agreements to provide services to HCA and HCT terminated on
October 13 and December 31, 1999, respectively.   ACSC continues to provide
services to these HCC subsidiaries on an as needed basis at third party consulting rates while negotiations for new service agreements continue. ACSC's billings to HCC and its subsidiaries for such services amounted to $1,285,000, $1,147,000 and $809,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Unpaid charges from HCC and its subsidiaries included in due from affiliates on the accompanying consolidated balance sheets for the years ended December 31, 1999 and 1998 amounted to $106,000 and $122,000, respectively. Billings to GBHC amounted to $818,000 and $787,000, respectively, for the years ended December 31, 1999 and 1998. Unpaid charges to GBHC included in due from affiliates on the accompanying consolidated balance sheets at December 31, 1999 and 1998 amounted to $76,000 and $252,000, respectively.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

   Many of the marketing and administrative services now provided to HCC and its subsidiaries by ACSC were previously provided by GBHC. Such charges amounted to $704,000 during the year ended December 31, 1997. ACSC has outstanding payables to GBHC amounting to $159,000 and $241,000, respectively, at December 31, 1999 and 1998 included in accounts payable on the accompanying consolidated balance sheets.

   Interest expense with respect to borrowings from HCC is set forth below:


                                       Year Ended December 31,
                                  ----------------------------------
                                     1999        1998        1997
                                  ----------  ----------  ----------

PPI Funding Notes (Note 4)        $5,406,000  $4,719,000  $7,488,000
Short-term borrowings (Note 3)       941,000     942,000     977,000


    Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balances at December 31, 1999 and 1998. Interest accrued on short-term borrowings at December 31, 1999 and 1998, which amounted to $2,722,000 and $1,781,000, respectively, is included in interest payable on the accompanying consolidated balance sheets.

   GBHC issued a promissory note in the amount of $10,000,000 on February 17, 1994 to PRT Funding. Such note accrued interest at the rate of 14 5/8% per annum payable semiannually commencing on August 17, 1994. The principal amount of the note was due on February 17, 2005. During the first quarter of 1997, GBHC also borrowed $5,000,000 from PCC for working capital purposes. Such borrowing accrued interest at the rate of 14 5/8% per annum payable semiannually commencing July 15, 1997. During 1997, interest on such notes eliminated in consolidation. In accordance with certain provisions of the September 1998 settlement agreement with GBCC (see Note 10), GBHC preserved whatever rights of offset, if any, it might have with respect to an advance made by GBHC to a GBCC subsidiary in the amount of $5,672,000 (see Note 3) against the $10,000,000 and $5,000,000 loans described above. As a result of (1) GBHC no longer being included as a consolidated subsidiary and (2) GBHC's filing under Chapter 11 making prospects for ultimate collection doubtful, the notes, together with accrued interest of $5,652,000, were fully reserved on the accompanying consolidated balance sheet at December 31, 1998.

   During the third quarter of 1996, GBCC loaned $6,500,000 to GBHC for working capital purposes. Such advance accrued interest at the rate of 13 3/4% per
annum, payable quarterly commencing October 1, 1996.   An additional $1,500,000
was loaned to GBHC during the first quarter of 1997 on the same terms. Repayment of such advances and the payment of the related interest were subject to terms of a reorganization plan which requires confirmation by the New Jersey Bankruptcy Court and to approval by the New Jersey Casino Control Commission (the "Casino Commission"). Prior to December 31, 1997, the interest on such notes eliminated in consolidation. For the same reasons cited in the previous paragraph, the total advances to GBHC of $8,000,000, together with the related interest receivable of $1,496,000, were reflected as an adjustment to GBCC's negative investment in Holdings at December 31, 1997. On September 2, 1998, the working capital loans to GBHC were cancelled as part of a settlement agreement among GBCC and Holdings, together with certain of their subsidiaries, and HCC (see Note 10).

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

(7)  Investment in Pratt Management, L.P.

     Prior to the Restructuring in October 1999 (see Note 1) and since April 1, 1997, PCC held the limited partnership interest in PML which earned management fees from the Aurora Casino and incurred operating and other expenses with respect to its management thereof. As the limited partner in PML, PCC received 1% of the first $84,000 of net income earned by the partnership each month and 99% of any income earned above such amount. PML earned management fees amounting to $3,583,000 during 1999 prior to the deconsolidation of PCC on May 25, 1999, $8,872,000 for the year ended December 31, 1998 and $6,882,000 for the period from April 1, 1997 through December 31, 1997. Prior to April 1, 1997, PML was wholly owned by subsidiaries of GBCC and, accordingly, was included as a consolidated subsidiary. PML also incurred operating and other expenses amounting to $498,000, $1,313,000 and $1,070,000, respectively, during the comparable periods for which management fees were earned in 1999, 1998 and 1997.

(8)  Regulatory Matters

     Because the casino industry is highly regulated at the state level, ACSC is required to be licensed in order to provide services to casino operators in most jurisdictions. Generally, licensing requires that ACSC and its officers, including officers of GBCC, be investigated and found suitable by state authorities. In addition, ACSC must meet periodic reporting requirements and provide other information to state authorities as requested. The suspension or revocation of a license could materially impact ACSC's ability to carry on its business activities.

     GBHC and NJMI conducted gaming operations in Atlantic City, New Jersey and operated a hotel and several restaurants, as well as related support facilities. The operation of an Atlantic City casino/hotel is subject to significant regulatory control. During 1996, the Casino Commission renewed GBHC's license to operate the Sands through September 30, 2000 (subject to review of the Sands' financial stability) and renewed NJMI's license to manage the Sands through September 30, 2000. Terms of the license required GBCC to comply with periodic financial reporting requirements as well as obtain prior Casino Commission approval of certain cash transactions with affiliates. Relief from such requirements and conditions was granted by the Casino Commission on February 2, 2000. If it were determined that gaming laws were violated by a licensee, the gaming license held by each licensee could be conditioned, suspended or revoked. In addition, the licensees and other persons involved could be subject to substantial fines.

     Casino licensees are required to make certain approved investments in New Jersey or to pay an investment alternative tax. Casino licensees may obtain investment credits by purchasing bonds at below-market interest rates from the Casino Reinvestment Development Authority (the "CRDA") or by making qualified investments ("obligatory investments") approved by the CRDA. This governmental agency administers the statutorily mandated investments made by casino licensees and is required to expend the monies received by it for eligible projects
defined in the statute.   Provisions for valuation allowances on obligatory
investments during the year ended December 31, 1997 amounted to $1,241,000.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

(9) Summarized Combined Financial Information of and Transactions With Unconsolidated Affiliates

     Holdings -

     As discussed in Note 1, the operations of Holdings and its subsidiaries were accounted for under the equity method of accounting for the six month period from January 1, 1998 through June 30, 1998. Due to the significance of Holdings' operations, summarized consolidated results of operations of Holdings for the six month period ended June 30, 1998 are set forth below. For the year ended December 31, 1997, Holdings' results of operations were included on the accompanying consolidated statement of operations. Balance sheet information as of December 31, 1998 is not presented for the reasons cited in Note 1 with respect to GBCC's no longer exercising control over Holdings and its subsidiaries. Transactions with Holdings and its subsidiaries are included in
Note 6.


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
                                              ============

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

 Greate Bay Holdings, L.L.C. -

  Greate Bay Holdings, L.L.C. is an indirect, wholly owned limited liability subsidiary of GBCC formed in October 1999 for the purpose of holding the remaining assets of PCC not acquired by HCC in connection with the Restructuring. Such assets consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings. Greate Bay Holdings, L.L.C. has no operating activities and all transactions, once approved by the Delaware Bankruptcy Court, are accounted for as an adjustment to its net assets and obligations. In accordance with the plan of reorganization confirmed by the Delaware Bankruptcy Court in October 1999, the holders of the PRT Funding Notes will at some future date receive whatever assets of Greate Bay Holdings, L.L.C. remain in final settlement of their claims. Accordingly, because control by GBCC of Greate Bay Holdings, L.L.C. is temporary and because all of its net assets have an offsetting liability to the holders of the PRT Funding Notes, the accounts of Greate Bay Holdings, L.L.C. are not included in the accompanying consolidated balance sheet of GBCC at December 31, 1999.

 The schedule below sets forth the accounts of Greate Bay Holdings, L.L.C. at December 31, 1999.

  Cash and cash equivalents                             $   402,000
  Receivables from Holdings and its subsidiaries (1)     23,247,000
                                                        -----------

  Total assets                                           23,649,000
                                                        -----------

  Accounts payable and accrued liabilities                  156,000
  Due to holders of PRT Funding Notes (1)                23,254,000
  Litigation reserve as established by the plan
    of reorganization                                       239,000
                                                        -----------

  Total obligations                                      23,649,000
                                                        -----------

  Net assets                                            $         -
                                                        ===========
-----------------

(1) It is anticipated that Greate Bay Holdings, L.L.C. will realize substantially less than the carrying amount of the receivables from Holdings upon confirmation of a plan of reorganization. Amounts due to holders of the PRT Funding Notes will be reduced correspondingly.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

Other unconsolidated affiliates -

   Summarized combined financial information with respect to certain unconsolidated joint ventures which were sold in 1997 and 1996 (see below) are set forth below.

                           Year Ended December 31,
                          -------------------------
                             1998         1997
                          ----------  -------------

Net revenues               $ 12,000    $ 3,114,000
Expenses                    (31,000)    (2,936,000)
Gain on sale of assets            -     10,356,000
                           --------    -----------

Net (loss) income          $(19,000)   $10,534,000
                           ========    ===========

     Income and losses of GBCC's unconsolidated affiliates have not been reflected on the accompanying consolidated statements of operations as GBCC's investments in such affiliates were previously eliminated through the recognition of prior year losses.

     Current assets of such unconsolidated affiliates totalled $49,000 at December 31, 1998. Current liabilities at December 31, 1998 amounted to $16,000.

     In prior years, GBCC earned management and project fees from unconsolidated affiliates for the management and project supervision of certain hotel facilities. During the years ended December 31, 1998 and 1997, such fees amounted to $29,000 and $292,000, respectively.

     During 1997, GBCC received $750,000 in distributions as part of the liquidation of the partnership which owned the Sheraton Plaza hotel in Orlando, Florida. The hotel property was sold in 1996.

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

(10) Commitments and Contingencies

     Subsidiary Chapter 11 Filings and Related Litigation -

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the New Jersey Bankruptcy Court. On June 1, 1999, a plan of reorganization

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES was filed by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provided for the secured bondholders to receive new debt and 100% of the equity ownership of Holdings in exchange for their current claims and for unsecured creditors to receive a partial cash settlement of their claims. Subsequent to the filing of a reorganization plan by the debtors, two competing plans were filed by (1) Park Place Entertainment Corporation, a large and diversified gaming company with significant operations in Atlantic City, and (2) jointly by High River Limited Partnership, an entity controlled by Carl C. Icahn, and by the Official Committee of Unsecured Creditors. Both of these plans provide for significant cash infusions by the plan proponents in exchange for equity in a reorganized Holdings ranging from 46.3% to 57.7% with the secured bondholders to receive the remaining equity in reorganized Holdings together with new secured debt. None of the plans provide for any distributions to the present shareholders. A hearing on the adequacy of the disclosure statements relating to the various plans is scheduled for April 5, 2000.

   The filings of petitions for relief by Holdings and its subsidiaries resulted in a default and automatic acceleration under the indenture for the PRT Funding Notes. On April 28, 1999, PCC, PRT Funding, NJMI, GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement with HCC which provided for the Restructuring of the PRT Funding Notes. The voting agreement provided for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets were to consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino and its liabilities were to consist of a new obligation in the amount of $40,329,000 in satisfaction of the PRT Funding Notes. The voting agreement provided for HCC to immediately discharge the obligation (see Note 1).

   As part of the Restructuring, holders of the PRT Funding Notes were also to receive 100% of the remaining assets of PCC and its subsidiaries not acquired by HCC. Such assets consisted primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings (see discussion of Greate Bay Holdings, L.L.C. in Note 9).

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

   On September 2, 1998, the GBCC Parties reached a settlement with GBHC which was approved by the New Jersey Bankruptcy Court. The terms of the settlement agreement provided, among other things, (1) that the GBCC Parties convey the land parcels and related mortgage note to GBHC in exchange for a cash payment equal to the GBCC Parties' cost in such land parcels with an additional $500,000 payment due upon confirmation of a plan of reorganization by the New Jersey Bankruptcy Court and (2) that GBHC be included in the consolidated federal income tax return of GBCC for 1997 and 1998 enabling GBCC to utilize GBHC's tax NOL's. The agreement also provided that on or before December 31, 1998, GBCC would cause Holdings and its subsidiaries to be deconsolidated from the GBCC federal income tax return by means of transferring 21% of the stock ownership of Holdings to an unconsolidated entity. Such transfer was accomplished effective as of December 31, 1998. In addition, the settlement agreement also allowed GBHC to offset its working capital loan from GBCC in the amount of $8,000,000 together with interest accrued thereon (see Note 6) against a claim asserted by GBHC against GBCC under the existing tax allocation agreements.

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

   In 1996, Planet Hollywood International, Inc. and Planet Hollywood (Region
IV), Inc. filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against GBCC and HCC and certain of its subsidiaries seeking (1) a declaratory judgment that it was entitled to use the name

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

"Planet Hollywood" for a casino and (2) damages. In its complaint, Planet Hollywood alleged, among other things, that GBCC and HCC had, in operating the Hollywood Casino concept, infringed on their trademark, service mark and trade dress and had engaged in unfair competition and deceptive trade practices. GBCC and HCC and its subsidiaries filed counterclaims seeking (1) a declaratory judgment that Planet Hollywood was not entitled to use the name "Planet Hollywood" for a casino and (2) damages. The counterclaims alleged, among other things, that Planet Hollywood had, through its planned use of its mark in connection with casino services, infringed on GBCC and HCC's service marks and trade dress and had engaged in unfair competition. The trial commenced on July 19, 1999 and was completed on July 26, 1999. On August 25, 1999, GBCC and HCC and the other defendants filed a motion to dismiss the declaratory judgment claims of all parties asserting, among other things, that as a result of Planet Hollywood's reported deteriorating financial condition and perceived inability to enter into the casino business, there was no longer any actual case or controversy. On October 12, 1999, Planet Hollywood (Region IV), Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On December 3, 1999 the judge entered a judgment in favor of GBCC and HCC with respect to the damage claims brought by Planet Hollywood and granted their motion to dismiss the declaratory judgment claims of all parties. Planet Hollywood has filed a notice of appeal of the judgment with the Seventh Circuit Court of Appeals.

     Other Litigation -

     On October 8, 1998, GBCC and HCC filed a complaint in the District Court of Dallas County, Texas against Arthur Andersen LLP, GBCC and HCC's former independent accountants, and certain of its partners alleging negligent advice and breach of contract with respect to the tax consequences resulting from the spin-off of GBCC's stock to HCC's shareholders on December 31, 1996. The lawsuit is currently in the discovery stage with a trial currently scheduled to begin in September 2000.

(11) Operating Leases

     GBCC and its subsidiaries lease office space and operating equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through the year 2004 and several contain automatic renewals unless notice of termination is given. Some of the operating leases also include minimal contingent rental payments based on levels of use. Total rental expense amounted to $389,000, $362,000 and $168,000, respectively, during the years ended December 31, 1999, 1998 and 1997.

     Future minimum lease payments as of December 31, 1999 under operating leases having an initial or remaining noncancellable lease term in excess of one year are as follows:

                         2000                 $381,000
                         2001                  351,000
                         2002                  173,000
                         2003                    4,000
                         2004                    2,000
                                              --------

                                              $911,000
                                              ========


                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

(12)  Supplemental Cash Flow Information

     As a result of the May 1999 Chapter 11 filings by PCC, NJMI and PRT Funding, and as more fully explained in Note 1, GBCC changed to the cost method of accounting for its investment in PCC. Accordingly, the elimination of the following non-cash assets and liabilities from GBCC's consolidated balance sheet has been excluded from the accompanying consolidated statement of cash flows for the year ended December 31, 1999 as a non-cash transaction.


           Net current assets                           $    463,000
           Investment in PML                               1,726,000
           Accounts payable and accrued liabilities       (5,202,000)
           Long-term debt                                (85,000,000)
                                                        ------------

           Net non-cash liabilities                     $(88,013,000)
                                                        ============

     During the third quarter of 1998, GBCC transferred ownership of an indirect subsidiary to GBHC as part of the September 2, 1998 settlement agreement (see
Note 10). In connection with the transfer, certain liabilities of the subsidiary were assumed by GBHC as follows:


           Land                                         $   (864,000)
           Other assets                                       (1,000)
           Net cash received                                 245,000
           Investment in GBHC                                 28,000
                                                        ------------

           Mortgage note assumed                        $   (592,000)
                                                        ============

     As a result of the Chapter 11 filings of Holdings, GB Property Funding and GBHC, and as more fully explained in Note 1, GBCC adjusted its investment in Holdings to the equity method of accounting effective as of December 31, 1997. Accordingly, the elimination of the following non-cash assets and liabilities from GBCC's consolidated balance sheet has been excluded from the accompanying consolidated statement of cash flows for the year ended December 31, 1997 as a non-cash transaction.


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
                                            ===========

(13) Major Customers

     ACSC's computer service revenues are derived primarily from either system installation contracts or from sales to affiliates. System installation contracts generally require an extended period of time to complete and represent significant, but nonrecurring revenue earned from a given customer. Upon completion of installation, ACSC may continue to recognize service or maintenance revenues from the customer at a much reduced amount. The following table demonstrates ACSC's dependence on installation contracts and on sales to affiliates:

                                               Year Ended December 31,
                                              --------------------------
                                                1999     1998     1997
                                              --------  -------  -------

Total percentage of period revenues
  attributable to installation contracts         61.3%    65.7%    40.4%
Percentage of period revenues attributable
 to affiliate sales                              22.8%    22.5%    42.2%

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

     Interest payable - The carrying amount of interest payable approximates
     ----------------
fair value because of the short maturity of the obligation; however, interest payable with respect to the PRT Funding Notes at December 31, 1998 was based on the amount anticipated to be paid upon settlement of claims against PRT Funding.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

    Long-term debt - The fair value of the PRT Funding Notes at December 31,
    --------------
1998 was estimated based on the quoted market price of the underlying debt issue. Borrowings from affiliates are valued at the carrying amount.

    The estimated carrying amounts and fair values of GBCC's financial instruments are as follows:

                                        December 31, 1999                December 31, 1998
                                  ------------------------------  ------------------------------
                                                   Carrying        Carrying
                                    Amount        Fair Value        Amount        Fair Value
                                  -----------  -----------------  -----------  -----------------
Financial Assets
 Cash and cash equivalents        $ 4,801,000        $ 4,801,000  $10,616,000        $10,616,000
 Notes receivable - affiliates      2,033,000          2,033,000    2,836,000          2,836,000

Financial Liabilities
 Interest payable                 $ 2,722,000        $ 2,722,000  $ 8,780,000        $ 2,781,000
 Borrowings from affiliates         6,750,000          6,750,000    6,750,000          6,750,000
 11 5/8% PRT Funding Notes                  -                  -   85,000,000         42,500,000
 14 7/8% PPI Funding Notes         40,446,000         40,446,000   35,040,000         35,040,000

(15) Selected Quarterly Financial Data (Unaudited)

                                                 Quarter
                         ------------------------------------------------------
                            First         Second        Third         Fourth
                         ------------  ------------  ------------  ------------
Year ended
  December 31, 1999:
Net revenues             $ 2,203,000   $ 1,885,000   $ 1,587,000   $   747,000
                         ===========   ===========   ===========   ===========

Net income (loss)        $(2,036,000)  $83,156,000   $(1,934,000)  $(3,065,000)
                         ===========   ===========   ===========   ===========

Net loss per
  common share           $      (.39)  $     16.03   $      (.37)  $      (.59)
                         ===========   ===========   ===========   ===========

Year ended
  December 31, 1998:
Net revenues             $ 2,482,000   $ 2,149,000   $ 1,556,000   $ 2,784,000
                         ===========   ===========   ===========   ===========

Net income (loss)        $ 2,275,000   $(2,187,000)  $25,227,000   $  (825,000)
                         ===========   ===========   ===========   ===========

Net income (loss) per
  common share           $       .44   $      (.42)  $      4.86   $      (.16)
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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Certain information is set forth below concerning the executive officers and directors of Greate Bay Casino Corporation (the "Company").

               Name                 Age                 Position
               ----                 ---                 --------

John C. Hull......................   61  Chairman of the Board, Chief Executive
                                         Officer and Director

Edward T. Pratt III...............   44  President and Chief Operating Officer

Edward T. Pratt, Jr...............   76  Vice Chairman of the Board, Treasurer
                                         and Director

William D. Pratt..................   71  Executive Vice President, General
                                         Counsel, Secretary and Director

Lawrence C. Cole..................   53  Vice President for Management
                                         Information Systems

Charles F. LaFrano III............   45  Vice President

Jack E. Pratt.....................   72  Director and formerly Chief Executive
                                         Officer of the Company

Bernard A. Capaldi................   57  Director

Edward D. Muir....................   89  Director

Michael J. Chesser................   51  Director

   Business Experience for Past Five Years

   John C. Hull was elected to the positions shown above on January 2, 1998. He previously served as Corporate Controller of the Company since November 1994. Mr. Hull also served from April 1994 until January 1998 as Corporate Controller for Hollywood Casino Corporation ("HCC") which, prior to December 31,1996, owned approximately 80% of the outstanding common stock of the Company. In addition, Mr. Hull also served as a financial consultant to both the Company and HCC from 1990 until April 1994. Mr. Hull also served as Principal Accounting Officer for GB Holdings, Inc. ("Holdings") and GB Property Funding Corp. from November 1994 until January 1998. On January 5, 1998, these GBCC subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. Mr. Hull also served as President, Chief Executive Officer and director of Pratt Casino Corporation ("PCC"), PRT Funding Corp. and New Jersey Management, Inc. ("NJMI"), all wholly owned subsidiaries of the Company, at the time of their filings of petitions for relief under Chapter 11 of the United States Bankruptcy Code on May 25, 1999. Mr. Hull also previously served as Principal Accounting Officer of PCC and PRT Funding Corp. until January 1998.

   Edward T. Pratt, Jr. has served as Vice Chairman of the Board and as director and executive officer of the Company for more than five years. He also serves as Vice Chairman of the Board, President and Treasurer of HCC. Mr. Pratt also served until January 2, 1998 as Vice Chairman of the Board of Directors of Holdings and of GB Property Funding Corp. and as a director of Greate Bay Hotel and Casino, Inc. ("GBHC"). On January 5, 1998, these three GBCC subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. Mr. Pratt has been Chief Financial Officer, Principal Accounting Officer and as director of PCC, PRT Funding and NJMI since January 2, 1998 and also served as Vice Chairman of the Board of Directors of PCC and PRT Funding from September 1993 to January 1, 1998 and as Executive Vice President, Treasurer and as a director of NJMI for more than five years prior to January 1, 1998. On May 25, 1999, these three subsidiaries of the Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code.

   William D. Pratt has served as Executive Vice President, Secretary and as director of the Company for more than five years. He currently serves as General Counsel and, prior to May 1995, served as General Counsel of the Company for more than five years. He also serves as Executive Vice President, Secretary and General Counsel of HCC. Mr. Pratt also served until January 2, 1998 as Executive Vice President, General Counsel and Secretary of Holdings and of GB Property Funding Corp. and as a director of GBHC. On January 5, 1998, these three GBCC subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Pratt also served until his resignation from such positions in January 1998 as Executive Vice President, Secretary, General Counsel and as a director of PCC and PRT Funding and as Vice President, Secretary and a director of NJMI. On May 25, 1999, these three subsidiaries of the Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code.

   Edward T. Pratt III was elected President and Chief Operating Officer of the Company in November 1995. From May 1987 until November 1995, he served the Company as Executive Vice President --Development and Corporate Affairs. He also serves as President, Chief Operating Officer and as a director of HCC. Mr. Pratt served until January 2, 1998 as President, Chief Operating Officer and a director of Holdings; as Executive Vice President and a director of GB Property Funding Corp.; and as a director of GBHC. On January 5, 1998, these three GBCC subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Pratt has been Executive Vice President and Secretary of PCC, PRT Funding and NJMI since January 2, 1998 and also served as President, Chief Operating Officer and as a director of PCC and as Executive Vice President and a director of PRT Funding from September 1993 to January 1, 1998. On May 25, 1999, these three subsidiaries of GBCC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code.

   Lawrence C. Cole has served as Vice President of Management Information Systems of the Company since December 1987. Mr. Cole also serves as Chief Executive Officer and President of Advanced Casino Systems Corporation ("ACSC"), a subsidiary of the Company which licenses software for automated casino accounting and control systems.

   Charles F. LaFrano III has served as Vice President of the Company since September 1988. He also served as Corporate Controller (Principal Accounting Officer) of the Company from September 1988 until November 1994. He also serves as Vice President of Finance for HCC. Mr. LaFrano served until January 2, 1998 as Vice President and Assistant Secretary of Holdings and GB Property Funding Corp. On January 5, 1998, these GBCC subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. LaFrano served until his resignation from such positions in January 1998 as Vice President and Assistant Secretary of PCC and PRT Funding. On May 25, 1999, PCC and PRT Funding filed petitions for relief under Chapter 11 of the United States Bankruptcy Code.

   Jack E. Pratt served as Chairman of the Board and Chief Executive Officer of the Company for more than five years until January 2, 1998. He is Chairman of the Board and Chief Executive Officer of HCC. Mr. Pratt served as Chairman of the Board of Directors and Chief Executive Officer of Holdings and GBHC and as Chairman of the Board of Directors, President and Chief Executive Officer of GB Property Funding Corp. until January 2, 1998. On January 5, 1998, these three GBCC subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Pratt served until his resignation from such positions in January 1998 as Chairman of the Board and Chief Executive Officer of PCC, Chairman of the Board of Directors, President and Chief Financial Officer of PRT Funding and Chairman of the Board of Directors and President of NJMI. On May 25, 1999, these three subsidiaries of the Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code.

   Bernard A. Capaldi is a certified public accountant and is a principal of Capaldi, Reynolds & Associates, P.A., C.P.A.'s in New Jersey, and has held such position since 1965. He is also the Chairman of the Board of Shore Memorial Hospital's parent holding company. Mr. Capaldi also served as a director of PCC, PRT Funding and NJMI at the time they filed for protection under Chapter 11 of the United States Bankruptcy Code.

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

   Michael J. Chesser was elected to the Board of Directors of the Company on September 9, 1997. He has been President, Chief Executive Officer and a director of Itron, Inc. since June 1999. From September 1998 until June 1999, he was self employed as a business consultant. From May to September 1998, Mr. Chesser was a vice president with Raytheon Company. Prior to that, he served as President and Chief Operating Officer of Atlantic Energy Corporation since 1994 and served as a director for such company from 1996 until 1997. From 1987 until 1994, Mr. Chesser was Vice President of Baltimore Gas & Electric Company. Mr. Chesser also served as a director of PCC, PRT Funding and NJMI at the time they filed for protection under Chapter 11 of the United States Bankruptcy Code.

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

ITEM 11.  EXECUTIVE COMPENSATION

   Summary of Cash and Certain Other Compensation

   The following table provides certain summary information concerning compensation paid or accrued by the Company, and its subsidiaries (exclusive of Holdings and its subsidiaries) to or on behalf of the Company's Chief Executive Officer and its other compensated executive officer determined as of the end of the last fiscal year (hereafter referred to as the named executive officers) for the fiscal years ended December 31, 1999, 1998 and 1997. No other executive officers of the Company receive compensation for their services. These uncompensated officers are employees of and are paid by HCC. HCC bills the Company pursuant to intercompany allocation agreements ratified by the respective Boards of Directors. Executive officers of Holdings and its subsidiaries are not included in the following table as the Company no longer exercises control over Holdings and no longer includes the operations of Holdings and its subsidiaries in its consolidated results of operations. Accordingly, officers of Holdings do not perform policy-making functions on behalf of the Company.


                                                         Annual Compensation         Long-Term
                                                 --------------------------------  Compensation
                                                                     Other Annual    Awards/       All Other
     Name and Principal Position        Year     Salary     Bonus    Compensation    Options     Compensation (1)
-------------------------------------  -------  ---------  --------  ------------  ------------  ----------------

John C. Hull (2)                          1999   $300,000  $150,000             -$            -           $4,000
 Chief Executive Officer and              1998    302,485         -             -             -            4,000
 Chairman of the Board of Directors       1997    105,419         -             -             -            1,750
 of the Company

Lawrence C. Cole                          1999    287,323    50,000             -             -            4,000
 Vice President of Management             1998    310,312   102,805             -             -            4,000
 Information Systems of the Company       1997    283,250    15,098             -             -            3,500

 __________________________

(1) Includes matching contributions by the Company to The Hollywood Casino Corporation and Subsidiaries Retirement Savings Plan on behalf of the named executive officer. See also "Employee Retirement Savings Plan" below.

(2) Amounts shown for John C. Hull represent payments by the Company to HCC for services provided by Mr. Hull. Mr. Hull held an executive position with HCC during 1997 and the Company reimbursed HCC for services provided by Mr. Hull pursuant to an intercompany allocation agreement ratified by the respective Boards of Directors.

    Option Exercises and Holdings

    The Pratt Hotel Corporation 1990 Incentive Stock Option Plan (the "Plan") has expired. No options under the Plan were granted or exercised during 1999 and no unexercised options remain outstanding.

    Employment Contracts

    John C. Hull, Chief Executive Officer of the Company, is under an employment agreement dated as of February 13, 2000 and continuing, unless sooner terminated by either party, until the earlier of

December 31, 2000 or the completion of certain corporate restructurings. The terms of Mr. Hull's agreement provide for an annual base salary of $215,000 and a bonus of $35,000.

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

   The Savings Plan provides for a matching contribution by the Company based upon certain criteria, including levels of participation by the Company's employees. The Company incurred matching contributions totaling approximately $35,000 for the year ended December 31, 1999.

   Compensation of Directors

   Nonemployee directors of the Company received an annual fee of $25,000 for service on the Board of Directors and $1,000 for each Board meeting attended during 1999. The Board of Directors of the Company held four regularly scheduled meetings during the year ended December 31, 1999. The Board of Directors of the Company has Audit and Compensation Committees, but does not have a standing nominating committee. Nonemployee members of the Audit Committee receive an annual fee of $2,500 for service on the committee and $500 for each committee meeting attended. The Audit Committee which is comprised of Edward T. Pratt, Jr., Bernard A. Capaldi and Michael J. Chesser met once during 1999. No additional compensation or fees are paid to directors for attending Compensation Committee meetings.

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

   Mr. John C. Hull was elected to the position of Chief Executive Officer of the Company effective January 2, 1998. Pursuant to an employment agreement with the Company dated as of January 1, 1998 (the "Hull Employment Agreement"), the annual base salary of Mr. Hull was set at $300,000 effective as of January 1, 1998. There were no adjustments to the annual base salary of Mr. Hull during fiscal year 1999. Mr. Hull received a bonus during 1999 in the amount of $150,000 pursuant to the Hull Employment Contract and in recognition of the successful completion and confirmation of the Plans of Reorganization resulting from the filings of petitions for relief under Chapter 11 by PRT Funding Corp., Pratt Casino Corporation and New Jersey Management, Inc. Mr. Hull entered into a new employment agreement (the "Revised Agreement") effective as of February 13, 2000. The terms of the Revised Agreement call for an annual base salary of $215,000 and a bonus of $35,000 upon the completion of certain specified corporate restructurings. The Revised Agreement expires at the earlier of December 31, 2000 or the completion of the specified restructurings. There have been no bonuses paid to Mr. Hull by the Company to date during fiscal year 2000.

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


                         Greate Bay Casino Corporation
                            Stock Price Performance
                            (January 1, 1995 = 100)



                                                        Greate Bay
                                Equity       Casino       Casino
         Date                   Index        Index      Corporation
-----------------------         ------       ------     -----------

   January 1, 1995               100.0        100.0        100.0
   March 31, 1995                109.7        129.4        100.0
   June 30, 1995                 120.4        144.7        100.0
   September 29, 1995            130.2        139.4        115.2
   December 29, 1995             137.7        132.6         54.5
   March 29, 1996                145.5        161.7         69.7
   June 28, 1996                 151.7        188.3        190.9
   September 30, 1996            156.7        156.5         87.9
   December 31, 1996             169.4        144.7         42.4
   March 31, 1997                173.3        124.4         36.4
   June 30, 1997                 202.8        136.6         33.3
   September 30, 1997            219.7        159.0         33.3
   December 31, 1997             226.9        127.3         30.3
   March 31, 1998                257.7        138.6         24.2
   June 30, 1998                 265.7        123.8         12.1
   September 30, 1998            239.0         83.1          6.1
   December 31, 1998             291.9         87.1          4.9
   March 31, 1999                305.5        116.5          5.7
   June 30, 1999                 325.9        126.2          1.5
   September 30, 1999            304.3        131.2          8.3
   December 31, 1999             351.1        131.6          3.0


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Security Ownership of Certain Beneficial Owners

   Based on filings with the Securities and Exchange Commission, no persons, other than certain directors of the Company, are known who beneficially owned more than 5% of the outstanding Common Stock as of the March 27, 2000.

   Security Ownership of Management

   The following table presents the number of shares of Common Stock beneficially owned by each director, nominee for director and executive officer named under Item 11. "Executive Compensation" and by all current directors and officers of the Company as a group as of March 27, 2000:

                                   Shares of     Percentage of
                                  Common Stock   Outstanding
                                   Beneficially    Common
Beneficial Owner                    Owned (a)      Stock
-------------------------------  ----------------  ------

Jack E. Pratt..................      1,051,654(b)   20.3%
Edward T. Pratt, Jr............        180,469       3.5%
William D. Pratt...............        204,379(c)    3.9%
Edward T. Pratt III............        314,698(d)    6.1%
John C. Hull...................             --        --
Edward D. Muir.................             --        --
Bernard A. Capaldi, CPA........             --         -
Michael J. Chesser.............             --        --
Lawrence C. Cole...............             --        --
All directors and officers as
  a group (10 individuals).....      1,751,200      33.8%

__________________________

(a) Except as otherwise described, each individual has the sole power to vote and dispose of the Common Stock beneficially owned by him.

(b) Beneficial ownership is attributable to the following: (1) C.A. Pratt Partners, Ltd., a Texas limited partnership of which Jack E. Pratt is the General Partner, owns 58,106 shares (1.1%) of the outstanding common stock of the Company, (2) 160,492 shares (3.1%) of the outstanding common stock of the Company held by Mr. Pratt as custodian for his minor children and (3) 174,318 shares (3.4%) of the outstanding common stock of the Company owned of record by adult children of Mr. Pratt and subject to a proxy giving him the right to vote such shares and prohibiting the transfer of such shares without his approval.

(c) Beneficial ownership is attributable to the following: (1) WDP Jr. Family Trust, for which Mr. Pratt is the Trustee, owns 27,452 shares (less than 1%) of the outstanding common stock of the Company and (2) 54,906 shares (1.1%) of the outstanding common stock of the Company owned of record by adult children of Mr. Pratt and subject to a proxy giving him the right to vote such shares and prohibiting the transfer of such shares without his approval.

(d) Beneficial ownership is attributable to 232,188 shares (4.5%) of the outstanding common stock of the Company owned of record by siblings of Mr. Pratt and subject to a proxy giving him the right to vote such shares and prohibiting the transfer of such shares without his approval.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Hollywood Casino Corporation. During 1990, HCC, which was then wholly owned by the Pratt Family, acquired approximately $38.8 million of unsecured notes (the "PCPI Notes") issued by PCPI Funding Corp., a subsidiary of the Company.
As part of a refinancing in February 1994 of virtually all of the Company's casino-related outstanding debt, a newly formed subsidiary of the Company issued approximately $40.5 million discounted principal amount of new deferred interest notes (the "PPI Funding Notes") in exchange for the $38.8 million principal amount of PCPI Notes held by HCC. Interest expense accreted with respect to the PPI Funding Notes for the year ended December 31, 1999 amounted to $5.4 million. The PPI Funding Notes were discounted to yield 14 7/8% interest per annum and had an original face value of $110.6 million. Subsequent principal payments, the assignment of a portion of the PPI Funding Notes in 1997 (as discussed below) and the forgiveness of $37 million undiscounted fair value of the PPI Funding Notes by HCC in 1997 have reduced the maturity value to $84.6 million.

    Since May 1992, the Company and its subsidiaries have borrowed funds from HCC for various purposes. As of December 31, 1998, the outstanding balance on such borrowings was $6.8 million and, under certain conditions, the Company and its subsidiaries may obtain additional loans from HCC. Of the amounts borrowed, $250,000 was due on April 1, 1998 for which payment has not been made. Such borrowing from HCC continues to bear interest at the rate of 14% per annum, payable semiannually. The remaining $6.5 million was borrowed from HCC during 1996 on a demand basis with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. Payment of interest on borrowings from HCC was, prior to February 2, 2000, subject to the approval of New Jersey gaming authorities. Interest expense on the borrowings from HCC amounted to $942,000 for the year ended December 31, 1999. Interest payable to HCC with respect to such borrowings amounted to $2.7 million at December 31, 1999.

    Hollywood Casino - Aurora, Inc. ("HCA"), a wholly owned subsidiary of HCC, was organized for the purpose of developing and owning a riverboat gaming facility in Aurora, Illinois, (the "Aurora Casino") which commenced operations on June 17, 1993. Effective as of April 1, 1997, a subsidiary of the Company sold its general partnership interest in the limited partnership which held the management contract on the Aurora Casino to a subsidiary of HCC. The general partner received 99% of the first $84,000 of net income earned by the partnership each month and 1% of any income earned above such amount. The subsidiary of the Company received from HCC a five-year note in the original amount of $3.8 million, $7.6 million discounted principal amount of PPI Funding Notes (see above) and the assignment of certain accrued interest receivable in exchange for the general partnership interest. The $3.8 million note was payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from the limited partnership. The note was amended as of October 12, 1999 to provide for monthly installments of $83,000 including interest and additional quarterly principal payments of $21,000 beginning January 1, 2000. The outstanding principal balance of the note receivable was $2 million at December 31, 1999. Interest earned on the note amounted to $348,000 during the year ended December 31, 1999.

    HWCC - Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, completed construction of a dockside gaming facility in Tunica County, Mississippi (the "Tunica Casino"). Pursuant to a consulting agreement with HCT which was terminated on October 13, 1999, a subsidiary of the Company received monthly consulting fees of $100,000. Fees earned under the agreement amounted to $477,000 prior to the deconsolidation of the subsidiary on May 25, 1999.

    The Company and its subsidiaries share certain general and administrative costs with HCC pursuant to a services agreement. Such allocated costs and fees charged by HCC to the Company amounted to $610,000 during the year ended December 31, 1999. A payable in the amount of $20,000 in connection with such allocated costs and fees was due to HCC at December 31, 1999.

    A subsidiary of the Company provides computer-related, marketing and other administrative services to HCC and its casino facilities. The subsidiary has an agreement with one casino facility which expired on December 31, 1999; such agreement provided for the sale of computer hardware and information systems equipment and the licensing of software necessary to operate the facility. The casino paid prices and fees in amounts and on terms and conditions that the subsidiary provided to unrelated third parties as well as a fixed license and consulting fee of $33,600 per month. The subsidiary was also reimbursed for its direct costs and expenses incurred under this agreement. The GBCC subsidiary also provided similar services and hardware to another HCC-owned casino facility which it charged for direct costs and expenses. The GBCC subsidiary's billings to HCC and its subsidiaries for such products and services amounted to $1.3 million for the year ended December 31, 1999. A receivable in the amount of $106,000 was due the subsidiary at December 31, 1999 with respect to these services. Although the agreements to provide services to HCC's casino facilities expired in 1999, the subsidiary of the Company continues to provide services to HCC's facilities on an as needed basis at third party consulting rates while negotiations for new service agreements continue.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

   1.  Financial Statements

        The financial statements filed as part of this report are listed on the Index to Financial Statements on page 19.

   2.  Financial Statement Schedule

   --  Independent Auditors' Report
   -- Information Regarding Predecessor Independent Public Accountants -- Schedule II; Valuation and Qualifying Accounts

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

   3. Exhibits

      @3.1   --   Certificate of Incorporation of Pratt Hotel Corporation
                  ("PHC", now known as GBCC) as amended. (Exhibit 3.1)
      #3.2   --   Amendment to Certificate of Incorporation of PHC. (Exhibit
                  3.2)
      @3.3   --   Amended Bylaws of PHC.  (Exhibit 3.2)
      *4.1   --   Indenture dated as of February 15, 1994 between GB Property
                  Funding Corp. as Issuer, GB Holdings, Inc. and GBHC as
                  Guarantors, and Shawmut Bank Connecticut, N.A. as Trustee.
                  (Exhibit 10.50)
      *4.2   --   Mortgage, Fixture Filing and Security Agreement dated February
                  17, 1994, by GBHC in favor of Shawmut Bank Connecticut,
                  National Association, as Mortgagee. (Exhibit 10.51)

      *4.3   --   Security Agreement dated February 17, 1994 made by GB Property
                  Funding Corp., GBHC, GB Holdings, Inc., Advanced Casino
                  Systems International, Inc. Computerized Management Systems
                  International, Inc. and any Additional Collateral Grantor to
                  Shawmut Bank Connecticut, National Association, as Trustee.
                  (Exhibit 10.52)
      *4.4   --   Collateral Assignment of Leases dated as of February 17, 1994, by GBHC, in favor of Shawmut Bank Connecticut, National
                  Association, as Assignee. (Exhibit 10.53)
     ++9.1   --   Voting Trust Agreement dated as of December 29, 1998 by and among Jill Pratt Laferney, formerly Jill A. Pratt, and John R.
                  Pratt and Jack E. Pratt, Sr.
     ++9.2   --   Voting Trust Agreement dated as of December 29, 1998 by and among Shawn Denise Bradshaw and Michael Shannan Pratt and
                  William D. Pratt, Sr.
     ++9.3   --   Voting Trust Agreement dated as of December 29, 1998 by and among Carolyn S. Hickey, Diana Pratt-Wyatt, formerly Diana L.
                  Heisler, and Sharon A. Naftel, formerly Sharon R. Nash, and
                  Edward T. Pratt III.
   ++10.1    --   Management and Administrative Services Agreement dated October
                  1, 1998, by and between Hollywood Casino Corporation ("HCC")
                  and GBCC.
  +++10.2    --   Agreement dated as of September 2, 1998 by and among GBHC, GB
                  Holdings, Inc., and GB Property Funding Corp., on the one
                  hand, and GBCC, PHC Acquisition Corp., Lieber Check Cashing,
                  LLC, Jack E. Pratt, William D. Pratt, Edward T. Pratt, Jr. and
                  HCC, on the other. (Exhibit 10.1)
    +10.3    --   Amended License Agreement by and between Hughes Properties,
                  Inc. and PHC dated May 19, 1987. (Exhibit 10.3)
    +10.4    --   Tax Allocation Agreement by and among PHC, PPI Corporation,
                  Greate Bay Hotel Corporation, Pratt Casino Properties, Pacsa
                  No. 2, Inc., Pacsa No. 3, Inc., Pratt Hotel Funding, Inc. and
                  Greate Bay Property Funding Corp., effective as of January 1,
                  1987. (Exhibit 10.17)
    +10.5    --   Tax Allocation Agreement by and among Pratt Casino Properties,
                  BPHC Acquisition, Inc., PHMI, Greate Bay Casino Corporation,
                  PCPI Funding Corp. and GBHC effective as of January 1, 1987.
                  (Exhibit 10.18)
  ###10.6    --   Sixth Amendment to Employment Agreement dated January 1, 1998, between HCC and Edward T. Pratt, Jr. (Exhibit 10.6)
  ###10.7    --   Sixth Amendment to Employment Agreement dated January 1, 1998, between HCC and William D. Pratt. (Exhibit 10.7)
   ++10.8    --   Amendment to Employment Agreement dated November 30, 1998, between ACSC and Lawrence C. Cole.
     10.9    --   Employment Agreement dated as of February 13, 2000 between
                  GBCC and John C. Hull.
     21.1    --   Subsidiaries of GBCC.
   ##99.1    --   Voluntary petition for bankruptcy pursuant to Chapter 11 of the Bankruptcy Code for Greate Bay Hotel and Casino, Inc.
                  dated January 5, 1998. (Exhibit 99.2)
   ##99.2    --   Voluntary petition for bankruptcy pursuant to Chapter 11 of the Bankruptcy Code for GB Holdings, Inc. dated January 5,
                  1998 (Exhibit 99.3)
   ##99.3    --   Voluntary petition for bankruptcy pursuant to Chapter 11 of the Bankruptcy Code for GB Property Funding Corp. dated
                  January 5, 1998 (Exhibit 99.4)
   **99.4    --   Debtor's Second Amended Joint Plan of Reorganization dated
                  August 16, 1999, as Modified.
   **99.5    --   Debtors' "Plan Supplement" in Conjunction with Debtors' Second
                  Amended Joint Plan of Reorganization Dated August 16, 1999, as
                  Modified.
   **99.6    --   Debtors' First Modification, Pursuant to 11 U.S.C. @1127(a)
                  and F.R. B.P. 3019, to Debtors' Second Amended Joint Plan of
                  Reorganization Dated August 16, 1999, as Modified.

   @@99.7    --   Petition filed on October 8, 1998 in the District Court of
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

         @@ Incorporated by reference from the exhibit shown in parenthesis to the Form 8-K for GBCC as filed with the SEC on October 22, 1998.

         + Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-58732) for Hollywood Casino Corporation as filed with the SEC on May 27, 1993.

         ++ Incorporated by reference from the exhibit shown in parenthesis filed in GBCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

        +++ Incorporated by reference to the exhibit shown in parenthesis filed in GBCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 as filed with the SEC on November 23, 1998.

          * Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-77502) for Hollywood Casino Corporation as filed with the SEC on April 8, 1994.

         ** Incorporated by reference from the same numbered exhibit included in GBCC's Form 8-K as filed with the SEC on October 22, 1999.

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


(b)   Reports on Form 8-K.

      On October 22, 1999, the Registrant filed a Form 8-K to report the sale of Pratt Casino Corporation, its wholly owned subsidiary, to Hollywood Casino Corporation on October 13, 1999 under the terms of a Plan of Reorganization confirmed on October 1, 1999 by the United States Bankruptcy Court for the District of Delaware.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Egg Harbor Township, State of New Jersey on March 29, 2000.

                                 GREATE BAY CASINO CORPORATION


                                 By:         /s/ John C. Hull
                                    --------------------------------------
                                                John C. Hull
                                          Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

             Signature                         Title                 Date
           -------------                     ---------             --------

          /s/ John C. Hull            Chief Executive Officer   March 29, 2000
------------------------------------                            --------------
          John C. Hull                and Director

          /s/ Edward T. Pratt, Jr.    Treasurer, Principal      March 29, 2000
------------------------------------                            --------------
          Edward T. Pratt, Jr.        Financial and Accounting
                                      Officer and Director

          /s/ Edward T. Pratt III     President and Chief       March 29, 2000
------------------------------------                            --------------
          Edward T. Pratt III         Operating Officer

          /s/ William D. Pratt        Executive Vice            March 29, 2000
------------------------------------                            --------------
          William D. Pratt            President, General
                                      Counsel, Secretary
                                      and Director

          /s/ Jack E. Pratt           Director                  March 29, 2000
------------------------------------                            --------------
          Jack E. Pratt

          /s/ Bernard A. Capaldi      Director                  March 29, 2000
------------------------------------                            --------------
          Bernard A. Capaldi

                                      Director
------------------------------------                            --------------
          Edward D. Muir

          /s/ Michael J. Chesser      Director                  March 29, 2000
------------------------------------                            --------------
          Michael J. Chesser

                     INDEX TO FINANCIAL STATEMENT SCHEDULE



Greate Bay Casino Corporation and Subsidiaries

     --  Independent Auditors' Report

     --  Information Regarding Predecessor Independent Public Accountants

     --  Schedule II; Valuation and Qualifying Accounts

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To Greate Bay Casino Corporation:

We have audited the consolidated financial statements of Greate Bay Casino Corporation and subsidiaries as of and for the years ended December 31, 1999 and 1998 and have issued our report thereon dated February 25, 2000 (included elsewhere in this Form 10-K). Our audit also includes the financial statement schedule listed in the index to financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
Dallas, Texas
February  25, 2000

       INFORMATION REGARDING  PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997



   The financial statements of Greate Bay Casino Corporation ("GBCC") for the year ended December 31, 1997 were examined by Arthur Andersen LLP, independent public accountants, whose report thereon dated March 23, 1998 was included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Arthur Andersen LLP also issued a report dated March 23, 1998 with respect to the schedule listed in the index to financial statement schedule for the year ended December 31, 1997. Such report was also included in the Company's Annual Report on Form 10-K.

   In October 1998, GBCC filed a complaint against Arthur Andersen LLP and others alleging negligent advice with respect to certain tax consequences resulting from the spin-off of GBCC's stock held by Hollywood Casino Corporation to its shareholders on December 31, 1996. The Company subsequently engaged Deloitte & Touche LLP as its new certifying accountants.

   Because of the foregoing litigation, Arthur Andersen LLP believes that it is no longer independent with respect to GBCC and consequently has informed the Company that it is unable to reissue its report on the financial statement schedule for the year ended December 31, 1997. As a result, Arthur Andersen LLP's report for that year is not included in this Annual Report on Form 10-K.

   Even if Arthur Andersen LLP were to reissue its report on the financial statement schedule for the year 1997, there can be no assurance that such report would be identical to the report dated March 23, 1998, or that such reissued report would not include additional qualifications. However, GBCC is not aware of any subsequent events, transactions or other matters that would affect Arthur Andersen LLP's report.

                                                                     SCHEDULE II

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts


                                               Amounts
                                 Balance at   Charged to                                           Balance
                                  Beginning   Costs and                                             at End
                                  of Period    Expenses      Deductions           Other           of Period
                                 -----------  ----------  ----------------  -----------------    -----------

Description
-------------------------------

Year Ended December 31, 1999:
 Valuation allowances on
  affiliates receivables         $20,977,000  $   22,000  $             -     $  (20,767,000)(1) $   232,000
 Allowance for doubtful
  accounts receivable                      -      28,000                -                  -          28,000
                                 -----------  ----------  ---------------     --------------     -----------

                                 $20,977,000  $   50,000  $             -     $  (20,767,000)    $   260,000
                                 ===========  ==========  ===============     ==============     ===========

Year Ended December 31, 1998:
 Valuation allowance on
  affiliate receivables          $   213,000  $2,306,000  $             -     $   18,458,000 (2) $20,977,000
                                 ===========  ==========  ===============     ==============     ===========

Year Ended December 31, 1997:
 Allowance for doubtful
  accounts receivable            $15,524,000  $3,195,000  $    (3,764,000)(3) $  (14,955,000)(5) $         -
 Valuation allowance on
  affiliate receivables                    -     213,000                -                  -         213,000
 Allowance for obligatory
  investments                      4,401,000   1,241,000          (71,000)(4)     (5,571,000)(5)           -
                                 -----------  ----------  ---------------     --------------     -----------

                                 $19,925,000  $4,649,000  $    (3,835,000)    $  (20,526,000)    $   213,000
                                 ===========  ==========  ===============     ==============     ===========
----------------------------------

(1) Represents reserves written off in connection with the transfer of affiliate receivables to Greate Bay Holdings, L.L.C. for the benefit of the PRT Funding noteholders.

(2) Represents valuation allowances on notes and associated interest due from Greate Bay Hotel and Casino, Inc., a wholly owned subsidiary of GB Holdings, Inc. At December 31, 1997, such amounts were reflected as an adjustment to GBCC's negative investment in GB Holdings, Inc. During 1998, the negative investment was written off and the outstanding receivables were reclassified to due from affiliates. The December 31, 1997 adjustment to the negative investment is reflected above under the caption "Other".

(3) Represents net write-offs of uncollectible accounts.

(4) Represents write-offs of obligatory investments in connection with the contribution of certain obligatory investments to the Casino Reinvestment Development Authority.

(5) Represents write-off of allowances resulting from GB Holdings, Inc. and its subsidiaries no longer being included on the consolidated financial statements of Greate Bay Casino Corporation.


          The accompanying notes to consolidated financial statements are an integral part of this schedule.