Form 10-Q
period 2000-03-31
GREATE BAY CASINO CORP
filed 2000-05-15
CIK 30117

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2000
                                 ----------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the transition period from __________ to __________
Commission file number   1-6339
                       --------

                         GREATE BAY CASINO CORPORATION
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


             Delaware                                     75-1295630
-----------------------------------          -----------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                      Identification No.)

c/o Advanced Casino Systems Corporation
    200 Decadon Drive, Suite 100
   Egg Harbor Township, New Jersey                             08234
  -----------------------------------        -----------------------------------
(Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code)        (609) 441-0704
                                                            --------------

                                (Not Applicable)
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X         No
                                               ------        ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at May 11, 2000
-----------------------------------          -----------------------------------
   Common Stock, $.10 par value                        5,186,627 shares

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

PART I:   FINANCIAL INFORMATION
-------------------------------

Introductory Notes to Consolidated Financial Statements
-------------------------------------------------------

     Current GBCC Operations -

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

     GBCC's only significant remaining operating activity is the development, installation and maintenance of casino systems by ACSC. GBCC and its subsidiaries currently have debt outstanding to HCC at March 31, 2000 consisting of (1) demand notes and accrued interest thereon totaling $9.7 million and (2) a 14.875% secured promissory note due 2006 in the amount of $41.9 million. ACSC's operations do not generate sufficient cash flow to provide debt service on the HCC demand obligations and, consequently, GBCC is currently insolvent. Additionally, semi-annual interest payments of approximately $3.5 million attributable to the 14.875% secured promissory note become payable commencing in February 2001. Accordingly, GBCC has commenced discussions with HCC to restructure its obligations and, in that connection, has entered into a standstill agreement with HCC. Under the standstill agreement, monthly payments of principal and interest due from HCC for the three months ended May 1, 2000 with respect to an intercompany note more fully described in Note 7 of the Notes to Consolidated Financial Statements have been deferred until June 1, 2000 in consideration of HCC's agreement not to demand payment of principal or interest on the previously described demand notes outstanding to GBCC. There can be no assurance at this time that the discussions with HCC will result in a restructuring of GBCC's obligations to HCC. In addition, it is possible that any restructuring will result in a conveyance of all of GBCC's remaining assets, including ACSC, to HCC in order to satisfy GBCC's obligations to HCC. Any restructuring of GBCC's obligations, consensual or otherwise, will require the Company to file for protection under federal bankruptcy laws.

     The insolvency of GBCC raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     GB Holdings, Inc. and Subsidiaries -

     On January 5, 1998, GB Holdings, Inc. ("Holdings"), at the time a wholly owned subsidiary of GBCC, together with Holdings' wholly owned subsidiaries, Greate Bay Hotel and Casino, Inc. ("GBHC") and GB Property Funding Corp. ("GB Property Funding"), filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "New Jersey Bankruptcy Court"). On June 1, 1999, a plan of reorganization was filed by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provided for the secured bondholders to receive new debt and 100% of the equity ownership of Holdings in exchange for their claims and for unsecured creditors to receive a partial cash settlement of their claims. Subsequent to the filing of a reorganization plan by the debtors, two competing plans were filed by (1) Park Place Entertainment Corporation, a large and diversified gaming company with significant operations in Atlantic City, and (2) jointly by High River Limited Partnership, an entity controlled by Carl C. Icahn, and by the Official Committee of Unsecured Creditors. Both of these plans provide for significant cash infusions by the plan proponents in exchange for equity in a reorganized Holdings ranging from 46.3% to 57.7% with the secured bondholders to receive the remaining equity in reorganized Holdings together with new secured debt. None of the plans provide for any distributions to the present shareholders. A hearing on the adequacy of the disclosure statements relating to the various plans was held on April 5, 2000. Creditors are currently voting on the competing plans and a confirmation hearing is scheduled to begin on June 20, 2000.

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

     Pratt Casino Corporation and Subsidiaries -

     The filings of petitions for relief by Holdings and its subsidiaries resulted in a default under the indenture for $85 million principal amount of 11.625% senior notes (the "PRT Funding Notes") issued by PRT Funding Corp. and guaranteed by Pratt Casino Corporation ("PCC"), both wholly owned, indirect subsidiaries of GBCC. Accordingly, the outstanding principal amount of the PRT Funding Notes accelerated and became currently due and payable. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4.9 million) while negotiations to restructure the PRT Funding Notes continued. In connection with the Restructuring (as defined below), PRT Funding paid deferred interest amounting to $6.8 million to the bondholders on April 30, 1999.

     On April 28, 1999, PCC, PRT Funding Corp., New Jersey Management, Inc. ("NJMI," a PCC subsidiary) GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement which provided for the restructuring of the PRT Funding Notes (the "Restructuring"). The voting agreement provided for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets were to consist of its limited partnership interest in a management contract for the Aurora Casino and its consulting contract for the Tunica Casino and its liabilities were to consist of a new obligation in the amount of $40.3 million payable in satisfaction of the PRT Funding Notes. The voting agreement provided for HCC to immediately discharge the obligation.

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

     Financial Reporting -

     The consolidated financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 have been prepared by GBCC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of March 31, 2000 and the results of its operations and cash flows for the three month periods ended March 31, 2000 and 1999.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in GBCC's 1999 Annual Report on Form 10-K.

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Greate Bay Casino Corporation
Egg Harbor Township, New Jersey


We have reviewed the accompanying condensed consolidated balance sheet of Greate Bay Casino Corporation and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Greate Bay Casino Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2000 we expressed an unqualified opinion, including an explanatory paragraph relating to an uncertainty as to the Company's ability to continue as a going concern, on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Dallas, Texas
May 5, 2000

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                       March 31,
                                                         2000        December 31,
                                                      (Unaudited)       1999
                                                      -----------    ------------
Current Assets:
 Cash and cash equivalents                            $4,568,000     $4,801,000
 Accounts receivable, net of allowances of $28,000       202,000        391,000
 Inventories                                             441,000        599,000
 Due from affiliates                                   1,235,000      1,088,000
 Other current assets                                    839,000        599,000
                                                      ----------     ----------

  Total current assets                                 7,285,000      7,478,000
                                                      ----------     ----------

Property and Equipment:
 Operating equipment                                     798,000        771,000
 Less - accumulated depreciation                        (485,000)      (438,000)
                                                      ----------     ----------

  Net property and equipment                             313,000        333,000
                                                      ----------     ----------

Other Assets:
 Due from affiliates                                     947,000      1,180,000
 Deferred income taxes                                    10,000         13,000
                                                      ----------     ----------

  Total other assets                                     957,000      1,193,000
                                                      ----------     ----------

                                                      $8,555,000     $9,004,000
                                                      ==========     ==========



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                               March 31,
                                                 2000        December 31,
                                             (Unaudited)         1999
                                             -----------     ------------
Current Liabilities:
 Borrowings from affiliate                   $   6,750,000   $   6,750,000
 Accounts payable                                  669,000       1,223,000
 Accrued liabilities -
  Salaries and wages                               171,000         188,000
  Interest                                       2,957,000       2,722,000
  Other                                             40,000          15,000
 Unearned revenues                               1,036,000         133,000
 Other current liabilities                          40,000          32,000
                                             -------------   -------------

  Total current liabilities                     11,663,000      11,063,000
                                             -------------   -------------

Long-Term Debt                                  41,922,000      40,446,000
                                             -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding          519,000         519,000
 Additional paid-in capital                     75,212,000      75,212,000
 Accumulated deficit                          (120,761,000)   (118,236,000)
                                             -------------   -------------

  Total shareholders' deficit                  (45,030,000)    (42,505,000)
                                             -------------   -------------

                                             $   8,555,000   $   9,004,000
                                             =============   =============



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Three Months Ended
                                                        March 31,
                                               --------------------------
                                                   2000          1999
                                               -----------   -----------
Revenues:
 System sales and support services             $   717,000   $ 1,905,000
 Consulting fees                                         -       300,000
                                               -----------   -----------

  Total revenues                                   717,000     2,205,000
                                               -----------   -----------

Expenses:
 Cost of sales                                     270,000     1,018,000
 Marketing                                          43,000         9,000
 System development and support services           731,000       612,000
 General and administrative                        631,000       697,000
 Depreciation                                       47,000        44,000
                                               -----------   -----------

  Total expenses                                 1,722,000     2,380,000
                                               -----------   -----------

 Loss from operations                           (1,005,000)     (175,000)
                                               -----------   -----------

Non-operating income (expense):
 Interest income                                   123,000       212,000
 Interest expense                               (1,710,000)   (3,980,000)
 Equity in earnings of Limited Partnership               -     2,022,000
 Restructuring costs                                     -       (82,000)
                                               -----------   -----------

  Total non-operating expense, net              (1,587,000)   (1,828,000)
                                               -----------   -----------

Loss before income taxes                        (2,592,000)   (2,003,000)
 Income tax benefit (provision)                     67,000       (33,000)
                                               -----------   -----------

Net loss                                       $(2,525,000)  $(2,036,000)
                                               ===========   ===========

Basic and diluted net loss per common share          $(.49)        $(.39)
                                               ===========   ===========




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Three Months Ended
                                                                    March 31,
                                                            --------------------------
                                                                2000          1999
                                                            ------------  ------------
OPERATING ACTIVITIES:
 Net loss                                                   $(2,525,000)  $(2,036,000)
 Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation and amortization, including
   accretion of debt discount                                 1,523,000     1,322,000
  Equity in earnings of Limited Partnership                           -    (2,022,000)
  Distributions received from Limited Partnership                     -     2,017,000
  Deferred income tax (benefit) provision                        (2,000)        6,000
  Decrease in accounts receivable                               189,000       119,000
  (Decrease) increase in accounts payable and
   other accrued liabilities                                   (311,000)    1,441,000
  Net change in other current assets and liabilities            687,000       (41,000)
  Net change in noncurrent due from affiliates                  233,000        10,000
                                                            -----------   -----------

  Net cash (used in) provided by operating activities          (206,000)      816,000
                                                            -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                            (27,000)      (16,000)
 Collections on notes receivable                                      -       174,000
                                                            -----------   -----------

   Net cash (used in) provided by investing activities          (27,000)      158,000
                                                            -----------   -----------

  Net (decrease) increase in cash and cash equivalents         (233,000)      974,000
  Cash and cash equivalents at beginning of period            4,801,000    10,616,000
                                                            -----------   -----------

  Cash and cash equivalents at end of period                $ 4,568,000   $11,590,000
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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization, Business and Basis of Presentation

     Greate Bay Casino Corporation ("GBCC"), a Delaware corporation, is currently engaged in the development, installation and maintenance of casino systems through its wholly owned subsidiary, Advanced Casino Systems Corporation ("ACSC"). In prior years, GBCC and its other subsidiaries were also engaged in the operation and management of and provision of services to casino properties, including the ownership and operation of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and, until October 1999, contracts to manage and consult with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica County, Mississippi (the "Tunica Casino") (see Notes 7 and 8). As explained below, the GBCC subsidiary which owns the Sands is currently in Chapter 11 proceedings and GBCC does not expect to have ownership or operating control after reorganization. The GBCC subsidiary which held the management and consulting contracts completed its reorganization under Chapter 11 in October 1999 and is no longer owned by GBCC. Accordingly, as further described below, the activities of the subsidiaries which own the Sands and which held the management contracts with the Aurora and Tunica casinos are no longer included in the operating results of GBCC.

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

     Until October 1999, HCC owned the general partnership interest in Pratt Management, L.P. ("PML"), the limited partnership which held the management contract on the Aurora Casino. Such ownership interest was acquired from PPI Corporation, a wholly owned subsidiary of GBCC, effective April 1, 1997. As a result, GBCC's limited partnership interest in PML which was held by its wholly owned subsidiary, Pratt Casino Corporation ("PCC"), was presented under the equity method of accounting (see Note 8). As explained below, the operating results of PCC including its equity in the earnings of PML for periods subsequent to May 25, 1999 are not included in the consolidated results of operations of GBCC.

     Current GBCC Operations -

     GBCC's only significant remaining operating activity is the development, installation and maintenance of casino systems by ACSC. GBCC and its subsidiaries currently have debt outstanding to HCC at March 31, 2000 consisting of (1) demand notes and accrued interest thereon totaling $9,707,000 (see Notes 4 and 7) and (2) a 14.875% secured promissory note due 2006 in the amount of $41,922,000 (see Note 5). ACSC's operations do not generate sufficient cash flow to provide debt service on the HCC demand obligations and, consequently, GBCC is currently insolvent. Additionally, semi-annual interest payments of approximately $3.5 million attributable to the 14.875% secured promissory note become payable commencing in February 2001. Accordingly, GBCC has commenced discussions with HCC to restructure its obligations and, in that connection, has entered into a standstill agreement with HCC. Under the standstill agreement, monthly payments of principal and interest due from HCC for the three months ended May 1, 2000 with respect to a note more fully described in Note 7 have been deferred until June 1, 2000 in consideration of HCC's agreement not to demand payment of principal or interest on the previously described demand notes outstanding to GBCC. There can be no assurance at this time that the discussions with HCC will result

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


in a restructuring of GBCC's obligations to HCC. In addition, it is possible that any restructuring will result in a conveyance of all of GBCC's remaining assets, including ACSC, to HCC in order to satisfy GBCC's obligations to HCC. Any restructuring of GBCC's obligations, consensual or otherwise, will require the Company to file for protection under federal bankruptcy laws.

     The insolvency of GBCC raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     GB Holdings, Inc. and Subsidiaries -

     On January 5, 1998, GB Holdings, Inc. ("Holdings"), at that time a wholly owned subsidiary of GBCC, together with Holdings' wholly owned subsidiaries, GB Property Funding Corp. ("GB Property Funding") and Greate Bay Hotel and Casino, Inc. ("GBHC"), filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "New Jersey Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the New Jersey Bankruptcy Court. On June 1, 1999, a plan of reorganization was filed by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provided for the secured bondholders to receive new debt and 100% of the equity ownership of Holdings in exchange for their current claims and for unsecured creditors to receive a partial cash settlement of their claims. Subsequent to the filing of a reorganization plan by the debtors, two competing plans were filed by (1) Park Place Entertainment Corporation, a large and diversified gaming company with significant operations in Atlantic City, and (2) jointly by High River Limited Partnership, an entity controlled by Carl C. Icahn, and by the Official Committee of Unsecured Creditors. Both of these plans provide for significant cash infusions by the plan proponents in exchange for equity in a reorganized Holdings ranging from 46.3% to 57.7% with the secured bondholders to receive the remaining equity in reorganized Holdings together with new secured debt. None of the plans provide for any distributions to the present shareholders. A hearing on the adequacy of the disclosure statements relating to the various plans was held on April 5, 2000. Creditors are currently voting on the competing plans and a confirmation hearing is scheduled to begin on June 20, 2000. Effective on December 31, 1998, GBCC's ownership of Holdings was reduced to 79% (see Note
10).

     As a result of the Chapter 11 filings, GBCC's control over the filing subsidiaries is subject to supervision of the New Jersey Bankruptcy Court and GBCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Prior to July 7, 1998, New Jersey Management, Inc. ("NJMI"), a wholly owned subsidiary of GBCC, was responsible for the operations of the Sands under a management agreement with GBHC. On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the existing management agreement with NJMI. A substitute agreement (the "Interim Agreement") was entered into on June 27, 1998 and approved by the New Jersey Bankruptcy Court on July 7, 1998. Under the Interim Agreement, NJMI continued to provide certain agreed upon services to GBHC until September 28, 1998. Furthermore, as the result of a settlement agreement reached by GBCC and Holdings during September 1998 (see Note 10), GBCC no longer controls the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)



balance sheets. During the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for under the equity method of accounting (see Note 10). As a result of GBCC no longer controlling the operations of the Sands, the expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, GBCC's investment in Holdings and its subsidiaries as well as certain amounts due to Holdings were revalued to a zero basis effective on July 1, 1998. Accordingly, for periods subsequent to June 30, 1998, GBCC has accounted for its investment in Holdings under the cost method of accounting.

     Pratt Casino Corporation and Subsidiaries -

     The filings under Chapter 11 by Holdings, GB Property Funding and GBHC resulted in a default under the indenture for $85,000,000 principal amount of 11.625% senior notes due 2004 (the "PRT Funding Notes") issued by PRT Funding Corp. ("PRT Funding"), an indirect, wholly owned subsidiary of GBCC. Accordingly, the outstanding principal amount of the PRT Funding Notes accelerated and became currently due and payable. PCC, as guarantor of the PRT Funding Notes, did not have sufficient assets to satisfy the outstanding amounts applicable to the PRT Funding Notes. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the PRT Funding Notes continued. In connection with the Restructuring (as defined below) PRT Funding paid deferred interest amounting to $6,768,000 to the bondholders on April 30, 1999.

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

     The successful completion of the Restructuring required that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such petitions for relief were filed on a May 25, 1999 in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court") and the related plan of reorganization was filed on May 26, 1999. The plan was confirmed by the Delaware Court on October 1, 1999. On October 13, 1999, GBCC sold its ownership of PCC, which held the consulting agreement with the Tunica Casino and the limited partnership interest in PML (see Notes 7 and 8) to HCC. When sold by GBCC, PCC's assets consisted of the limited partnership interest and the consulting agreement valued in the aggregate at

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)



$40,329,000. PCC's liabilities consisted of an obligation in the amount of $40,329,000 payable in satisfaction of the PRT Funding Notes. HCC settled the obligation on October 14, 1999. GBCC's claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings as well as other claims previously held by PCC, PRT Funding and NJMI were conveyed to Greate Bay Holdings, L.L.C., a new GBCC subsidiary, for the benefit of the PRT Funding noteholders (see Note 9).

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

     Financial Reporting -

     The consolidated financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 have been prepared by GBCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of March 31, 2000 and the results of its operations and cash flows for the three month periods ended March 31, 2000 and 1999.

(2)  Net loss per common share -

     Basic net loss per common share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per common share is calculated for any period in which income from continuing operations was earned by dividing the components of net income by the weighted average number of shares of common stock and potential common shares outstanding. All potential common shares are excluded from the calculation of diluted net loss per share for periods during which a loss was incurred because the effect of their inclusion would be antidilutive.

     For each of the three month periods ended March 31, 2000 and 1999, there were no potential common shares outstanding and basic and diluted loss per share were the same. The weighted average number of shares of common stock used in the calculation of both basic and diluted loss per share was 5,186,627 for each of the three month periods ended March 31, 2000 and 1999.

(3)  Revenue recognition -

     ACSC licenses casino information technology systems to affiliates of GBCC as well as to non-affiliated casino companies. Revenue is generally recognized when all significant contractual obligations have been satisfied and collection is reasonably assured. Revenue from hardware and inventory sales is recognized upon delivery and acceptance. Revenues from services is recognized upon performance.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     Certain of ACSC's sales of software to third parties are pursuant to agreements which specify modifications to be made, require on-going vendor support or provide for other specialized terms and conditions. In recognizing revenue under such agreements, ACSC has adopted and complies with the reporting requirements of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") issued by the American Institute of Certified Public Accountants. The provisions of SOP 97-2 require, among other things, that revenue from software sales that do not require significant production, modification or customization be recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed as determinable and collectability is probable. Software sales for which significant modifications are required are recognized under a percentage-of-completion method based on costs incurred to date compared with total estimated costs. Profit estimates on such contracts are reviewed periodically whenever there is a change in facts or circumstances. Any losses on a contract would result in the full amount of the loss being recognized immediately.

     Unearned revenues of $1,036,000 and $133,000 at March 31, 2000 and December 31, 1999, respectively, represent deposits or prepayments received by customers for services yet to be performed. Such advance payments are applied over the lives of the contracts.

(4)  Borrowings from Affiliate

     GBCC and its subsidiaries had outstanding affiliate borrowings from HCC of $6,750,000 as of both March 31, 2000 and December 31, 1999. During the third quarter of 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13.75% per annum payable quarterly commencing October 1, 1996; such funds were loaned by GBCC to GBHC for working capital purposes on the same terms. On September 2, 1998, the working capital loans to GBHC were cancelled as part of a settlement agreement among GBCC and Holdings, together with certain of their subsidiaries, and HCC (see Note 10). In addition, a $250,000 loan from HCC with interest at the rate of 14% per annum payable semiannually was due on April 1, 1998; to date, such payment has not been made.

(5)  Long-Term Debt and Pledge of Assets

     Long-term debt consists of the following:

                                                       March 31,   December 31,
                                                          2000         1999
                                                      -----------  ------------
 14.875% secured promissory note, due 2006, net of
   discount of $5,681,000 and $7,157,000,
   respectively                                       $41,922,000   $40,446,000

   Less - current maturities                                    -             -
                                                      -----------  ------------

     Total long-term debt                             $41,922,000   $40,446,000
                                                      ===========  ============

     On February 17, 1994, PPI Funding Corp., a subsidiary of GBCC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for the

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

$38,779,000 principal amount of 15.5% unsecured notes (the "PCPI Notes") held by HCC and issued by PCPI Funding Corp., another subsidiary of GBCC. The PPI Funding Notes were discounted to yield interest at the rate of 14.875% per annum and had a face value of $110,636,000. Subsequent principal payment by PPI Funding Corp. reduced the maturity value of the notes to $98,353,000 at December 31, 1996. During the second quarter of 1997, HCC assigned $13,750,000 undiscounted principal amount of the PPI Funding Notes to PPI Corporation as consideration, in part, for HCC's acquisition of the general partnership interest in PML (see Note 7). Such assignment reduced the maturity value of the notes to $84,603,000. At December 31, 1997, an additional $37,000,000 undiscounted face value ($23,631,000 discounted value) of the PPI Funding Notes was forgiven by HCC, further reducing the maturity value to $47,603,000. Payment of interest on the PPI Funding Notes is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006.

     No interest was paid during either of the three month periods ended March 31, 2000 or 1999.

(6)  Income Taxes

     GBCC's benefit (provision) for income taxes consists of the following:

                                            Three Months Ended
                                                 March 31,
                                           ---------------------
                                                2000        1999
                                           ---------   ---------
Federal income tax benefit (provision):
 Current                                   $       -   $ (25,000)
 Deferred                                    871,000     377,000
State income tax benefit (provision):
 Current                                      65,000      (2,000)
 Deferred                                      2,000     161,000
 Valuation allowance                        (871,000)   (544,000)
                                           ---------   ---------

                                           $  67,000   $ (33,000)
                                           =========   =========

     GBCC paid no federal income taxes during the three month period ended March 31, 2000; federal income taxes of $25,000 were paid during the three month period ended March 31, 1999. GBCC paid no state income taxes during either of the three month periods ended March 31, 2000 or 1999.

     Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the nondeductibility for income tax purposes of certain items, including meals and entertainment and certain other expenses. Deferred taxes are computed based on the expected future tax effects of differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates. Deferred income taxes result primarily from differences in the timing of deductions between financial and federal tax reporting purposes and from the use of the allowance method rather than the direct write-off method for doubtful accounts.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)



     As a result of a settlement agreement entered into in September 1998 (see
Note 10), Holdings and its subsidiaries are no longer included in the consolidated tax return of GBCC for periods subsequent to December 31, 1998.
The deconsolidation and sale of PCC and its subsidiaries has also resulted in those entities no longer being included in GBCC's consolidated tax return for periods subsequent to October 1999. As of March 31, 2000, GBCC and its subsidiaries, exclusive of Holdings and its subsidiaries, have net operating loss carryforwards ("NOL's") totaling approximately $17,400,000 for federal income tax purposes, none of which begin to expire until the year 2012. Additionally, GBCC and its subsidiaries have alternative minimum tax and other tax credits available totaling approximately $29,000 and $511,000, respectively. Alternative minimum tax credits do not expire and the other tax credits expire in 2000 ($97,000) and 2001 ($414,000). Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), requires that the tax benefit of such NOL's, credit carryforwards and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of such asset is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of such asset is more likely than not and, thus, has provided valuation allowances for substantially all of the deferred tax assets for all periods presented. The remaining deferred tax assets represent state timing differences expected to be utilized.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     The components of the net deferred tax asset are as follows:

                                       March 31,    December 31,
                                         2000          1999
                                      -----------   ------------
Deferred tax assets:
  Net operating loss carryforwards    $ 5,901,000    $ 5,060,000
  Allowance for doubtful accounts          94,000         94,000
  Investment and jobs tax credits         511,000        511,000
  Other liabilities and accruals           68,000         11,000
  Alternative minimum tax credit           29,000         29,000
                                      -----------    -----------

    Total deferred tax assets           6,603,000      5,705,000
Deferred tax liability -
   Depreciation                           (25,000)             -
                                      -----------    -----------

Net deferred tax asset                  6,578,000      5,705,000
Valuation allowance                    (6,554,000)    (5,683,000)
                                      -----------    -----------

                                      $    24,000    $    22,000
                                      ===========    ===========

Classified as:
 Other current assets                 $    14,000    $     9,000
 Deferred tax asset                        10,000         13,000
                                      -----------    -----------

                                      $    24,000    $    22,000
                                      ===========    ===========

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

     GBCC was included in the consolidated federal income tax returns of HCC until HCC distributed the stock of GBCC it owned to its shareholders on December 31, 1996. The Internal Revenue Service has been examining the consolidated federal income tax returns of HCC for the years 1993 through 1996 during which period GBCC was included. Such examination for 1993 and 1994 has been completed and resulted in adjustments to GBCC's consolidated NOL's and deferred tax assets, but in no additional tax obligations. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC, including GBCC, for 1995 and 1996. Until such examination is completed, allocations of tax attributes and additional alternative minimum tax or regular tax obligations, if any, can not be determined. Due to the inclusion of Holdings and its subsidiaries in such consolidated returns, an as yet undetermined

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


portion of any resulting tax liability to GBCC may be recoverable from Holdings. As a result, management is presently unable to estimate the ultimate impact of the examination on the consolidated financial position or results of operations of GBCC.

(7)  Transactions with Related Parties

     In April 1997, HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount ($7,597,000 discounted value) of PPI Funding Notes (see Note 5) and $350,000 of accrued interest due from GBCC to PPI Corporation in exchange for the general partnership interest in PML. The $3,800,000 note was payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. The note was amended as of the October 1999 acquisition of PCC by HCC (see Note 1) to provide for monthly installments of $83,000 including interest and additional quarterly principal payments of $21,000 beginning January 1, 2000. During March 2000, PPI Corporation and HCC entered into an agreement to defer the March and April payments of principal and interest on the note until May while negotiations continue to restructure the obligation. The deferral of payments was extended for one additional month in May 2000. These deferrals do not extend the maturities or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment date of June 1, 2000. The outstanding note balances at March 31, 2000 and December 31, 1999 are $1,893,000 and $2,033,000,
respectively. Of these balances, $946,000 and $853,000, respectively, are included in current amounts due from affiliates and $947,000 and $1,180,000, respectively, are included in noncurrent amounts due from affiliates at March 31, 2000 and December 31, 1999. Interest income on the note from HCC amounted to $66,000 and $94,000, respectively, during the three month periods ended March 31, 2000 and 1999. Accrued interest receivable of $43,000 and $24,000, respectively, is included in amounts due from affiliates on the accompanying consolidated balance sheets at March 31, 2000 and December 31, 1999.

     Pursuant to a consulting agreement which was terminated effective October 13, 1999 with Hollywood Casino - Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino, PCC received monthly consulting fees of $100,000. Fees amounting to $300,000 are included on the accompanying consolidated statement of operations for the three month period ended March 31, 1999.

     HCC and its subsidiaries allocate certain general and administrative costs to GBCC and its subsidiaries pursuant to services agreements. Net allocated costs and fees charged to GBCC and its subsidiaries by HCC and its subsidiaries amounted to $69,000 and $157,000, respectively, during the three month periods ended March 31, 2000 and 1999. In connection with such charges, payables in the amount of $15,000 and $20,000 are included in accounts payable on the accompanying consolidated balance sheets at March 31, 2000 and December 31, 1999, respectively.

     ACSC provides computer, marketing and other administrative services to GBHC and to HCC and its subsidiaries. Computer services provided include hardware, software and operator support and, for the most part, such services are billed by ACSC at its direct cost plus expenses incurred. ACSC and HCT entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999 to

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


provide such services and to license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT paid ACSC for such equipment and licensed such software at amounts and on terms and conditions that ACSC provides to unrelated third parties. HCT also paid ACSC a fixed license fee of $33,600 per month. ACSC also provided services to HCA through HCA's management agreement with PML. ACSC's service agreements with PML and HCT terminated on October 13 and December 31, 1999, respectively. ACSC continues to provide services to HCA and HCT on an as needed basis at third party consulting rates while negotiations for new service agreements continue. ACSC's billings to HCC and its subsidiaries for such services amounted to $384,000 and $289,000, respectively, for the three month periods ended March 31, 2000 and 1999. Unpaid charges from HCC and its subsidiaries included in due from affiliates on the accompanying consolidated balance sheets at March 31, 2000 and December 31, 1999 amounted to $123,000 and $106,000, respectively. Billings to GBHC amounted to $113,000 and $232,000, respectively, for the three month periods ended March 31, 2000 and 1999. Unpaid charges to GBHC included in due from affiliates on the accompanying consolidated balance sheets at March 31, 2000 and December 31, 1999 amounted to $93,000 and $76,000, respectively.

     ACSC has outstanding payables to GBHC amounting to $159,000 at both March 31, 2000 and December 31, 1999 included in accounts payable on the accompanying consolidated balance sheets.

     Interest expense with respect to borrowings from HCC is set forth below:

                                  Three Months Ended March 31,
                                  ----------------------------
                                     2000              1999
                                  ----------        ----------
PPI Funding Notes (Note 5)        $1,476,000        $1,278,000
Short-term borrowings (Note 4)       235,000           232,000

     Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balances at March 31, 2000 and December 31, 1999. Interest accrued on short-term borrowings at March 31, 2000 and December 31, 1999, which amounted to $2,957,000 and $2,722,000, respectively, is included in interest payable on the accompanying consolidated balance sheets.

(8)  Investment in Pratt Management, L.P.

     Prior to the Restructuring in October 1999 (see Note 1), PCC held the limited partnership interest in PML which earned management fees from the Aurora Casino and incurred operating and other expenses with respect to its management thereof. As the limited partner in PML, PCC received 1% of the first $84,000 of net income earned by the partnership each month and 99% of any income earned above such amount. PML earned management fees amounting to $2,600,000 during the three month period ended March 31, 1999. PML also incurred operating and other expenses amounting to $307,000 during the three month period ended March 31, 1999.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(9)  Greate Bay Holdings, L.L.C. -

     Greate Bay Holdings, L.L.C. is an indirect, wholly owned limited liability subsidiary of GBCC formed in October 1999 for the purpose of holding the remaining assets of PCC not acquired by HCC in connection with the Restructuring. Such assets consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings. Greate Bay Holdings, L.L.C. has no operating activities and all transactions, once approved by the Delaware Bankruptcy Court, are accounted for as an adjustment to its net assets and obligations. In accordance with the plan of reorganization confirmed by the Delaware Bankruptcy Court in October 1999, the holders of the PRT Funding Notes will at some future date receive whatever assets of Greate Bay Holdings, L.L.C. remain in final settlement of their claims. Accordingly, because control by GBCC of Greate Bay Holdings, L.L.C. is temporary and because all of its net assets have an offsetting liability to the holders of the PRT Funding Notes, the accounts of Greate Bay Holdings, L.L.C. are not included in the accompanying consolidated balance sheets of GBCC at March 31, 2000 or December 31, 1999.

     The schedule below sets forth the accounts of Greate Bay Holdings, L.L.C.:

                                                          March 31,  December 31,
                                                           2000         1999
                                                        -----------  -----------
  Cash and cash equivalents                             $   283,000  $   402,000
  Receivables from Holdings and its subsidiaries (a)     23,247,000   23,247,000
                                                        -----------  -----------

  Total assets                                           23,530,000   23,649,000
                                                        -----------  -----------

  Accounts payable and accrued liabilities                   44,000      156,000
  Due to holders of PRT Funding Notes (a)                23,258,000   23,254,000
  Litigation reserve as established by the plan
    of reorganization                                       228,000      239,000
                                                        -----------  -----------

  Total obligations                                      23,530,000   23,649,000
                                                        -----------  -----------

  Net assets                                            $         -  $         -
                                                        ===========  ===========


---------------

(a) It is anticipated that Greate Bay Holdings, L.L.C. will realize substantially less than the carrying amount of the receivables from Holdings upon confirmation of a plan of reorganization. Amounts due to holders of the PRT Funding Notes will be reduced correspondingly.

(10) Litigation

     Subsidiary Chapter 11 Filings and Related Litigation -

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the New Jersey Bankruptcy Court. On June 1, 1999, a plan of reorganization was filed by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provided for the secured bondholders to receive new debt and 100% of the equity ownership of Holdings in exchange for their current claims and for unsecured creditors to receive a partial cash settlement of their claims. Subsequent to the filing of a reorganization plan by the debtors, two competing plans were filed by (1) Park Place Entertainment Corporation, a large and diversified gaming company with significant operations in Atlantic City, and (2) jointly by High River Limited Partnership, an entity controlled by Carl C. Icahn, and by the Official Committee of Unsecured Creditors. Both of these plans provide for significant cash infusions by the plan proponents in exchange for equity in a reorganized Holdings ranging from 46.3% to 57.7% with the secured bondholders to receive the remaining equity in reorganized Holdings together with new secured debt. None of the plans provide for any distributions to the present shareholders. A hearing on the adequacy of the disclosure statements relating to the various plans was held on April 5, 2000. Creditors are currently voting on the competing plans and a confirmation hearing is scheduled to begin on June 20, 2000.

     On May 22, 1998, GBHC filed a motion with the New Jersey Bankruptcy Court seeking to reject its management agreement with NJMI. The Interim Agreement was entered into and approved by the New Jersey Bankruptcy Court on July 7, 1998 and the motion to reject the management agreement was approved by the New Jersey Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement described below, GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract and, with the passage of time, the cancellation thereof.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


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

     Planet Hollywood Litigation -

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

(11) Operating Leases

     GBCC and its subsidiaries lease office space and operating equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through the year 2004 and several contain automatic renewals unless notice of termination is given. Some of the operating leases also include minimal contingent rental payments based on levels of use. Total rental expense amounted to $101,000, and $98,000, respectively, during the periods ended March 31, 2000 and 1999.

     Future minimum lease payments as of March 31, 2000 under operating leases having an initial or remaining noncancelable lease term in excess of one year are as follows:

     2000(nine months)                        $286,000
     2001                                      351,000
     2002                                      173,000
     2003                                        4,000
     2004                                        2,000
                                              --------

                                              $816,000
                                              ========

(12) Major Customers

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

                                                         Three Months Ended
                                                             March 31,
                                                        ---------------------
                                                           2000        1999
                                                        ---------   ---------
Total percentage of period revenues attributable to
 installation contracts                                    15.7%        74.1%
Percentage of period revenues attributable to
 affiliate sales                                           47.2%        16.6%

(13) Reclassifications

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2000 consolidated financial statement presentation.

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

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities

     In prior years, GBCC and its subsidiaries conducted three major business activities: (1) non-casino operations and the management thereof, (2) management services for casino operations and (3) ownership of the Sands Hotel and Casino in Atlantic City, New Jersey. As a result of the Chapter 11 filings by PCC, PRT Funding and NJMI and the resulting plan of reorganization confirmed in October 1999, GBCC no longer provides casino-related management services. As a result of Holdings and GBHC's Chapter 11 filings, GBCC does not anticipate that it will retain an equity position in the Sands. Accordingly, GBCC's current business activity consists solely of the operations of ACSC.

     ACSC licenses casino information technology systems to HCC's casino facilities, the Sands and non-affiliated casino companies. The results of ACSC's operations for the three month periods ended March 31, 2000 and 1999 are set forth below:

                                              Three Months Ended
                                                    March 31,
                                             -----------------------
                                                2000         1999
                                             ----------   ----------
System sales and support service revenues    $  717,000   $1,905,000
                                             ----------   ----------

Cost of sales                                   270,000    1,018,000
Marketing                                        43,000        9,000
System development and support services         731,000      612,000
General and administrative                      396,000      265,000
Depreciation                                     47,000       44,000
                                             ----------   ----------

                                              1,487,000    1,948,000
                                             ----------   ----------

Loss from operations                         $ (770,000)  $  (43,000)
                                             ==========   ==========

     The decrease in operating income during the first quarter of 2000 from the same period in 1999 is due to a decline in revenues from system installation contracts coupled with increased salaries and overhead costs

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)



associated with ACSC's marketing of its information technology products (see "Results of Operations" below).

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

                                             Three Months Ended
                                                  March 31,
                                             ------------------
                                               2000      1999
                                             --------  --------
Total percentage of period revenues
 attributable to installation
 contracts                                      15.7%     74.1%
Percentage of period revenues attributable
 to affiliate sales                             47.2%     16.6%

     GBCC and its subsidiaries currently have debt outstanding to HCC at March 31, 2000 consisting of (1) demand notes (the "GBCC Notes")and accrued interest thereon totaling $9.7 million and (2) a 14.875% secured promissory note due 2006 (the "PPI Funding Notes") in the amount of $41.9 million. ACSC's operations do not generate sufficient cash flow to provide debt service on the HCC demand obligations and, consequently, GBCC is currently insolvent. Additionally, semi-annual interest payments of approximately $3.5 million attributable to the 14.875% secured promissory note become payable commencing in February 2001. Accordingly, GBCC has commenced discussions with HCC to restructure its obligations and, in that connection, has entered into a standstill agreement with HCC. Under the standstill agreement, monthly payments of principal and interest due from HCC for the three months ended May 1, 2000 with respect to an intercompany note more fully described in Note 7 of the Notes to Consolidated Financial Statements have been deferred until June 1, 2000 in consideration of HCC's agreement not to demand payment of principal or interest on the previously described demand notes outstanding to GBCC. There can be no assurance at this time that the discussions with HCC will result in a restructuring of GBCC's obligations to HCC. In addition, it is possible that any restructuring will result in a conveyance of all of GBCC's remaining assets, including ACSC, to HCC in order to satisfy GBCC's obligations to HCC. Any restructuring of GBCC's obligations, consensual or otherwise, will require the Company to file for protection under federal bankruptcy laws.

     The insolvency of GBCC raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Financing Activities

     During 1994, GBCC issued $40.5 million discounted principal amount of deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38.8 million principal amount of 15.5% notes issued by

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)



another GBCC subsidiary and held by HCC. Effective as of April 1, 1997, HCC acquired from PPI Corporation the general partnership interest in PML which, prior to October 14, 1999, held the Aurora management contract. The acquisition price for the general partnership interest included, among other things, the assignment of $7.6 million discounted amount of the PPI Funding Notes to PPI Corporation. During 1997, HCC forgave $23.6 million discounted principal amount of the PPI Funding Notes. The remaining PPI Funding Notes have a maturity value of $47.6 million. Payment of interest on the PPI Funding Notes is deferred through February 17, 2001 at which time interest will become payable semiannually with the unpaid balance due on February 17, 2006.

     Consideration paid by HCC to acquire the general partnership interest in PML also included a note in the original amount of $3.8 million. Annual principal and interest payments by HCC on the $3.8 million note have approximated the general partner's share of annual partnership distributions which were made to HCC. During March 2000, GBCC and HCC entered into the standstill agreement previously described to defer the March and April payments of principal and interest on the note until May while negotiations continue to restructure the obligation. The deferral of payments was extended for one additional month in May 2000. These deferrals do not extend the maturities or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment date of June 1, 2000.

     The GBCC Notes include $6.5 million borrowed from HCC during the third quarter of 1996. Such borrowing accrues interest at the rate of 13.75% per annum payable quarterly commencing October 1, 1996. GBCC loaned the proceeds from this loan to GBHC on similar terms. The loan to GBHC along with the related interest receivable were cancelled as part of a settlement agreement approved by the New Jersey Bankruptcy Court on September 2, 1998.

     As previously described, GBCC has commenced discussions with HCC to restructure its obligations. There can be no assurance at this time that the discussions with HCC will result in a restructuring of GBCC's obligations to HCC or that any restructuring will not result in a conveyance of all of GBCC's remaining assets, including ACSC, to HCC in order to satisfy these obligations. Any restructuring of GBCC's obligations, consensual or otherwise, will require the Company to file for protection under federal bankruptcy laws.

     Capital Expenditures and Other Investments

     Property and equipment additions during the three month period ended March 31, 2000 totaled $27,000; management anticipates that capital expenditures during the remainder of 2000, consisting only of ongoing equipment replacements and enhancements at ACSC, will not be significant.

RESULTS OF OPERATIONS

     General

     As a result of the filings by Holdings, GB Property Funding, and GBHC, GBCC's control over the filing subsidiaries is subject to the supervision of the Bankruptcy Court. GBCC does not expect to have ownership or operating control of such subsidiaries after reorganization. For the three month periods ended

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)



March 31, 2000 and 1999, the accompanying consolidated statements of operations reflect the operations of Holdings and its subsidiaries under the cost method of accounting.

     The accompanying consolidated statement of operations for the three month period ended March 31, 1999 includes the activities of PCC, NJMI and PRT Funding on a consolidated basis. GBCC sold its interest in PCC to HCC during October 1999 as part of the Restructuring. Accordingly, PCC and its subsidiaries are no longer included in the consolidated financial statements of GBCC.

     HCC acquired the general partnership interest in PML from a subsidiary of GBCC effective April 1, 1997. From that date until October 14, 1999, GBCC held only the limited partnership interest in PML. This interest is presented under the equity method of accounting on the accompanying consolidated statement of operations for the three month period ended March 31, 1999.

     Revenues

     System sales and support service revenues earned by ACSC declined $1.2 million (62.4%) during the three month period ended March 31, 2000 compared to the prior year period. Such decrease results from a significant installation contract for ACSC's slot monitoring system during the first quarter of 1999 for which there was no corresponding contract during the 2000 first quarter period.

     Consulting fees earned by PCC from the Tunica Casino, which amounted to $300,000 during the first quarter of 1999, were eliminated with the sale of PCC to HCC as part of the Restructuring in October 1999.

     Cost of Sales

     ACSC's cost of sales decreased $748,000 (73.5%) during the three month period ended March 31, 2000 compared to the three month period ended March 31, 1999. Such decrease reflects the 62.4% decline in system sales and support service revenues previously noted.

     Marketing Expenses

     Marketing expenses increased by $34,000 (377.8%) during the three month period ended March 31, 2000 compared to the three month period ended March 31, 1999 due to incremental travel and advertising relating to increased efforts to sell its information technology products to unaffiliated third parties.

     General and Administrative Expenses

     GBCC's general and administrative expenses decreased by $66,000 (9.5%) during the three month period ended March 31, 2000 compared to the 1999 period. Increases in salaries and overhead costs incurred by ACSC ($131,000) were partially offset by savings in overhead charges from HCC ($88,000). The 1999 three month period expenses also include approximately $120,000 of expenses incurred by NJMI in connection with the termination of its casino management services.

     Interest

     Interest income decreased $89,000 (42%) during the first quarter of 2000 compared to the same period during 1999 as less cash was available for investment purposes and less interest was earned on GBCC's note receivable from HCC due to principal reductions. Interest expense decreased $2.3 million (57%) during the three month period ended March 31, 2000 compared to the same period in 1999. Interest expense on the PRT Funding Notes which were settled as part of the Restructuring amounted to $2.5 million during the 1999 first quarter period.

     Equity in Earnings of Limited Partnership

     During the first quarter of 1999, PCC continued to hold the limited partnership interest in PML which earned management fees from the Aurora Casino. The Agreement of Limited Partnership of PML provided for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner. GBCC reflected the equity in earnings of PML only through the May 25, 1999 deconsolidation of PCC.

     Restructuring Costs

     Restructuring costs during the first quarter relate to fees incurred with respect to the Chapter 11 filings by PCC and its subsidiaries. Such costs ceased with the deconsolidation of PCC in May 1999.

     Income Tax Provision

     As a result of a settlement agreement entered into in September 1998 (see
Note 10 of Notes to Consolidated Financial Statements), Holdings and its subsidiaries are no longer included in the consolidated tax return of GBCC for periods subsequent to December 31, 1998. The deconsolidation and sale of PCC and its subsidiaries has also resulted in those entities no longer being included in GBCC's consolidated tax return for periods subsequent to October 1999. Due to the availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of deferred tax assets resulting from NOL's and temporary differences is more likely than not. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", GBCC has provided valuation allowances for substantially all of the deferred tax assets at March 31, 2000 and December 31, 1999. The remaining deferred tax assets represent state timing differences expected to be utilized.

     GBCC was included in the consolidated federal income tax returns of HCC until HCC distributed the stock of GBCC it owned to its shareholders on December 31, 1996. The Internal Revenue Service has been examining the consolidated federal income tax returns of HCC for the years 1993 through 1996 during which period GBCC was included. Such examination for 1993 and 1994 has been completed and resulted in adjustments to GBCC's consolidated NOL's and deferred tax assets, but in no additional tax obligations. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC, including GBCC, for 1995 and 1996. Until such examination is completed, allocations of tax attributes and additional alternative minimum tax or regular tax obligations, if any, can not be determined. Due to the inclusion of Holdings and its subsidiaries in such consolidated returns, an as yet undetermined portion of any resulting tax liability to GBCC may be recoverable from Holdings. As a result, management

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)



is presently unable to estimate the ultimate impact of the examination on the consolidated financial position or results of operations of GBCC.

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

PART II:  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

     Subsidiary Chapter 11 Filings and Related Litigation -

     On January 5, 1998, Holdings, GB Property Funding and GBHC each filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the New Jersey Bankruptcy Court. On January 11, 1999, the New Jersey Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. On June 1, 1999, a plan of reorganization was filed by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provided for the secured bondholders to receive new debt and 100% of the equity ownership of Holdings in exchange for their claims and for unsecured creditors to receive a partial cash settlement of their claims. Subsequent to the filing of a reorganization plan by the debtors, two competing plans were filed by (1) Park Place Entertainment Corporation, a large and diversified gaming company with significant operations in Atlantic City, and (2) jointly by High River Limited Partnership, an entity controlled by Carl C. Icahn, and by the Official Committee of Unsecured Creditors. Both of these plans provide for significant cash infusions by the plan proponents in exchange for equity in a reorganized Holdings ranging from 46.3% to 57.7% with the secured bondholders to receive the remaining equity in reorganized Holdings together with new secured debt. None of the plans provide for any distributions to the present shareholders. A hearing on the adequacy of the disclosure statements relating to the various plans was held on April 5, 2000. Creditors are currently voting on the competing plans and a confirmation hearing is scheduled to begin on June 20, 2000.

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

     Planet Hollywood Litigation -

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

Item 3.   Defaults Upon Senior Securities

     As a result of the filings discussed in Item 1. above, $182,500,000 principal amount of 10.875% First Mortgage Notes issued by GB Property Funding are in default. Principal payments of $2,500,000 each due on January 15 and July 15, 1998 and on January 15, 1999 were not made. Under an order of the Bankruptcy Court permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the 10.875% First Mortgage Notes, must be remitted to the Trustee for the 10.875% First Mortgage Notes as reductions to the outstanding principal. As of December 31, 1999, approximately $400,000 had been remitted to the Trustee from the proceeds on the sale of equipment. The accrual of interest on the 10.875% First Mortgage Notes for periods subsequent to the filings has been suspended; such interest on a contractual basis amounts to approximately $56,250,000 as of May 10, 2000.

Item 6. - Exhibits and Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2000. The Registrant filed its Annual Report on Form 10-K for the year ended December 31, 1999 with the Securities and Exchange Commission on March 30, 2000.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GREATE BAY CASINO CORPORATION



Date:      May 12, 2000              By: /s/       John C. Hull
     -------------------------          -----------------------------------
                                                   John C. Hull
                                             Chief Executive Officer