Form 10-Q
period 2000-06-30
GREATE BAY CASINO CORP
filed 2000-08-14
CIK 30117

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended   June 30, 2000
                               -------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE COMMISSION ACT OF 1934

For the transition period from _______________________ to _____________________
Commission file number 1-6339
                       ---------------

                         GREATE BAY CASINO CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                   75-1295630
------------------------------------------     --------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)

 c/o Advanced Casino Systems Corporation
      200 Decadon Drive, Suite 100
    Egg Harbor Township, New Jersey                           08234
----------------------------------------------     ----------------------------
  (Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)      (609) 441-0704
                                                     --------------------------

                                (Not Applicable)
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X        No
                                             ---          ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at August 10, 2000
---------------------------------------   --------------------------------------
      Common Stock, $.10 par value                  5,186,627 shares

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
-----------------------------

Introductory Notes to Consolidated Financial Statements
-------------------------------------------------------

     Current GBCC Operations -

     Greate Bay Casino Corporation, a Delaware corporation, and its subsidiaries ("GBCC" or the "Company") are engaged in the development and sale of casino-related information technology systems. In prior years, GBCC was also engaged in casino-related operations consisting of management and consulting contracts with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica County, Mississippi (the "Tunica Casino") and ownership and operation of the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GBCC's common stock is listed on the OTC Bulletin Board Service under the trading symbol "GEAAQ". On December 31, 1996, Hollywood Casino Corporation ("HCC", a Delaware corporation) which owned approximately 80% of the outstanding common stock of GBCC, distributed such stock to its shareholders. As a result, approximately 36% of GBCC's outstanding stock is owned by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 54% of HCC, which owns the Aurora Casino and the Tunica Casino. The principal executive offices of GBCC are located at 200 Decadon Avenue, Suite 100, Egg Harbor Township, New Jersey 08234, telephone
(609) 441-0704.

     GBCC's only significant remaining operating activity is the development, installation and maintenance of casino systems by its wholly owned subsidiary, Advanced Casino Systems Corporation ("ACSC"). At June 30, 2000 GBCC and its subsidiaries had debt outstanding to HCC consisting of (1) demand notes and accrued interest thereon totaling $9.9 million and (2) a 14.875% secured promissory note due 2006 in the amount of $43.5 million. ACSC's operations do not generate sufficient cash flow to provide debt service on the HCC demand obligations and, consequently, GBCC is currently insolvent. Additionally, semi-annual interest payments of approximately $3.5 million attributable to the 14.875% secured promissory note become payable commencing in February 2001. Accordingly, GBCC has commenced discussions with HCC to restructure its obligations and, in that connection, has entered into a standstill agreement with HCC. Under the standstill agreement, all payments of principal and interest due from HCC during the period from March 1, 2000 through August 1, 2000 with respect to an intercompany note as detailed in Note 7 of the Notes to Consolidated Financial Statements have been deferred until September 1, 2000 in consideration of HCC's agreement not to demand payment of principal or interest on the demand notes owed by GBCC (see (1) above). There can be no assurance at this time that the discussions with HCC will result in a restructuring of GBCC's obligations to HCC. In addition, it is possible that any restructuring will result in a conveyance of all of GBCC's remaining assets, including ACSC, to HCC in order to satisfy GBCC's obligations to HCC. Any restructuring of GBCC's obligations, consensual or otherwise, will require the Company to file for protection under federal bankruptcy laws.

     The insolvency of GBCC raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     GB Holdings, Inc. and Subsidiaries -

     On January 5, 1998, GB Holdings, Inc. ("Holdings"), at the time a wholly owned subsidiary of GBCC, together with Holdings' wholly owned subsidiaries, Greate Bay Hotel and Casino, Inc. ("GBHC") and GB Property Funding Corp. ("GB Property Funding"), filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "New Jersey Bankruptcy Court"). On June 1, 1999, a plan of reorganization was filed by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provided for the secured bondholders to receive new debt and 100% of the equity ownership of Holdings in exchange for their claims and for unsecured creditors to receive a partial cash settlement of their claims. Subsequent to the filing of a reorganization plan by the debtors, two competing plans were filed by (1) Park Place Entertainment Corporation, a large and diversified gaming company with significant operations in Atlantic City, and (2) jointly by High River Limited Partnership ("High River"), an entity controlled by Carl C. Icahn, and by the Official Committee of Unsecured Creditors (the "Joint Plan"). On July 28, 2000, the New Jersey Bankruptcy Court issued its opinion approving the Joint Plan under which the Sands will transfer 46.3% of its equity interests to High River in exchange for $65 million in cash. The secured bondholders will receive $110 million in new notes plus the remaining equity interests in exchange for the $182.5 million of first mortgage notes in default. No distributions will be made to the present shareholders, including Greate Bay Holdings, L.L.C., an indirect, wholly owned subsidiary of GBCC, which currently owns 79% of the outstanding common stock of Holdings.

     As a result of the Chapter 11 filings discussed above, GBCC's control over the filing subsidiaries is subject to supervision of the New Jersey Bankruptcy Court and GBCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Furthermore, as a result of a settlement agreement reached by GBCC and Holdings during September 1998, GBCC no longer participates in the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC are no longer included in the accompanying financial statements of GBCC.

     Pratt Casino Corporation and Subsidiaries -

     The filings of petitions for relief by Holdings and its subsidiaries resulted in a default under the indenture for $85 million principal amount of 11.625% senior notes (the "PRT Funding Notes") issued by PRT Funding Corp. and guaranteed by Pratt Casino Corporation ("PCC"), both wholly owned, indirect subsidiaries of GBCC. Accordingly, the outstanding principal amount of the PRT Funding Notes accelerated and became due and payable. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4.9 million) while negotiations to restructure the PRT Funding Notes continued.

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

     As part of the Restructuring, holders of the PRT Funding Notes were also to receive 100% of the remaining assets of PCC and its subsidiaries not acquired by HCC which consisted primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings. In connection with the Restructuring, PRT Funding also paid deferred interest amounting to $6.8 million to the bondholders on April 30, 1999.

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

     As a result of the Chapter 11 filings and plan of reorganization of PCC, PRT Funding and NJMI, GBCC's control over the filing subsidiaries was subject to supervision of the Delaware Bankruptcy Court. GBCC did not expect to have ownership or operating control of such subsidiaries after reorganization. Accordingly, GBCC's investment in PCC and its subsidiaries as well as certain intercompany balances with PCC and its subsidiaries were revalued to a zero basis effective on May 25, 1999. For the period from May 25, 1999 until the sale of PCC to HCC on October 13, 1999, GBCC accounted for its investment in PCC under the cost method of accounting.

     Other Filings -

     On June 30, 2000, three inactive, wholly owned, indirect subsidiaries of GBCC filed for liquidation under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The subsidiaries were originally formed to acquire property and build a second casino/hotel in Atlantic City, New Jersey. These plans were subsequently abandoned; however, the companies remained in existence pending the outcome of certain litigation which was substantially resolved in 1996. The filings did not and are not expected to have a significant effect on the operations or financial position of GBCC.

     Financial Reporting -

     The consolidated financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 have been prepared by GBCC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of June 30, 2000 and the results of its operations for the three and six month periods ended June 30, 2000 and 1999 and its cash flows for the six month periods ended June 30, 2000 and 1999.

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

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Greate Bay Casino Corporation
Egg Harbor Township, New Jersey

We have reviewed the accompanying condensed consolidated balance sheet of Greate Bay Casino Corporation and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999 and their cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

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



DELOITTE & TOUCHE LLP
Dallas, Texas
August 4, 2000

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                              June 30,
                                                                2000             December 31,
                                                             (Unaudited)             1999
                                                         -----------------     ------------------
Current Assets:
   Cash and cash equivalents                             $       4,370,000     $       4,801,000
   Accounts receivable, net of allowances of $28,000             1,567,000               391,000
   Inventories                                                     648,000               599,000
   Costs and estimated earnings in excess of billings              610,000               126,000
   Due from affiliates                                           1,490,000             1,088,000
   Other current assets                                            609,000               473,000
                                                         -----------------     -----------------

     Total current assets                                        9,294,000             7,478,000
                                                         -----------------     -----------------

Property and Equipment:
   Operating equipment                                             826,000               771,000
   Less - accumulated depreciation                                (530,000)             (438,000)
                                                         -----------------     -----------------

     Net property and equipment                                    296,000               333,000
                                                         -----------------     -----------------

Other Assets:
   Note receivable from affiliate                                  720,000             1,180,000
   Deferred income taxes                                             9,000                13,000
                                                         -----------------     -----------------

     Total other assets                                            729,000             1,193,000
                                                         -----------------     -----------------

                                                         $      10,319,000     $       9,004,000
                                                         =================     =================

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                       June 30,
                                                         2000                December 31,
                                                      (Unaudited)                1999
                                                  -----------------       -----------------
Current Liabilities:
   Borrowings from affiliate                      $       6,750,000     $        6,750,000
   Accounts payable                                       2,132,000              1,223,000
   Accrued liabilities -
     Salaries and wages                                     272,000                188,000
     Interest                                             3,192,000              2,722,000
     Other                                                  153,000                 15,000
   Unearned revenues                                        908,000                133,000
   Other current liabilities                                 32,000                 32,000
                                                  -----------------     ------------------

     Total current liabilities                           13,439,000             11,063,000
                                                  -----------------     ------------------

Long-Term Debt                                           43,455,000             40,446,000
                                                  -----------------     ------------------

Commitments and Contingencies

Shareholders' Deficit:
   Common stock, $.10 par value per
     share; 10,000,000 shares authorized;
     5,186,627 shares issued and outstanding                519,000                519,000
   Additional paid-in capital                            75,212,000             75,212,000
   Accumulated deficit                                 (122,306,000)          (118,236,000)
                                                  -----------------     ------------------

     Total shareholders' deficit                        (46,575,000)           (42,505,000)
                                                  -----------------     ------------------

                                                  $      10,319,000     $        9,004,000
                                                  =================     ==================

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                         June 30,
                                                                         -------------------------------------
                                                                                2000                 1999
                                                                         -----------------     ---------------
Revenues:
   System sales and support services                                     $       4,148,000     $       1,708,000
   Consulting fees                                                                     -                 177,000
                                                                         -----------------     -----------------

     Total revenues                                                              4,148,000             1,885,000
                                                                         -----------------     -----------------

Expenses:
   Cost of sales                                                                 1,820,000               797,000
   Marketing                                                                       414,000               125,000
   System development and support services                                         904,000               588,000
   General and administrative                                                      818,000               789,000
   Depreciation                                                                     48,000                45,000
                                                                         -----------------     -----------------

     Total expenses                                                              4,004,000             2,344,000
                                                                         -----------------     -----------------

   Income (loss) from operations                                                   144,000              (459,000)
                                                                         -----------------     -----------------

Non-operating income (expense):
   Interest income                                                                 129,000               176,000
   Interest expense                                                             (1,768,000)           (3,046,000)
   Equity in earnings of Limited Partnership                                           -                 638,000
   Restructuring costs                                                                 -                (148,000)
   Gain on elimination of investment in Pratt Casino Corporation                       -              85,989,000
                                                                         -----------------     -----------------

     Total non-operating (expense) income, net                                  (1,639,000)           83,609,000
                                                                         -----------------     -----------------

(Loss) income before income taxes                                               (1,495,000)           83,150,000
   Income tax (provision) benefit                                                  (50,000)                6,000
                                                                         -----------------     -----------------

Net (loss) income                                                        $      (1,545,000)    $      83,156,000
                                                                         =================     =================

Basic and diluted net (loss) income per common share                     $            (.30)    $           16.03
                                                                         =================     =================

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                         ---------------------------------------
                                                                                2000                  1999
                                                                         -----------------     -----------------
Revenues:
   System sales and support services                                     $       4,865,000     $       3,613,000
   Consulting fees                                                                     -                 477,000
                                                                         -----------------     -----------------

     Total revenues                                                              4,865,000             4,090,000
                                                                         -----------------     -----------------

Expenses:
   Cost of sales                                                                 2,090,000             1,815,000
   Marketing                                                                       457,000               134,000
   System development and support services                                       1,635,000             1,200,000
   General and administrative                                                    1,449,000             1,486,000
   Depreciation                                                                     95,000                89,000
                                                                         -----------------     -----------------

     Total expenses                                                              5,726,000             4,724,000
                                                                         -----------------     -----------------

   Loss from operations                                                           (861,000)             (634,000)
                                                                         -----------------     -----------------

Non-operating income (expense):
   Interest income                                                                 252,000               388,000
   Interest expense                                                             (3,478,000)           (7,026,000)
   Equity in earnings of Limited Partnership                                           -               2,660,000
   Restructuring costs                                                                 -                (230,000)
   Gain on elimination of investment in Pratt Casino Corporation                       -              85,989,000
                                                                         -----------------     -----------------

     Total non-operating (expense) income, net                                  (3,226,000)           81,781,000
                                                                         -----------------     -----------------

(Loss) income before income taxes                                               (4,087,000)           81,147,000
   Income tax benefit (provision)                                                   17,000               (27,000)
                                                                         -----------------     -----------------

Net (loss) income                                                        $      (4,070,000)    $      81,120,000
                                                                         =================     =================

Basic and diluted net (loss) income per common share                     $            (.79)    $           15.64
                                                                         =================     =================

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     Six  Months Ended
                                                                                         June 30,
                                                                         ---------------------------------------
                                                                                2000                  1999
                                                                         -----------------     -----------------
OPERATING ACTIVITIES:
   Net (loss) income                                                     $      (4,070,000)    $      81,120,000
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Depreciation and amortization, including
       accretion of debt discount                                                3,104,000             2,696,000
     Equity in earnings of Limited Partnership                                         -              (2,660,000)
     Gain on elimination of investment in Pratt
       Casino Corporation                                                              -             (85,989,000)
     Distributions received from Limited Partnership                                   -               4,038,000
     Deferred income tax (benefit) provision                                        (3,000)                2,000
     Increase in accounts receivable                                            (1,176,000)              (49,000)
     Increase (decrease) in accounts payable and
       other accrued liabilities                                                 1,601,000            (3,765,000)
     Net change in other current assets and liabilities                             31,000              (160,000)
     Net change in noncurrent due from affiliates                                      -                  63,000
                                                                         -----------------     -----------------

       Net cash used in operating activities                                      (513,000)           (4,704,000)
                                                                         -----------------     -----------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                             (58,000)              (23,000)
   Collections on notes receivable                                                 140,000               351,000
   Deconsolidation of Pratt Casino Corporation cash and
     cash equivalents                                                                 -                 (868,000)
                                                                         ----------------      -----------------

       Net cash provided by (used in) investing activities                          82,000              (540,000)
                                                                         -----------------     -----------------

     Net decrease in cash and cash equivalents                                    (431,000)           (5,244,000)
     Cash and cash equivalents at beginning of period                            4,801,000            10,616,000
                                                                         -----------------     -----------------

     Cash and cash equivalents at end of period                          $       4,370,000     $       5,372,000
                                                                         =================     =================

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)      Organization, Business and Basis of Presentation

         Greate Bay Casino Corporation ("GBCC"), a Delaware corporation, is engaged in the development, installation and maintenance of casino systems through its wholly owned subsidiary, Advanced Casino Systems Corporation ("ACSC"). In prior years, GBCC and its other subsidiaries were also engaged in the operation and management of and provision of services to casino properties, including the ownership and operation of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and, until October 1999, contracts to manage and consult with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica County, Mississippi (the "Tunica Casino") (see Notes 7 and 8). As explained below, the GBCC subsidiary which owns the Sands is currently in Chapter 11 proceedings and GBCC does not expect to have ownership or operating control after reorganization. The GBCC subsidiary which held the management and consulting contracts completed its reorganization under Chapter 11 in October 1999 and is no longer owned by GBCC. Accordingly, as further described below, the activities of the subsidiaries which own the Sands and which held the management contracts with the Aurora and Tunica casinos are no longer included in the operating results of GBCC.

         On December 31, 1996, Hollywood Casino Corporation ("HCC"), owner of approximately 80% of the outstanding common stock of GBCC, distributed such stock to its shareholders. As a result, approximately 36% of GBCC's outstanding stock is owned by Jack E. Pratt, Edward T. Pratt, Jr. and William D. Pratt and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 54% of HCC, which owns the Aurora Casino and the Tunica Casino.

         Until October 1999, GBCC's limited partnership interest in Pratt Management, L.P. ("PML"), the limited partnership which held the management contract on the Aurora Casino was held by its wholly owned subsidiary, Pratt Casino Corporation ("PCC"), and was presented under the equity method of accounting (see Note 8). As explained below, the operating results of PCC, including its equity in the earnings of PML, for periods subsequent to May 25, 1999 are not included in the consolidated results of operations of GBCC.

         Current GBCC Operations -

         GBCC's only significant remaining operating activity is the development, installation and maintenance of casino systems by ACSC. At June 30, 2000, GBCC and its subsidiaries had debt outstanding to HCC consisting of (1) demand notes and accrued interest thereon totaling $9,942,000 (see Notes 4 and 7) and (2) a 14.875% secured promissory note due 2006 in the amount of $43,455,000 (see Note 5). ACSC's operations do not generate sufficient cash flow to provide debt service on the HCC demand obligations and, consequently, GBCC is currently insolvent. Additionally, semi-annual interest payments of approximately $3,540,000 million attributable to the 14.875% secured promissory note become payable commencing in February 2001. Accordingly, GBCC has commenced discussions with HCC to restructure its obligations and, in that connection, has entered into a standstill agreement with HCC. Under the standstill agreement, all payments of principal and interest due from HCC during the period from March 1, 2000 through August 1, 2000 with respect to an intercompany note more fully described in Note 7 have been deferred until September 1, 2000 in consideration of HCC's agreement not to demand payment of principal or interest on the demand notes owed by GBCC (see (1) above). There can be no assurance at this time that the discussions with HCC will result in a restructuring of GBCC's obligations to HCC. In addition, it is possible that any restructuring will result in a conveyance of all of GBCC's remaining assets, including

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

ACSC, to HCC in order to satisfy GBCC's obligations to HCC. Any restructuring of GBCC's obligations, consensual or otherwise, will require the Company to file for protection under federal bankruptcy laws.

         The insolvency of GBCC raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         GB Holdings, Inc. and Subsidiaries -

         On January 5, 1998, GB Holdings, Inc. ("Holdings"), at that time a wholly owned subsidiary of GBCC, together with Holdings' wholly owned subsidiaries, GB Property Funding Corp. ("GB Property Funding") and Greate Bay Hotel and Casino, Inc. ("GBHC"), filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "New Jersey Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the New Jersey Bankruptcy Court. On June 1, 1999, a plan of reorganization was filed by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provided for the secured bondholders to receive new debt and 100% of the equity ownership of Holdings in exchange for their current claims and for unsecured creditors to receive a partial cash settlement of their claims. Subsequent to the filing of a reorganization plan by the debtors, two competing plans were filed by (1) Park Place Entertainment Corporation, a large and diversified gaming company with significant operations in Atlantic City, and (2) jointly by High River Limited Partnership ("High River"), an entity controlled by Carl C. Icahn, and by the Official Committee of Unsecured Creditors (the "Joint Plan"). On July 28, 2000, the New Jersey Bankruptcy Court issued its opinion approving the Joint Plan under which the Sands will transfer 46.3% of its equity interests to High River in exchange for $65 million in cash. The secured bondholders will receive $110 million in new notes plus the remaining equity interests in exchange for the $182.5 million of first mortgage notes in default. No distributions will be made to the present shareholders, including Greate Bay Holdings, L.L.C., an indirect, wholly owned subsidiary of GBCC, which currently owns 79% of the outstanding common stock of Holdings (see Note 9).

         As a result of the Chapter 11 filings, GBCC's control over the filing subsidiaries is subject to supervision of the New Jersey Bankruptcy Court and GBCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Furthermore, as the result of a settlement agreement reached by GBCC and Holdings during September 1998 (see Note 10), GBCC no longer participates in the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC are no longer included in the accompanying consolidated financial statements of GBCC.

         Pratt Casino Corporation and Subsidiaries -

         The filings under Chapter 11 by Holdings, GB Property Funding and GBHC resulted in a default under the indenture for $85,000,000 principal amount of 11.625% senior notes due 2004 (the "PRT Funding Notes") issued by PRT Funding Corp. ("PRT Funding"), an indirect, wholly owned subsidiary of GBCC. Accordingly, the outstanding principal amount of the PRT Funding Notes accelerated and became due and payable. PCC, as guarantor of the PRT Funding Notes, did not have sufficient assets to satisfy the

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

outstanding amounts applicable to the PRT Funding Notes. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the PRT Funding Notes continued.

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

         As part of the Restructuring, holders of the PRT Funding Notes were also to receive 100% of the remaining assets of PCC and its subsidiaries not acquired by HCC which consisted primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings. In connection with the Restructuring, PRT Funding paid deferred interest amounting to $6,768,000 to the bondholders on April 30, 1999.

         The successful completion of the Restructuring required that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such petitions for relief were filed on a May 25, 1999 in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court") and the related plan of reorganization was filed on May 26, 1999. The plan was confirmed by the Delaware Bankruptcy Court on October 1, 1999. On October 13, 1999, GBCC sold its ownership of PCC to HCC. At the time of the sale, PCC's assets consisted of the limited partnership interest and the consulting agreement valued in the aggregate at $40,329,000 and its liabilities consisted of an obligation in the amount of $40,329,000 payable in satisfaction of the PRT Funding Notes. HCC settled the obligation on October 14, 1999. GBCC's claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings as well as other claims previously held by PCC, PRT Funding and NJMI were conveyed to Greate Bay Holdings, L.L.C. for the benefit of the PRT Funding noteholders (see Note 9).

         As a result of the Chapter 11 filings and plan of reorganization of PCC, PRT Funding and NJMI, GBCC's control over the filing subsidiaries was subject to supervision of the Delaware Bankruptcy Court and GBCC did not expect to have ownership or operating control of such subsidiaries after reorganization. Accordingly, GBCC's investment in PCC and its subsidiaries as well as certain intercompany balances with PCC and its subsidiaries were revalued to a zero basis effective on May 25, 1999. For periods from May 25, 1999 until the sale of PCC to HCC on October 13, 1999, GBCC accounted for its investment in PCC under the cost method of accounting.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

         Other Filings -

         On June 30, 2000, three inactive, wholly owned, indirect subsidiaries of GBCC filed for liquidation under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The subsidiaries were originally formed to acquire property and build a second casino/hotel in Atlantic City, New Jersey. These plans were subsequently abandoned; however, the companies remained in existence pending the outcome of certain litigation which was substantially resolved in 1996. The filings did not and are not expected to have a significant effect on the operations or financial position of GBCC.

         Financial Reporting -

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements," which summarizes the application of generally accepted accounting principles to revenue recognition in financial statements and which is effective for fiscal year end 2000 financial statements. GBCC does not believe the adoption of Staff Accounting Bulletin 101 will have a significant impact on its consolidated financial position or results of operations.

         The consolidated financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 have been prepared by GBCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of June 30, 2000 and the results of its operations for the three and six month periods ended June 30, 2000 and 1999 and its cash flows for the six month periods ended June 30, 2000 and 1999.

(2)      Earnings per common share

         Basic earnings per common share is calculated by dividing the net
(loss) income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated for any period in which income from continuing operations was earned by dividing the components of net (loss) income by the weighted average number of shares of common stock and potential common shares outstanding. For each of the three and six month periods ended June 30, 2000 and 1999, there were no potential common shares outstanding and basic and diluted earnings per share were the same. The weighted average number of shares of common stock used in the calculation of both basic and diluted earnings per share was 5,186,627 for each of the three and six month periods ended June 30, 2000 and 1999.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(3)      Revenue recognition

         ACSC licenses casino information technology systems to affiliates of GBCC as well as to non-affiliated casino companies. Revenue is generally recognized when all significant contractual obligations have been satisfied and collection is reasonably assured. Revenue from hardware and inventory sales is recognized upon delivery and acceptance. Revenue from services is recognized upon performance.

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

         Costs and estimated earnings in excess of billings on contracts in progress represent recoverable costs and the estimated profits thereon which have not yet been billed to the customer. Unearned revenues of $908,000 and $133,000 at June 30, 2000 and December 31, 1999, respectively, represent deposits or prepayments received by customers for services yet to be performed. Such advance payments are applied over the lives of the contracts.

(4)      Borrowings from Affiliate

         GBCC and its subsidiaries had outstanding affiliate borrowings from HCC of $6,750,000 as of both June 30, 2000 and December 31, 1999. During the third quarter of 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13.75% per annum payable quarterly commencing October 1, 1996; such funds were loaned by GBCC to GBHC for working capital purposes on the same terms. On September 2, 1998, the working capital loans to GBHC were cancelled as part of a settlement agreement among GBCC and Holdings, together with certain of their subsidiaries, and HCC (see Note 10). In addition, a $250,000 loan from HCC with interest at the rate of 14% per annum payable semiannually was due on April 1, 1998 and remains outstanding. These borrowings from HCC are currently subject to a standstill agreement (see Notes 1 and 7).

               GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                 (Unaudited)



(5)      Long-Term Debt and Pledge of Assets

         Long-term debt consists of the following:


                                                                               June 30,           December 31,
                                                                                 2000                 1999
                                                                         -----------------     -----------------
         14.875% secured promissory note, due 2006, net of
          discount of $4,148,000 and $7,157,000,
          respectively                                                   $      43,455,000     $      40,446,000

         Less - current maturities                                                    -                     -
                                                                         -----------------     -----------------

         Total long-term debt                                            $      43,455,000     $      40,446,000
                                                                         =================     =================


         On February 17, 1994, PPI Funding Corp., a subsidiary of GBCC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for the $38,779,000 principal amount of 15.5% unsecured notes (the "PCPI Notes") held by HCC and issued by PCPI Funding Corp., another subsidiary of GBCC. The PPI Funding Notes were discounted to yield interest at the rate of 14.875% per annum and had a face value of $110,636,000. Subsequent principal payment by PPI Funding Corp. reduced the maturity value of the notes to $98,353,000 at December 31, 1996. During the second quarter of 1997, HCC assigned $13,750,000 undiscounted principal amount of the PPI Funding Notes to PPI Corporation as consideration, in part, for HCC's acquisition of the general partnership interest in PML (see Note 7). Such assignment reduced the maturity value of the notes to $84,603,000. At December 31, 1997, an additional $37,000,000 undiscounted face value ($23,631,000 discounted value) of the PPI Funding Notes was forgiven by HCC, further reducing the maturity value to $47,603,000. Payment of interest on the PPI Funding Notes is deferred through February 17, 2001 at which time interest will become payable semiannually, with the unpaid principal balance due on February 17, 2006.

         No interest was paid during the six month period ended June 30, 2000. Interest paid amounted to $6,768,000 during the six month period ended June 30, 1999.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                 (Unaudited)



(6)      Income Taxes

         GBCC's (provision) benefit for income taxes consists of the following:

                                                                     Three Months Ended               Six Months Ended
                                                                          June 30,                        June 30,
                                                           -----------------------------------  ----------------------------------
                                                                 2000                1999             2000               1999
                                                           ---------------      --------------   --------------     --------------
Federal income tax
   benefit (provision):
   Current                                                 $         -      $            -      $           -       $       (25,000)
   Deferred                                                      553,000            (285,000)         1,424,000              92,000
State income tax
   benefit (provision):
   Current                                                       (51,000)              2,000             14,000                -
   Deferred                                                        1,000            (803,000)             3,000            (642,000)
   Valuation allowance                                          (553,000)          1,092,000         (1,424,000)            548,000
                                                          --------------    ----------------    ---------------     ---------------

                                                           $     (50,000)   $          6,000    $        17,000     $       (27,000)
                                                          ==============    ================    ===============     ===============

       GBCC paid no federal income taxes during the six month period ended June 30, 2000; federal income taxes of $25,000 were paid during the six month period ended June 30, 1999. GBCC paid state income taxes totalling $1,000 and $103,000, respectively, during the six month periods ended June 30, 2000 and 1999.

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

       As a result of a settlement agreement entered into in September 1998 (see
Note 10), Holdings and its subsidiaries are no longer included in the consolidated tax return of GBCC for periods subsequent to December 31, 1998. The deconsolidation and sale of PCC and its subsidiaries has also resulted in those entities no longer being included in GBCC's consolidated tax return for periods subsequent to October 1999. As of June 30, 2000, GBCC and its subsidiaries, exclusive of Holdings and its subsidiaries, have net operating loss carryforwards ("NOL's") totaling approximately $18,900,000 for federal income tax purposes, none of which begin to expire until the year 2012. Additionally, GBCC and its subsidiaries have alternative minimum tax and other tax credits available totaling approximately $29,000 and $511,000, respectively. Alternative minimum tax credits do not expire and the other tax credits expire in 2000 ($97,000) and 2001 ($414,000). Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), requires that the tax benefit of such NOL's, credit carryforwards and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                 (Unaudited)

utilization of such asset is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of such asset is more likely than not and, thus, has provided valuation allowances for substantially all of the deferred tax assets for all periods presented. The remaining deferred tax assets represent state timing differences expected to be utilized.

       The components of the net deferred tax asset are as follows:

                                                                              June 30,           December 31,
                                                                                2000                 1999
                                                                         -----------------     -----------------
Deferred tax assets:
   Net operating loss carryforwards                                       $     6,440,000      $      5,060,000
   Allowance for doubtful accounts                                                104,000                94,000
   Investment and jobs tax credits                                                511,000               511,000
   Other liabilities and accruals                                                  78,000                11,000
   Alternative minimum tax credit                                                  29,000                29,000
                                                                          ---------------      ----------------

     Total deferred tax assets                                                  7,162,000             5,705,000
Deferred tax liability -
  Depreciation                                                                    (30,000)                  -
                                                                          ---------------      ----------------

Net deferred tax asset                                                          7,132,000             5,705,000
Valuation allowance                                                            (7,107,000)           (5,683,000)
                                                                          ---------------      ----------------

                                                                          $        25,000      $         22,000
                                                                          ===============      ================

Classified as:
 Other current assets                                                     $        16,000      $          9,000
 Deferred tax asset                                                                 9,000                13,000
                                                                          ---------------      ----------------

                                                                          $        25,000      $         22,000
                                                                          ===============      ================

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                 (Unaudited)

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

(7)      Transactions with Related Parties

         In April 1997, HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount ($7,597,000 discounted value) of PPI Funding Notes (see Note 5) and $350,000 of accrued interest due from GBCC to PPI Corporation in exchange for the general partnership interest in PML. The $3,800,000 note was payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. The note was amended as of the October 1999 acquisition of PCC by HCC (see Note 1) to provide for monthly installments of $83,000 including interest and additional quarterly principal payments of $21,000 beginning January 1, 2000. PPI Corporation and HCC have entered into agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through August 1, 2000. These deferrals do not extend the maturities or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment date of September 1, 2000. The outstanding note balances at June 30, 2000 and December 31, 1999 are $1,893,000 and $2,033,000, respectively. Of these balances, $1,173,000 and $853,000, respectively, are included in current amounts due from affiliate and $720,000 and $1,180,000, respectively, are included in noncurrent note receivable from affiliate at June 30, 2000 and December 31, 1999. Interest income on the note from HCC amounted to $67,000 and $89,000, respectively, during the three month periods ended June 30, 2000 and 1999 and $133,000 and $183,000, respectively, during the six month periods ended June 30, 2000 and 1999. Accrued interest receivable of $109,000 and $24,000, respectively, is included in amounts due from affiliates in the accompanying consolidated balance sheets at June 30, 2000 and December 31, 1999.

         Pursuant to a consulting agreement which was terminated effective October 13, 1999 with Hollywood Casino - Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino, PCC received monthly consulting fees of $100,000. Fees amounting to $177,000 and $477,000, respectively, are included in the accompanying consolidated statement of operations for the three and six month periods ended June 30, 1999. Effective May 25, 1999, GBCC discontinued recognizing the income of PCC, including income earned with respect to the consulting agreement.

         HCC and its subsidiaries allocate certain general and administrative costs to GBCC and its subsidiaries pursuant to services agreements and GBCC allocates certain of its administrative costs to HCC. Net allocated costs and fees charged to GBCC and its subsidiaries by HCC and its subsidiaries amounted to

               GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                 (Unaudited)

$82,000 and $152,000, respectively, during the three month periods ended June 30, 2000 and 1999 and $151,000 and $309,000, respectively, during the six month periods ended June 30, 2000 and 1999. In connection with such charges, net payables in the amount of $7,000 and $20,000 are included in the accompanying consolidated balance sheets at June 30, 2000 and December 31, 1999, respectively.

         ACSC provides computer, marketing and other administrative services to GBHC and to HCC and its subsidiaries. Computer services provided include hardware, software and operator support and, for the most part, such services are billed by ACSC at its direct cost plus expenses incurred. ACSC and HCT entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999 to provide such services and to license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT paid ACSC for such equipment and licensed such software at amounts and on terms and conditions that ACSC provided to unrelated third parties. HCT also paid ACSC a fixed license fee of $33,600 per month. ACSC also provided services to HCA through HCA's management agreement with PML. ACSC's service agreements with PML and HCT terminated on October 13 and December 31, 1999, respectively. ACSC has continued to provide services to HCA and HCT on an as needed basis at third party consulting rates. ACSC and HCA entered into a new maintenance and support agreement effective as of January 1, 2000 which provides for a monthly fee of $13,000 (subject to change upon 60 days written notice) plus additional services at rates charged by ACSC to third parties. The agreement has an initial term of one year with automatic annual renewals unless notice of termination is given. ACSC's billings to HCC and its subsidiaries for such services amounted to $162,000 and $291,000, respectively, for the three month periods ended June 30, 2000 and 1999 and $546,000 and $580,000, respectively, for the six month periods ended June 30, 2000 and 1999. Unpaid charges from HCC and its subsidiaries included in due from affiliates in the accompanying consolidated balance sheets at June 30, 2000 and December 31, 1999 amounted to $76,000 and $106,000, respectively. Billings to GBHC amounted to $124,000 and $232,000, respectively, for the three month periods ended June 30, 2000 and 1999 and $237,000 and $464,000, respectively, for the six month periods ended June 30, 2000 and 1999. Unpaid charges from GBHC included in due from affiliates in the accompanying consolidated balance sheets at June 30, 2000 and December 31, 1999 amounted to $99,000 and $76,000, respectively.

       ACSC has outstanding payables to GBHC amounting to $159,000 at both June 30, 2000 and December 31, 1999 included in accounts payable in the accompanying consolidated balance sheets.

       Interest expense with respect to borrowings from HCC is set forth below:

                                            Three Months Ended                       Six Months Ended

                                                 June 30,                                June 30,
                                    -----------------------------------     -----------------------------------
                                          2000               1999                2000              1999
                                    ---------------    ---------------       ---------------    ---------------
PPI Funding Notes (Note 5)          $     1,533,000    $     1,328,000       $     3,009,000    $     2,606,000
Short-term borrowings (Note 4)              235,000            235,000               470,000            467,000

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


       Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balances at June 30, 2000 and December 31, 1999. Interest accrued on short-term borrowings at June 30, 2000 and December 31, 1999, which amounted to $3,192,000 and $2,722,000, respectively, is included in interest payable in the accompanying consolidated balance sheets.

(8)    Investment in Pratt Management, L.P.

       Prior to the Restructuring in October 1999 (see Note 1), PCC held the limited partnership interest in PML which earned management fees from the Aurora Casino and incurred operating and other expenses with respect to its management thereof. As the limited partner in PML, PCC received 1% of the first $84,000 of net income earned by the partnership each month and 99% of any income earned above such amount. PML earned management fees amounting to $1,612,000 and $4,212,000, respectively, during the three and six month periods ended June 30, 1999. PML also incurred operating and other expenses amounting to $284,000 and $591,000, respectively, during the three and six month periods ended June 30, 1999.


(9)    Greate Bay Holdings, L.L.C.

       Greate Bay Holdings, L.L.C. is an indirect, wholly owned limited liability subsidiary of GBCC formed in October 1999 for the purpose of holding the remaining assets of PCC not acquired by HCC in connection with the Restructuring. Such assets consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings. Greate Bay Holdings, L.L.C. has no operating activities and all transactions, once approved by the Delaware Bankruptcy Court, are accounted for as an adjustment to its net assets and obligations. In accordance with the plan of reorganization confirmed by the Delaware Bankruptcy Court in October 1999, the holders of the PRT Funding Notes will at some future date receive whatever assets of Greate Bay Holdings, L.L.C. remain in final settlement of their claims. Accordingly, because control by GBCC of Greate Bay Holdings, L.L.C. is temporary and because all of its net assets have an offsetting liability to the holders of the PRT Funding Notes, the accounts of Greate Bay Holdings, L.L.C. are not included in the accompanying consolidated balance sheets of GBCC.

     The schedule below sets forth the accounts of Greate Bay Holdings, L.L.C.:

                                                               June 30,     December 31,
                                                                 2000           1999
                                                            -------------   ------------
     Cash and cash equivalents                              $     176,000   $    402,000
     Receivables from Holdings and its subsidiaries (a)        23,247,000     23,247,000
                                                            -------------   ------------

     Total assets                                              23,423,000     23,649,000
                                                            -------------   ------------

     Accounts payable and accrued liabilities                      10,000        156,000
     Due to holders of PRT Funding Notes (a)                   23,261,000     23,254,000
     Litigation reserve as established by the plan
      of reorganization                                           152,000        239,000
                                                            -------------   ------------

     Total obligations                                         23,423,000     23,649,000
                                                            -------------   ------------

     Net assets                                             $           -   $          -
                                                            =============   ============

_____________________________


(a) As a consequence of the confirmation of the Joint Plan, Greate Bay Holdings, L.L.C. will realize substantially less than the carrying amount of the receivables from Holdings. Amounts due to holders of the PRT Funding Notes will be reduced correspondingly.

(10) Litigation

     Subsidiary Chapter 11 Filings and Related Litigation

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the New Jersey Bankruptcy Court. On June 1, 1999, a plan of reorganization was filed by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provided for the secured bondholders to receive new debt and 100% of the equity ownership of Holdings in exchange for their current claims and for unsecured creditors to receive a partial cash settlement of their claims. Subsequent to the filing of a reorganization plan by the debtors, two competing plans were filed by (1) Park Place Entertainment Corporation, a large and diversified gaming company with significant operations in Atlantic City, and (2) the Joint Plan. On July 28, 2000, the New Jersey Bankruptcy Court issued its opinion approving the Joint Plan under which the Sands will transfer 46.3% of its equity interests to High River in exchange for $65 million in cash. The secured bondholders will receive $110 million in new notes plus the remaining equity interests in exchange for the $182.5 million of first mortgage notes in default. No distributions will be made to the present shareholders, including Greate Bay Holdings, L.L.C.

     On May 22, 1998, GBHC filed a motion with the New Jersey Bankruptcy Court seeking to reject its management agreement with New Jersey Management, Inc. ("NJMI"), a wholly owned subsidiary of GBCC. A substitute agreement was entered into and approved by the New Jersey Bankruptcy Court on July 7, 1998 and the motion to reject the management agreement was approved by the New Jersey Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement described below, GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract and, with the passage of time, the cancellation thereof.

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

     On September 2, 1998, the GBCC Parties reached a settlement with GBHC which was approved by the New Jersey Bankruptcy Court. The terms of the settlement agreement provided, among other things, (1) that the GBCC Parties convey the land parcels and related mortgage note to GBHC in exchange for a cash payment equal to the GBCC Parties' cost in such land parcels with an additional $500,000 payment due upon confirmation of a plan of reorganization by the New Jersey Bankruptcy Court and (2) that GBHC be included in the consolidated federal income tax return of GBCC for 1997 and 1998 enabling GBCC to utilize GBHC's tax NOL's. The right to receive the additional $500,000 payment was subsequently conveyed to Greate Bay Holdings, L.L.C. (Note 9). The agreement also provided that on or before December 31, 1998, GBCC would cause Holdings and its subsidiaries to be deconsolidated from the GBCC federal income tax return by means of transferring 21% of the stock ownership of Holdings to an unconsolidated entity. Such transfer was accomplished effective as of December 31, 1998. In addition, the settlement agreement also allowed GBHC to offset its working capital loan from GBCC in the amount of $8,000,000 together with interest accrued thereon against a claim asserted by GBHC against GBCC under certain tax allocation agreements.

     GBCC licenses the "Sands" name under a license agreement dated as of May 19, 1987, which rights with respect to Atlantic City, New Jersey are sublicensed to GBHC. The license agreement has a term of 99 years and requires a royalty payment for each location of the greater of 1.5% of gross room charges, as defined in the agreement, payable monthly, or $100,000 per calendar year. GBCC has entered into an agreement with the licensor whereby GBCC has agreed to relinquish all rights under the license agreement with respect to Atlantic City and the licensor has agreed to release GBCC from all liability and responsibility with respect to Atlantic City. The agreement becomes effective on the Effective Date of the confirmation of the Joint Plan. The Joint Plan provides for a substituted license agreement between GBHC and the licensor. GBCC does not currently operate any properties under the "Sands" name.

     Other Filings -

     On June 30, 2000, three inactive, wholly owned, indirect subsidiaries of GBCC filed for liquidation under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The subsidiaries were originally formed to acquire property and build a second casino/hotel in Atlantic City, New Jersey. These plans were subsequently abandoned; however, the companies remained in existence pending the outcome of certain litigation which was substantially resolved in 1996. The filings did not and are not expected to have a significant effect on the operations or financial position of GBCC.

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

(11) Operating Leases

     GBCC and its subsidiaries lease office space and operating equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through the year 2004 and several contain automatic renewals unless notice of termination is given. Total rental expense amounted to $104,000, and $94,000, respectively, during the three month periods ended June 30, 2000 and 1999 and $205,000 and $192,000, respectively, during the six month periods ended June 30, 2000 and 1999.

     Future minimum lease payments as of June 30, 2000 under operating leases having an initial or remaining noncancelable lease term in excess of one year are as follows:

     2000 (six months)                       $ 191,000
     2001                                      351,000
     2002                                      173,000
     2003                                        4,000
     2004                                        2,000
                                             ---------

                                             $ 721,000
                                             =========

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

                                    Three Months Ended    Six Months Ended
                                          June 30,            June 30,
                                   --------------------  ------------------
                                      2000       1999      2000      1999
                                   ----------  --------  --------  --------
Total percentage of period
 revenues attributable to
 installation contracts                  90.0%     63.9%     79.0%     69.3%
Percentage of period revenues
 attributable to affiliate sales          2.6%     20.7%      9.1%     18.5%

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

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities

     In prior years, GBCC and its subsidiaries conducted three major business activities: (1) non-casino operations and the management thereof, (2) management services for casino operations and (3) ownership of the Sands Hotel and Casino in Atlantic City, New Jersey. As a result of the Chapter 11 filings by PCC, PRT Funding and NJMI and the resulting plan of reorganization confirmed in October 1999, GBCC no longer provides casino-related management services. As a result of Holdings and GBHC's Chapter 11 filings and the opinion issued by the New Jersey Bankruptcy Court on July 28, 2000, GBCC no longer holds an equity position in the Sands. Accordingly, GBCC's current business activity consists solely of the operations of ACSC.

     ACSC licenses casino information technology systems to HCC's casino facilities, the Sands and non-affiliated casino companies. The results of ACSC's operations for the three and six month periods ended June 30, 2000 and 1999 are set forth below:

                                                  Three Months Ended           Six Months Ended
                                                       June 30,                    June 30,
                                              -------------------------   -------------------------
                                                  2000          1999          2000          1999
                                              -----------   -----------   -----------   -----------
System sales and support service revenues     $ 4,148,000   $ 1,708,000   $ 4,865,000   $ 3,613,000
                                              -----------   -----------   -----------   -----------
Cost of sales                                   1,820,000       797,000     2,090,000     1,815,000
Marketing                                         414,000       125,000       457,000       134,000
System development and support services           904,000       588,000     1,635,000     1,200,000
General and administrative                        426,000       380,000       822,000       645,000
Depreciation                                       48,000        45,000        95,000        89,000
                                              -----------   -----------   -----------   -----------

                                                3,612,000     1,935,000     5,099,000     3,883,000
                                              -----------   -----------   -----------   -----------

Income (loss) from operations                 $   536,000   $  (227,000)  $  (234,000)  $  (270,000)
                                              ===========   ===========   ===========   ===========

                GREATE BAY CASINO CORPORATION AND SIBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATION (continued)

     The improvement in operating results during the second quarter and first half of 2000 from the same periods in 1999 is primarily due to the increased volume of system sales and installation contracts in the current year as explained in "Results of Operations".

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

                                             Three Months Ended                         Six Months Ended

                                                  June 30,                                  June 30,
                                      -----------------------------------    ----------------------------------
                                          2000                 1999                2000                1999
                                      ---------------     ---------------    ----------------    --------------
Total percentage of period
  revenues attributable to
  installation contracts                   90.0%                 63.9%              79.0%                69.3%
Percentage of period revenues
  attributable to affiliate sales           2.6%                 20.7%               9.1%                18.5%

     At June 30, 2000, GBCC and its subsidiaries had debt outstanding to HCC consisting of (1) demand notes (the "GBCC Notes") and accrued interest thereon totaling $9.9 million and (2) a 14.875% secured promissory note due 2006 (the "PPI Funding Notes") which had a discounted value of $43.5 million. ACSC's operations do not generate sufficient cash flow to provide debt service on the HCC demand obligations and, consequently, GBCC is currently insolvent. Additionally, semi-annual interest payments of approximately $3.5 million attributable to the PPI Funding Notes become payable commencing in February 2001. Accordingly, GBCC has commenced discussions with HCC to restructure its obligations and, in that connection, has entered into a standstill agreement with HCC. Under the standstill agreement, all payments of principal and interest due from HCC during the period from March 1, 2000 through August 1, 2000 with respect to an intercompany note more fully described in Note 7 of the Notes to Consolidated Financial Statements have been deferred until September 1, 2000 in consideration of HCC's agreement not to demand payment of principal or interest on the GBCC Notes. There can be no assurance at this time that the discussions with HCC will result in a restructuring of GBCC's obligations to HCC. In addition, it is possible that any restructuring will result in a conveyance of all of GBCC's remaining assets, including ACSC, to HCC in order to satisfy GBCC's obligations to HCC. Any restructuring of GBCC's obligations, consensual or otherwise, will require the Company to file for protection under federal bankruptcy laws.

     The insolvency of GBCC raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                GREATE BAY CASINO CORPORATION AND SIBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATION (Continued)

          Financing Activities

          During 1994, GBCC issued the PPI Funding Notes to HCC in exchange for $38.8 million principal amount of 15.5% notes issued by another GBCC subsidiary and held by HCC. The PPI Funding Notes have a maturity value of $47.6 million. Payment of interest on the PPI Funding Notes is deferred through February 17, 2001 at which time interest will become payable semiannually with the unpaid balance due on February 17, 2006.

          Effective as of April 1, 1997, HCC acquired from PPI Corporation the general partnership interest in PML which, prior to October 14, 1999, held the Aurora management contract. The acquisition price for the general partnership interest included, among other things, the assignment of a portion of the PPI Funding Notes to PPI Corporation and a new note in the original amount of $3.8 million. Principal and interest payments by HCC on the $3.8 million note approximate the general partner's share of annual partnership distributions made to HCC while PML held the Aurora management contract. GBCC and HCC have entered into standstill agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through August 1, 2000. These deferrals do not extend the maturities or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment date of September 1, 2000.

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

          Capital Expenditures and Other Investments

          Property and equipment additions during the six month period ended June 30, 2000 totaled $58,000; management anticipates that capital expenditures during the remainder of 2000, consisting only of ongoing equipment replacements and enhancements at ACSC, will not be significant.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

          General

          As a result of the filings by Holdings, GB Property Funding, and GBHC, GBCC did not expect to have ownership or operating control of such subsidiaries after reorganization. For the three and six month periods ended June 30, 2000 and 1999, the accompanying consolidated statements of operations reflect the operations of Holdings and its subsidiaries under the cost method of accounting.

          The accompanying consolidated statements of operations for the three and six month periods during 1999 include the activities of PCC, NJMI and PRT Funding on a consolidated basis only through May 25, 1999, the date on which these entities filed petitions under Chapter 11. GBCC accounted for its investment in these three entities under the cost method of accounting for the period from May 25, 1999 until their sale in October 1999 to HCC as part of the plan of reorganization approved by the Delaware Bankruptcy Court.

          HCC acquired the general partnership interest in PML from a subsidiary of GBCC effective April 1, 1997. From that date until October 14, 1999, PCC continued to hold the limited partnership interest in PML. This interest is presented under the equity method of accounting in the accompanying consolidated statements of operations during the three and six month periods ended June 30, 1999 only through PCC's May 25, 1999 Chapter 11 filing date.

          Revenues

          System sales and support service revenues earned by ACSC increased $2.4 million (142.9%) and $1.3 million (34.7%), respectively, during the three and six month periods ended June 30, 2000 compared to the prior year periods. Such increases were a result of increased system installations during 2000 compared to 1999. During the second quarter of 2000, ACSC began work on three system installation contracts, including two which accounted for approximately $3.4 million of revenues during the second quarter period. By comparison, the 1999 second quarter included revenues with respect to a single system installation. The addition of personnel during 1999 has better positioned ACSC to service multiple contracts.

          The recognition of consulting fees earned by PCC from the Tunica Casino, which amounted to $177,000 and $477,000, respectively, during the second quarter and first half of 1999, was discontinued on May 25, 1999 upon the filing by PCC of its petition under Chapter 11.

          Cost of Sales

          ACSC's cost of sales increased $1 million (128.4%) and $275,000 (15.2%), respectively, during the three and six month periods ended June 30, 2000 compared to the same periods in 1999. The increases were a result of increased contract installations during the 2000 periods compared to the same periods of 1999. Cost of sales does not fluctuate proportionately with the increase in revenues due to the mix of revenues earned (sales versus support services) as well as to differences in the profitability of system installation contracts resulting from the bidding process.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATION (Continued)

          Marketing Expenses

          Marketing expenses for ACSC increased $289,000 (231.2%) and $323,000 (241%), respectively, during the three and six month periods ended June 30, 2000 compared to the same periods during 1999. The increases reflect sales commissions associated with the system sales and installation contract revenues earned during the 2000 second quarter period.

          System Development and Support Service Expenses

          System development and support services increased $316,000 (53.7%) and $435,000 (36.3%), respectively, for the three and six month periods ended June 30, 2000 compared to the same periods in 1999. These increases result from additional personnel and equipment costs.

          General and Administrative Expenses

          GBCC's consolidated general and administrative expenses did not change significantly during the three and six month periods ended June 30, 2000 compared to the same periods in 1999.

          Interest

          Interest income decreased $47,000 (26.7%) and $136,000 (35.1%), respectively, during the second quarter and first half of 2000 compared to the same periods in 1999 as less cash was available for investment purposes and less interest was earned on GBCC's note receivable from HCC as a result of principal reductions. Interest expense decreased $1.3 million (42%) and $3.5 million (50.5%), respectively, during the three and six month periods ended June 30, 2000 compared to the same periods in 1999. Interest expense incurred on the PRT Funding Notes amounted to $1.5 million and $4 million, respectively, during the second quarter and first half of 1999 prior to PRT Funding's filing under Chapter 11 on May 25, 1999. The PRT Funding Notes were settled as part of the Restructuring in October 1999.

          Equity in Earnings of Limited Partnership

          During the first half of 1999, PCC continued to hold the limited partnership interest in PML which earned management fees from the Aurora Casino. The Agreement of Limited Partnership of PML provided for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner. GBCC reflected the equity in earnings of PML only through the May 25, 1999 deconsolidation of PCC.

          Restructuring Costs

          Restructuring costs during the first half of 1999 relate to fees incurred with respect to the Chapter 11 filings by PCC and its subsidiaries. Such costs ceased with the deconsolidation of PCC in May 1999.

          Gain on Elimination of Investment in Pratt Casino Corporation

          As a result of the filing of petitions for relief under Chapter 11 by PCC, NJMI and PRT Funding on May 25, 1999, GBCC did not expect to have ownership or operating control of these subsidiaries after

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATION (Continued)

reorganization. Accordingly, these subsidiaries were no longer included in the consolidated financial statements of GBCC for any period subsequent to May 25, 1999. GBCC's investment in PCC and its subsidiaries as well as certain amounts due from PCC and its subsidiaries were revalued to a zero basis effective on May 25, 1999. The elimination of the investment in and amounts due from PCC resulted in a gain amounting to $86 million for both the three and six month periods ended June 30, 1999.

          Income Tax Provision

          As a result of a settlement agreement entered into in September 1998 (see Note 10 of Notes to Consolidated Financial Statements), Holdings and its subsidiaries are no longer included in the consolidated tax return of GBCC for periods subsequent to December 31, 1998. The deconsolidation and sale of PCC and its subsidiaries has also resulted in those entities no longer being included in GBCC's consolidated tax return for periods subsequent to October 1999. Due to the availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of deferred tax assets resulting from NOL's and temporary differences is more likely than not. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", GBCC has provided valuation allowances for substantially all of the deferred tax assets at June 30, 2000 and December 31, 1999. The remaining deferred tax assets represent state timing differences expected to be utilized.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATION (Continued)

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

PART II:  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

        Subsidiary Chapter 11 Filings and Related Litigation -

        On January 5, 1998, GB Holdings, Inc. ("Holdings"), at the time a wholly owned subsidiary of GBCC, together with Holdings' wholly owned subsidiaries, Greate Bay Hotel and Casino, Inc. ("GBHC") and GB Property Funding Corp. ("GB Property Funding"), filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "New Jersey Bankruptcy Court"). On June 1, 1999, a plan of reorganization was filed by debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provided for the secured bondholders to receive a new debt and 100% of the equity ownership of Holdings in exchange for their claims and for unsecured creditors to receive a partial cash settlement of their claims. Subsequent to the filing of a reorganization plan by the debtors, two competing plans were filed by (1) Park Place Entertainment Corporation, a large and diversified gaming company with significant operations in Atlantic City, and (2) jointly by High River Limited Partnership ("High River"), an entity controlled by Carl C. Icahn, and by the Official Committee of Unsecured Creditors (the "Joint Plan"). On July 28, 2000, the New Jersey Bankruptcy Court issued its opinion approving the Joint Plan under which the Sands will transfer 46.3% of its equity interests to High River in exchange for $65 million in cash. The secured bondholders will receive $110 million in new notes plus the remaining equity interests in exchange for the $182.5 million of first mortgage notes in default. No distributions will be made to the present shareholders, including Greate Bay Holdings, L.L.C., an indirect, wholly owned subsidiary of GBCC, which currently owns 79% of the outstanding common stock of Holdings.

        On May 22, 1998, GBHC filed a motion with the New Jersey Bankruptcy Court seeking to reject its existing management agreement with NJMI. A substitute agreement was entered into and approved by the New Jersey Bankruptcy Court on July 7, 1998 and the motion to reject the management agreement was approved by the New Jersey Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement described below, GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract and, with the passage of time, the cancellation thereof.

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

        On September 2, 1998, the GBCC Parties reached a settlement with GBHC which was approved by the New Jersey Bankruptcy Court. The terms of the settlement agreement provided, among other things, (1) that the GBCC Parties convey the land parcels and related mortgage note to GBHC in exchange for a cash payment equal to the GBCC Parties' cost in such land parcels with an additional $500,000 payment due upon confirmation of a plan of reorganization by the New Jersey Bankruptcy Court and (2) that GBHC be included in the consolidated federal income tax return of GBCC for 1997 and 1998 enabling GBCC to utilize GBHC's tax NOL's. The right to receive the additional $500,000 payment was subsequently conveyed to Greate Bay Holdings, L.L.C. The agreement also provided that on or before December 31, 1998, GBCC would cause Holdings and its subsidiaries to be deconsolidated from the GBCC federal income tax return by means of transferring 21% of the stock ownership of Holdings to an unconsolidated entity. Such transfer was accomplished effective as of December 31, 1998. In addition, the settlement agreement also allowed GBHC to offset its working capital loan from GBCC in the amount of $8 million together with interest accrued thereon against claim asserted by GBHC against GBCC under certain tax allocation agreements.

         GBCC licenses the "Sands" name under a license agreement dated as of May 19, 1987, which rights with respect to Atlantic City, New Jersey are sublicensed to GBHC. The license agreement has a term of 99 years and requires a royalty payment for each location of the greater of 1.5% of gross room charges, as defined in the agreement, payable monthly, or $100,000 per calendar year. GBCC has entered into an agreement with the licensor whereby GBCC has agreed to relinquish all rights under the license agreement with respect to Atlantic City and the licensor has agreed to release GBCC from all liability and responsibility with respect to Atlantic City. The agreement becomes effective on the Effective Date of the confirmation of the Joint Plan. The Joint Plan provides for a substituted license agreement between GBHC and the licensor. GBCC does not currently operate any properties under the "Sands" name.

         Other Filings -

         On June 30, 2000, three inactive, wholly owned, indirect subsidiaries of GBCC filed for liquidation under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The subsidiaries were originally formed to acquire property and build a second casino/hotel in Atlantic City, New Jersey. These plans were subsequently abandoned; however, the companies remained in existence pending the outcome of certain litigation which was substantially resolved in 1996. The filings did not and are not expected to have a significant effect on the operations or financial position of GBCC.

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

Item 3.  Defaults Upon Senior Securities

         As a result of the filings discussed in Item 1. above, GB Property Funding defaulted on its issue of $182,500,000 principal amount of 10.875% First Mortgage Notes. Principal payments of $2,500,000 due each January 15 and July 15 were not made subsequent to July 15, 1997. Under an order of the Bankruptcy Court permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the 10.875% First Mortgage Notes, must be remitted to the Trustee for the 10.875% First Mortgage Notes as reductions to the outstanding principal. As of May 11, 2000 , approximately $524,000 had been remitted to the Trustee from the proceeds on the sale of equipment. The accrual of interest on the 10.875% First Mortgage Notes for periods subsequent to the filings has been suspended; such interest on a contractual basis amounts to approximately $61,300,000 as of August 10, 2000.

Item 6.  - Exhibits and Reports on Form 8-K

         The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2000.

SIGNATURES
----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GREATE BAY CASINO CORPORATION



Date:      August 10, 2000                    By: /s/       John C. Hull
     ----------------------------------           -----------------------------
                                                            John C. Hull
                                                      Chief Executive Officer