Form 10-Q
period 2000-09-30
GREATE BAY CASINO CORP
filed 2000-11-13
CIK 30117

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2000
                                 -----------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the transition period from________________________ to_______________________
Commission file number   1-6339
                        -------------

                         GREATE BAY CASINO CORPORATION
                         -----------------------------
            (Exact name of Registrant as specified in its charter)

              Delaware                                     75-1295630
--------------------------------------------   ---------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

  c/o Advanced Casino Systems Corporation
        200 Decadon Drive, Suite 100
       Egg Harbor Township, New Jersey                            08234
---------------------------------------------    -------------------------------
   (Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number, including area code)       (609) 441-0704
                                                     ---------------------------
                                (Not Applicable)
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No_____
                                              ---
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at November 10, 2000
------------------------------------------   -----------------------------------
   Common Stock, $.10 par value                         5,186,627 shares

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
-----------------------------

Introductory Notes to Consolidated Financial Statements
-------------------------------------------------------

     Current GBCC Operations -

     Greate Bay Casino Corporation, a Delaware corporation, and its subsidiaries ("GBCC" or the "Company") are engaged in the development and sale of casino-related information technology systems. In prior years, GBCC was also engaged in casino-related operations consisting of management and consulting contracts with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica County, Mississippi (the "Tunica Casino") and ownership and operation of the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GBCC's common stock is listed on the OTC Bulletin Board Service under the trading symbol "GEAAQ". Approximately 36% of GBCC's outstanding stock is owned by Jack E. Pratt, Edward T. Pratt, Jr., William D. Pratt, Edward T. Pratt III and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 54% of Hollywood Casino Corporation ("HCC", a Delaware corporation), which owns the Aurora Casino and the Tunica Casino. The principal executive offices of GBCC are located at 200 Decadon Avenue, Suite 100, Egg Harbor Township, New Jersey 08234, telephone (609) 441-0704.

     GBCC is insolvent and its only significant remaining operating activity is the development, installation and maintenance of casino systems by its wholly owned subsidiary, Advanced Casino Systems Corporation ("ACSC"). At September 30, 2000 GBCC and its subsidiaries had debt outstanding to HCC consisting of (1) demand notes and accrued interest thereon totaling $10.2 million and (2) a 14.875% secured promissory note due 2006 in the amount of $45.1 million. ACSC's operations do not generate sufficient cash flow to provide debt service on the HCC demand notes and, consequently, GBCC is currently insolvent. Additionally, semi-annual interest payments of approximately $3.5 million attributable to the 14.875% secured promissory note become payable commencing in February 2001. Accordingly, GBCC is currently negotiating with HCC to restructure its obligations and, in that connection, has entered into a standstill agreement with HCC. Under the standstill agreement, all payments of principal and interest due from HCC during the period from March 1, 2000 through December 1, 2000 with respect to an intercompany note as detailed in Note 7 of the Notes to Consolidated Financial Statements have been deferred until January 1, 2001 in consideration of HCC's agreement not to demand payment of principal or interest on the demand notes owed by GBCC (see (1) above). The fair market value of GBCC's assets is substantially less than its existing obligations to HCC. Accordingly, management anticipates that any restructuring of GBCC's obligations will result in the conveyance of all of its assets (or the proceeds from the sale of its assets) to HCC, resulting in no cash or other assets remaining available for distribution to the Company's shareholders. Any restructuring of GBCC's obligations, consensual or otherwise, will require the Company to file for protection under federal bankruptcy laws and will ultimately result in liquidation of the Company.

     The insolvency of GBCC raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     GB Holdings, Inc. and Subsidiaries -

     On January 5, 1998, GB Holdings, Inc. ("Holdings"), at the time a wholly owned subsidiary of GBCC, together with Holdings' wholly owned subsidiaries, Greate Bay Hotel and Casino, Inc. ("GBHC") and GB Property Funding Corp. ("GB Property Funding"), filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "New Jersey Bankruptcy Court"). On June 1, 1999, a plan of reorganization was filed by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provided for the secured bondholders to receive new debt and 100% of the equity ownership of Holdings in exchange for their claims and for unsecured creditors to receive a partial cash settlement of their claims. Subsequent to the filing of a reorganization plan by the debtors, two competing plans were filed by (1) Park Place Entertainment Corporation, a large and diversified gaming company with significant operations in Atlantic City, and (2) jointly by High River Limited Partnership ("High River"), an entity controlled by Carl C. Icahn, and by the Official Committee of Unsecured Creditors (the "Joint Plan"). On August 14, 2000, the New

Jersey Bankruptcy Court confirmed the Joint Plan. The Sands subsequently transferred 46.3% of its equity interests to High River in exchange for $65 million in cash and the secured bondholders received $110 million in new notes plus the remaining equity interests in exchange for the $182.5 million of first mortgage notes in default. No distributions were made to the previous shareholders, including Greate Bay Holdings, L.L.C., an indirect, wholly owned subsidiary of GBCC, which held 79% of the outstanding common stock of Holdings.

     As a result of the Chapter 11 filings discussed above, GBCC's control over the filing subsidiaries was subject to supervision of the New Jersey Bankruptcy Court and GBCC did not expect to have ownership or operating control of such subsidiaries after reorganization. Furthermore, as a result of a settlement agreement reached by GBCC and Holdings during September 1998, GBCC no longer participated in the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC have not been included in the accompanying consolidated financial statements of GBCC.

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

     Financial Reporting -

     The consolidated financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 have been prepared by GBCC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of September 30, 2000 and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999 and its cash flows for the nine month periods ended September 30, 2000 and 1999.

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

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Greate Bay Casino Corporation
Egg Harbor Township, New Jersey


We have reviewed the accompanying condensed consolidated balance sheet of Greate Bay Casino Corporation and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 1999 and their cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

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



DELOITTE & TOUCHE LLP
Dallas, Texas
November 3, 2000

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                     September 30,
                                                         2000       December 31,
                                                      (Unaudited)       1999
                                                     -------------  -----------

Current Assets:
 Cash and cash equivalents                           $  6,404,000   $ 4,801,000
 Accounts receivable, net of allowances of $33,000
   and $28,000, respectively                              893,000       391,000
 Inventories                                              529,000       599,000
 Costs and estimated earnings in excess of billings     1,048,000       126,000
 Due from affiliates                                    1,929,000     1,088,000
 Other current assets                                     583,000       473,000
                                                     ------------   -----------

  Total current assets                                 11,386,000     7,478,000
                                                     ------------   -----------

Property and Equipment:
 Operating equipment                                      870,000       771,000
 Less - accumulated depreciation                         (568,000)     (438,000)
                                                     ------------   -----------

  Net property and equipment                              302,000       333,000
                                                     ------------   -----------

Other Assets:
 Note receivable from affiliate                           471,000     1,180,000
 Deferred income taxes                                     15,000        13,000
                                                     ------------   -----------

  Total other assets                                      486,000     1,193,000
                                                     ------------   -----------

                                                     $ 12,174,000   $ 9,004,000
                                                     ============   ===========



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                             September 30,
                                                 2000        December 31,
                                              (Unaudited)        1999
                                             -------------   -------------

Current Liabilities:
 Borrowings from affiliate                   $   6,750,000   $   6,750,000
 Accounts payable                                2,038,000       1,223,000
 Accrued liabilities -
  Salaries and wages                               274,000         188,000
  Interest                                       3,428,000       2,722,000
  Other                                             71,000          15,000
 Unearned revenues                               2,231,000         133,000
 Other current liabilities                          38,000          32,000
                                             -------------   -------------

  Total current liabilities                     14,830,000      11,063,000
                                             -------------   -------------

Long-Term Debt                                  45,069,000      40,446,000
                                             -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding          519,000         519,000
 Additional paid-in capital                     75,212,000      75,212,000
 Accumulated deficit                          (123,456,000)   (118,236,000)
                                             -------------   -------------

  Total shareholders' deficit                  (47,725,000)    (42,505,000)
                                             -------------   -------------

                                             $  12,174,000   $   9,004,000
                                             =============   =============



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                     -------------------------
                                                         2000         1999
                                                     -----------   -----------
Revenues:
 System sales and support services                   $ 4,644,000   $ 1,587,000
                                                     -----------   -----------

Expenses:
 Cost of sales                                         2,008,000       462,000
 Marketing                                               415,000       291,000
 System development and support services                 924,000       703,000
 General and administrative                              619,000       656,000
 Depreciation                                             44,000        46,000
                                                     -----------   -----------

  Total expenses                                       4,010,000     2,158,000
                                                     -----------   -----------

 Income (loss) from operations                           634,000      (571,000)
                                                     -----------   -----------

Non-operating income (expense):
 Interest income                                         136,000       142,000
 Interest expense                                     (1,851,000)   (1,609,000)
 Gain on elimination of investment in Pratt
   Casino Corporation                                         -        140,000
                                                     -----------   -----------

  Total non-operating expense, net                    (1,715,000)   (1,327,000)
                                                     -----------   -----------

Loss before income taxes                              (1,081,000)   (1,898,000)
 Income tax provision                                    (69,000)      (36,000)
                                                     -----------   -----------

Net loss                                             $(1,150,000)  $(1,934,000)
                                                     ===========   ===========

Basic and diluted net loss per common share          $      (.22)  $      (.37)
                                                     ===========   ===========



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                     -------------------------
                                                        2000           1999
                                                     -----------   -----------
Revenues:
 System sales and support services                   $ 9,509,000   $ 5,200,000
 Consulting fees                                             -         477,000
                                                     -----------   -----------

  Total revenues                                       9,509,000     5,677,000
                                                     -----------   -----------

Expenses:
 Cost of sales                                         4,098,000     2,277,000
 Marketing                                               872,000       425,000
 System development and support services               2,559,000     1,903,000
 General and administrative                            2,068,000     2,142,000
 Depreciation                                            139,000       135,000
                                                     -----------   -----------

  Total expenses                                       9,736,000     6,882,000
                                                     -----------   -----------

 Loss from operations                                   (227,000)   (1,205,000)
                                                     -----------   -----------

Non-operating income (expense):
 Interest income                                         388,000       530,000
 Interest expense                                     (5,329,000)   (8,635,000)
 Equity in earnings of Limited Partnership                   -       2,660,000
 Restructuring costs                                         -        (230,000)
 Gain on elimination of investment in Pratt
  Casino Corporation                                         -      86,129,000
                                                     -----------   -----------

  Total non-operating (expense) income, net           (4,941,000)   80,454,000
                                                     -----------   -----------

(Loss) income before income taxes                     (5,168,000)   79,249,000
 Income tax provision                                    (52,000)      (63,000)
                                                     -----------   -----------

Net (loss) income                                    $(5,220,000)  $79,186,000
                                                     ===========   ===========

Basic and diluted net (loss) income per common share $     (1.01)  $     15.27
                                                     ===========   ===========



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                     -------------------------------
                                                                        2000                 1999
                                                                     -----------         ------------
OPERATING ACTIVITIES:
 Net (loss) income                                                   $(5,220,000)        $ 79,186,000
 Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
  Depreciation and amortization, including
   accretion of debt discount                                          4,762,000            4,115,000
  Provision for doubtful accounts                                          5,000                    -
  Equity in earnings of Limited Partnership                                    -           (2,660,000)
  Gain on elimination of investment in Pratt
   Casino Corporation                                                          -          (86,129,000)
  Distributions received from Limited Partnership                              -            4,038,000
  Deferred income tax provision                                          (14,000)               2,000
  (Increase) decrease in accounts receivable                            (507,000)               8,000
  Increase (decrease) in accounts payable and
   other accrued liabilities                                           1,663,000           (3,514,000)
  Net change in other current assets and liabilities                     882,000             (291,000)
  Net change in noncurrent due from affiliates                                 -               61,000
                                                                     -----------         ------------

     Net cash provided by (used in) operating activities               1,571,000           (5,184,000)
                                                                     -----------         ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                    (108,000)             (29,000)
 Collections on notes receivable                                         140,000              526,000
 Deconsolidation of Pratt Casino Corporation cash and
    cash equivalents                                                           -             (868,000)
                                                                     -----------         ------------

  Net cash provided by (used in) investing activities                     32,000             (371,000)
                                                                     -----------         ------------

  Net increase (decrease) in cash and cash equivalents                 1,603,000           (5,555,000)
  Cash and cash equivalents at beginning of period                     4,801,000           10,616,000
                                                                     -----------         ------------

  Cash and cash equivalents at end of period                         $ 6,404,000         $  5,061,000
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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization, Business and Basis of Presentation

     Greate Bay Casino Corporation ("GBCC"), a Delaware corporation, is engaged in the development, installation and maintenance of casino systems through its wholly owned subsidiary, Advanced Casino Systems Corporation ("ACSC"). In prior years, GBCC and its other subsidiaries were also engaged in the operation and management of and provision of services to casino properties, including the ownership and operation of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and, until October 1999, contracts to manage and consult with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica County, Mississippi (the "Tunica Casino") (see Notes 7 and 8). As explained below, the GBCC subsidiary which owned the Sands recently emerged from its Chapter 11 proceedings; as expected, GBCC did not retain ownership or operating control after reorganization. The GBCC subsidiary which held the management and consulting contracts completed its reorganization under Chapter 11 in October 1999 and is no longer owned by GBCC. Accordingly, as further described below, the activities of the subsidiaries which owned the Sands and which held the management contracts with the Aurora and Tunica casinos are not included in the consolidated operating results of GBCC.

     Approximately 36% of GBCC's outstanding stock is owned by Jack E. Pratt, Edward T. Pratt, Jr., William D. Pratt, Edward T. Pratt III and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 54% of Hollywood Casino Corporation ("HCC"), which owns the Aurora Casino and the Tunica Casino.

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

     Current GBCC Operations -

     GBCC is insolvent and its only significant remaining operating activity is the development, installation and maintenance of casino systems by ACSC. At September 30, 2000, GBCC and its subsidiaries had debt outstanding to HCC consisting of (1) demand notes and accrued interest thereon totaling $10,179,000 (see Notes 4 and 7) and (2) a 14.875% secured promissory note due 2006 in the amount of $45,069,000 (see Note 5). ACSC's operations do not generate sufficient cash flow to provide debt service on the HCC demand notes and, consequently, GBCC is currently insolvent. Additionally, semi-annual interest payments of $3,540,000 million attributable to the 14.875% secured promissory note become payable commencing in February 2001. Accordingly, GBCC is currently negotiating with HCC to restructure its obligations and, in that connection, has entered into a standstill agreement with HCC. Under the standstill agreement, all payments of principal and interest due from HCC during the period from March 1, 2000 through December 1, 2000 with respect to an intercompany note more fully described in Note 7 have been deferred until January 1, 2001 in consideration of HCC's agreement not to demand payment of principal or interest on the demand notes owed by GBCC (see (1) above). The fair market value of GBCC's assets is substantially less than its existing obligations to HCC. Accordingly, management anticipates that any restructuring of GBCC's obligations will result in the conveyance of all of its assets (or the proceeds from the sale of its assets) to HCC, resulting in no cash or other assets remaining available for distribution to the Company's shareholders. Any restructuring of GBCC's obligations, consensual or otherwise, will require

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

the Company to file for protection under federal bankruptcy laws and will ultimately result in liquidation of the Company.

     The insolvency of GBCC raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     GB Holdings, Inc. and Subsidiaries -

     On January 5, 1998, GB Holdings, Inc. ("Holdings"), at that time a wholly owned subsidiary of GBCC, together with Holdings' wholly owned subsidiaries, GB Property Funding Corp. ("GB Property Funding") and Greate Bay Hotel and Casino, Inc. ("GBHC"), filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "New Jersey Bankruptcy Court"). On June 1, 1999, a plan of reorganization was filed by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provided for the secured bondholders to receive new debt and 100% of the equity ownership of Holdings in exchange for their current claims and for unsecured creditors to receive a partial cash settlement of their claims. Subsequent to the filing of a reorganization plan by the debtors, two competing plans were filed by (1) Park Place Entertainment Corporation, a large and diversified gaming company with significant operations in Atlantic City, and (2) jointly by High River Limited Partnership ("High River"), an entity controlled by Carl C. Icahn, and by the Official Committee of Unsecured Creditors (the "Joint Plan"). On August 14, 2000, the New Jersey Bankruptcy Court confirmed the Joint Plan . The Sands subsequently transferred 46.3% of its equity interests to High River in exchange for $65 million in cash and the secured bondholders received $110 million in new notes plus the remaining equity interests in exchange for the $182.5 million of first mortgage notes in default. No distributions were made to the previous shareholders, including Greate Bay Holdings, L.L.C., an indirect, wholly owned subsidiary of GBCC, which held 79% of the outstanding common stock of Holdings (see Note 9).

     As a result of the Chapter 11 filings, GBCC's control over the filing subsidiaries was subject to supervision of the New Jersey Bankruptcy Court and GBCC did not expect to have ownership or operating control of such subsidiaries after reorganization. Furthermore, as the result of a settlement agreement reached by GBCC and Holdings during September 1998 (see Note 10), GBCC no longer participated in the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC have not been included in the accompanying consolidated financial statements of GBCC.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

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

     The consolidated financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 have been prepared by GBCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of September 30, 2000 and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999 and its cash flows for the nine month periods ended September 30, 2000 and 1999.

(2)  Earnings per common share

     Basic earnings per common share is calculated by dividing the net (loss) income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated for any period in which income from continuing operations was earned by dividing the components of net (loss) income by the weighted average number of shares of common stock and potential common shares outstanding. For each of the three and nine month periods ended September 30, 2000 and 1999, there were no potential common shares outstanding and basic and diluted earnings per share were the same. The weighted average number of shares of common stock used in the calculation of both basic and diluted earnings per share was 5,186,627 for each of the three and nine month periods ended September 30, 2000 and 1999.

3)   Revenue recognition

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

     Costs and estimated earnings in excess of billings on contracts in progress represent recoverable costs and the estimated profits thereon which have not yet been billed to the customer. Unearned revenues of $2,231,000 and $133,000 at September 30, 2000 and December 31, 1999, respectively, represent deposits or prepayments received by customers for services yet to be performed. Such advance payments are applied over the lives of the contracts.

4)   Borrowings from Affiliate

     GBCC and its subsidiaries had outstanding affiliate borrowings from HCC of $6,750,000 as of both September 30, 2000 and December 31, 1999. During the third quarter of 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13.75% per annum payable quarterly commencing October 1, 1996; such funds were loaned by GBCC to GBHC for working capital purposes on the same terms. On September 2, 1998, the working capital loans to GBHC were cancelled as part of a settlement agreement among GBCC and Holdings, together with certain of their subsidiaries, and HCC (see Note 10). In addition, a $250,000 loan from HCC with interest at the rate of 14% per annum payable semiannually was due on April 1, 1998 and remains outstanding. These borrowings from HCC are currently subject to a standstill agreement (see Notes 1 and 7). During October 2000, GBCC paid $900,000 of the outstanding principal balance and agreed to offset an additional $146,000 of principal against other receivables due from HCC while negotiations to restructure the debt continue.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

(5) Long-Term Debt and Pledge of Assets

    Long-term debt consists of the following:

                                                     September 30,  December 31,
                                                          2000          1999
                                                     -------------  ------------
    14.875% secured promissory note, due 2006,
     net of discount of $2,534,000 and $7,157,000,
     respectively                                    $  45,069,000  $ 40,446,000

    Less - current maturities                                  -             -
                                                     -------------  ------------

    Total long-term debt                             $  45,069,000  $ 40,446,000
                                                     =============  ============

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

    No interest was paid during the nine month period ended September 30, 2000. Interest paid amounted to $6,768,000 during the nine month period ended September 30, 1999.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

(6)  Income Taxes

     GBCC's (provision) benefit for income taxes consists of the following:

                              Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                            ---------------------    ----------------------
                               2000        1999         2000        1999
                            ---------   ---------    ----------   ---------

Federal income tax
 benefit (provision):
 Current                    $     -     $  (4,000)   $      -     $ (29,000)
 Deferred                    (388,000)   (814,000)    1,036,000    (722,000)
State income tax benefit
 (provision):
 Current                      (80,000)    (32,000)      (66,000)    (32,000)
 Deferred                      11,000     640,000        14,000      (2,000)
 Valuation allowance          388,000     174,000    (1,036,000)    722,000
                            ---------   ---------    ----------   ---------

                            $ (69,000)  $ (36,000)   $  (52,000)  $ (63,000)
                            =========   =========    ==========   =========

     GBCC paid no federal income taxes during the nine month period ended September 30, 2000; federal income taxes of $25,000 were paid during the nine month period ended September 30, 1999. GBCC paid state income taxes totaling $1,000 and $103,000, respectively, during the nine month periods ended September 30, 2000 and 1999.

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

     As a result of a settlement agreement entered into in September 1998 (see
Note 10), Holdings and its subsidiaries are no longer included in the consolidated tax return of GBCC for periods subsequent to December 31, 1998. The deconsolidation and sale of PCC and its subsidiaries has also resulted in those entities no longer being included in GBCC's consolidated tax return for periods subsequent to October 1999. As of September 30, 2000, GBCC and its subsidiaries, exclusive of Holdings and its subsidiaries, have net operating loss carryforwards ("NOL's") totaling approximately $17,700,000 for federal income tax purposes, none of which begin to expire until the year 2012. Additionally, GBCC and its subsidiaries have alternative minimum tax and other tax credits available totaling approximately $29,000 and $511,000, respectively. Alternative minimum tax credits do not expire and the other tax credits expire in 2000 ($97,000) and 2001 ($414,000). Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), requires that the tax benefit of such NOL's, credit carryforwards and deferred tax assets resulting from

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of such asset is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of such asset is more likely than not and, thus, has provided valuation allowances for substantially all of the deferred tax assets for all periods presented. The remaining deferred tax assets represent state timing differences expected to be utilized.


                                      September 30,   December 31,
                                           2000          1999
                                      -------------   ------------

Deferred tax assets:
  Net operating loss carryforwards      $ 6,009,000    $ 5,060,000
  Allowance for doubtful accounts            97,000         94,000
  Investment and jobs tax credits           511,000        511,000
  Other                                     109,000         11,000
  Alternative minimum tax credit             29,000         29,000
                                        -----------    -----------

   Total deferred tax assets              6,755,000      5,705,000
Valuation allowance                      (6,719,000)    (5,683,000)
                                        -----------    -----------

                                        $    36,000    $    22,000
                                        ===========    ===========

Classified as:
 Other current assets                   $    21,000    $     9,000
 Deferred tax asset                          15,000         13,000
                                        -----------    -----------

                                        $    36,000    $    22,000
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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

of HCC, including GBCC, for 1995 and 1996. Until such examination is completed, allocations of tax attributes and additional alternative minimum tax or regular tax obligations, if any, can not be determined. As a result, management is presently unable to estimate the ultimate impact of the examination on the consolidated financial position or results of operations of GBCC.

(7)  Transactions with Related Parties

     In April 1997, HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount ($7,597,000 discounted value) of PPI Funding Notes (see Note 5) and $350,000 of accrued interest due from GBCC to PPI Corporation in exchange for the general partnership interest in PML. The $3,800,000 note was payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. The note was amended as of the October 1999 acquisition of PCC by HCC (see Note 1) to provide for monthly installments of $83,000 including interest and additional quarterly principal payments of $21,000 beginning January 1, 2000. PPI Corporation and HCC have entered into agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through December 1, 2000. These deferrals do not extend the maturities or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment date of January 1, 2001. The outstanding note balances at September 30, 2000 and December 31, 1999 are $1,893,000 and $2,033,000, respectively. Of these balances, $1,422,000 and $853,000, respectively, are included in current amounts due from affiliate and $471,000 and $1,180,000, respectively, are included in noncurrent note receivable from affiliate at September 30, 2000 and December 31, 1999. Interest income on the note from HCC amounted to $66,000 and $84,000, respectively, during the three month periods ended September 30, 2000 and 1999 and $199,000 and $267,000, respectively, during the nine month periods ended September 30, 2000 and 1999. Accrued interest receivable of $175,000 and $24,000, respectively, is included in amounts due from affiliates in the accompanying consolidated balance sheets at September 30, 2000 and December 31, 1999.

     Pursuant to a consulting agreement which was terminated effective October 13, 1999 with Hollywood Casino - Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino, PCC received monthly consulting fees of $100,000. Fees amounting to $477,000 are included in the accompanying consolidated statement of operations for the nine month period ended September 30, 1999. Effective May 25, 1999, GBCC discontinued recognizing the income of PCC, including income earned with respect to the consulting agreement.

     HCC and its subsidiaries allocate certain general and administrative costs to GBCC and its subsidiaries pursuant to services agreements and GBCC allocates certain of its administrative costs to HCC. Net allocated costs and fees charged to GBCC and its subsidiaries by HCC and its subsidiaries amounted to $74,000 and $157,000, respectively, during the three month periods ended September 30, 2000 and 1999 and $225,000 and $466,000, respectively, during the nine month periods ended September 30, 2000 and 1999. In connection with such charges, net payables in the amount of $11,000 and $20,000 are included in the accompanying consolidated balance sheets at September 30, 2000 and December 31, 1999, respectively.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     ACSC provides computer, marketing and other administrative services to GBHC and to HCC and its subsidiaries. Computer services provided include hardware, software and operator support and, for the most part, such services are billed by ACSC at its direct cost plus expenses incurred. ACSC and HCT entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999 to provide such services and to license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT paid ACSC for such equipment and licensed such software at amounts and on terms and conditions that ACSC provided to unrelated third parties. HCT also paid ACSC a fixed license fee of $33,600 per month. ACSC also provided services to HCA through HCA's management agreement with PML. ACSC's service agreements with PML and HCT terminated on October 13 and December 31, 1999, respectively. ACSC has continued to provide services to HCA and HCT on an as needed basis at third party consulting rates. ACSC entered into new maintenance and support agreements with HCT and HCA effective as of January 1, 2000 which provide for an aggregate monthly fee of $26,000 (subject to change upon 60 days written notice) plus additional services at rates charged by ACSC to third parties. The agreement has an initial term of one year with automatic annual renewals unless notice of termination is given. ACSC's billings to HCC and its subsidiaries for such services amounted to $164,000 and $214,000, respectively, for the three month periods ended September 30, 2000 and 1999 and $710,000 and $794,000, respectively, for the nine month periods ended September 30, 2000 and 1999. Unpaid charges from HCC and its subsidiaries included in due from affiliates in the accompanying consolidated balance sheets at September 30, 2000 and December 31, 1999 amounted to $52,000 and $106,000, respectively. Billings to GBHC amounted to $135,000 and $162,000, respectively, for the three month periods ended September 30, 2000 and 1999 and $372,000 and $626,000, respectively, for the nine month periods ended September 30, 2000 and 1999. Unpaid charges from GBHC included in due from affiliates in the accompanying consolidated balance sheets at September 30, 2000 and December 31, 1999 amounted to $110,000 and $76,000, respectively.

     ACSC is also providing and installing casino system software to a new HCC-owned casino property presently under construction in Shreveport, Louisiana. Total amounts billed during both the three and nine month periods ended September 30, 2000 amounted to $1,126,000. The accompanying consolidated balance sheet at September 30, 2000 includes receivables in the amount of $19,000 in due from affiliates and costs and estimated earnings in excess of billings in the amount of $620,000 with respect to the Shreveport installation.

     ACSC has outstanding payables to GBHC amounting to $159,000 at both September 30, 2000 and December 31, 1999 included in accounts payable in the accompanying consolidated balance sheets.

     Interest expense with respect to borrowings from HCC is set forth below:

                               Three Months Ended         Nine Months Ended
                                  September 30,             September 30,
                             -----------------------  -------------------------
                                2000         1999        2000           1999
                             -----------  ----------- -----------   -----------

PPI Funding Notes (Note 5)   $ 1,614,000  $ 1,374,000 $ 4,623,000   $ 3,980,000
Other borrowings (Note 4)        237,000      237,000     706,000       704,000

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


     Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balances at September 30, 2000 and December 31, 1999. Interest accrued on short-term borrowings at September 30, 2000 and December 31, 1999, which amounted to $3,428,000 and $2,722,000, respectively, is included in interest payable in the accompanying consolidated balance sheets.

(8)  Investment in Pratt Management, L.P.

     Prior to the Restructuring in October 1999 (see Note 1), PCC held the limited partnership interest in PML which earned management fees from the Aurora Casino and incurred operating and other expenses with respect to its management thereof. As the limited partner in PML, PCC received 1% of the first $84,000 of net income earned by the partnership each month and 99% of any income earned above such amount. PML earned management fees amounting to $3,061,000 and $7,273,000, respectively, during the three and nine month periods ended September 30, 1999. PML also incurred operating and other expenses amounting to $406,000 and $997,000, respectively, during the three and nine month periods ended September 30, 1999.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


   The schedule below sets forth the accounts of Greate Bay Holdings, L.L.C.:


                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------


  Cash and cash equivalents                          $     109,000 $    402,000
  Receivables from Holdings and its subsidiaries (a)       879,000   23,247,000
  Receivable from Park Place Entertainment                 300,000          -
                                                     ------------- ------------

  Total assets                                           1,288,000   23,649,000
                                                     ------------- ------------

  Accounts payable and accrued liabilities                   9,000      156,000
  Due to holders of PRT Funding Notes (a)                1,185,000   23,254,000
  Litigation reserve as established by the plan
    of reorganization                                       94,000      239,000
                                                     ------------- ------------

  Total obligations                                      1,288,000   23,649,000
                                                     ------------- ------------

  Net assets                                         $         -   $        -
                                                     ============= ============

_______________________

(a) As a consequence of the confirmation of the Joint Plan, intercompany notes and accrued interest which had a carrying amount of $22,368,000 are now considered fully impaired. Greate Bay Holdings, L.L.C. received $711,000 from Holdings during October 2000 in satisfaction of certain receivables; however, it expects to realize less than the remaining $168,000 carrying amount of receivables from Holdings. Amounts due to holders of the PRT Funding Notes will be reduced correspondingly.

(10) Litigation

     Subsidiary Chapter 11 Filings and Related Litigation

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. On June 1, 1999, a plan of reorganization was filed by the debtors with the New Jersey Bankruptcy Court. Subsequent to this filing, two competing plans were filed, including the Joint Plan (see Note 1). On August 14, 2000, the New Jersey Bankruptcy Court confirmed the Joint Plan. The Sands subsequently transferred 46.3% of its equity interests to High River in exchange for $65 million in cash and the secured bondholders received $110 million in new notes plus the remaining equity interests in exchange for the $182.5 million of first mortgage notes in default. No distributions were made to the previous shareholders.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


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

     GBCC licenses the "Sands" name under a license agreement dated as of May 19, 1987, which rights with respect to Atlantic City, New Jersey were sublicensed to GBHC. The license agreement has a term of 99 years and requires a royalty payment for each location of the greater of 1.5% of gross room charges, as defined in the agreement, payable monthly, or $100,000 per calendar year. GBCC has entered into an agreement with the licensor whereby GBCC agreed to relinquish all rights under the license agreement with respect to Atlantic City and the licensor agreed to release GBCC from all liability and responsibility with respect to Atlantic City. The agreement became effective on the September 29, 2000 Effective Date of the Joint Plan. The Joint Plan provides for a substituted license agreement between GBHC and the licensor. GBCC does not currently operate any properties under the "Sands" name.

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

     Other Litigation -

     On October 8, 1998, GBCC and HCC filed a complaint against their former independent accountants and tax advisors in the District Court of Dallas County, Texas. On September 8, 2000, a mutually acceptable agreement was reached concluding the dispute and resulting in the dismissal of the lawsuit.

(11) Operating Leases

     GBCC and its subsidiaries lease office space and operating equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through the year 2004 and several contain automatic renewals unless notice of termination is given. Total rental expense amounted to $106,000, and $98,000, respectively, during the three month periods ended September 30, 2000 and 1999

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


and $311,000 and $290,000, respectively, during the nine month periods ended September 30, 2000 and 1999.

     Future minimum lease payments as of September 30, 2000 under operating leases having an initial or remaining noncancelable lease term in excess of one year are as follows:

     2000 (three months)                                      $  95,000
     2001                                                       351,000
     2002                                                       173,000
     2003                                                         4,000
     2004                                                         2,000
                                                              ---------

                                                              $ 625,000
                                                              =========

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

                                         Three Months Ended                    Nine Months Ended
                                            September 30,                        September 30,
                                      -------------------------            ------------------------
                                          2000          1999                  2000         1999
                                      ------------   ----------            -----------  -----------
Total percentage of period
 revenues attributable to
 installation contracts                       55.6%        72.0%                  67.6%        70.1%
Percentage of period revenues
 attributable to affiliate sales              27.0%        11.8%                  17.9%        16.5%

(13) Reclassifications

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2000 consolidated financial statement presentation.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     This Quarterly Report on Form 10-Q contains forward-looking statements about the business, results of operations, cash flows, financial condition and prospects of GBCC. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations applicable to ACSC's operations, and other risks indicated in GBCC's filing with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "anticipates" and similar expressions as they relate to GBCC or its management are intended to identify forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities

     In prior years, GBCC and its subsidiaries conducted three major business activities: (1) non-casino operations and the management thereof, (2) management services for casino operations and (3) ownership of the Sands Hotel and Casino in Atlantic City, New Jersey. As a result of the Chapter 11 filings by PCC, PRT Funding and NJMI and the resulting plan of reorganization confirmed in October 1999, GBCC no longer provides casino-related management services. As a result of Holdings and GBHC's Chapter 11 filings and the confirmation of the Joint Plan on August 14, 2000, GBCC no longer holds an equity position in the Sands. Accordingly, GBCC's current business activity consists solely of the operations of ACSC.

     ACSC licenses casino information technology systems to HCC's casino facilities, the Sands and non-affiliated casino companies. The results of ACSC's operations for the three and nine month periods ended September 30, 2000 and 1999 are set forth below:

                                               Three Months Ended          Nine Months Ended
                                                  September 30,              September 30,
                                           --------------------------  --------------------------
                                              2000           1999         2000            1999
                                          -----------     -----------  -----------    -----------
System sales and support service
 revenues                                  $ 4,644,000    $ 1,587,000  $ 9,509,000    $ 5,200,000
                                           -----------    -----------  -----------    -----------

Cost of sales                                2,008,000        462,000    4,098,000      2,277,000
Marketing                                      415,000        291,000      872,000        425,000
System development and support
  services                                     924,000        703,000    2,559,000      1,903,000
General and administrative                     493,000        355,000    1,315,000      1,000,000
Depreciation                                    44,000         46,000      139,000        135,000
                                           -----------    -----------  -----------    -----------

                                             3,884,000      1,857,000    8,983,000      5,740,000
                                           -----------    -----------  -----------    -----------

Income (loss) from operations              $   760,000    $  (270,000) $   526,000    $  (540,000)
                                           ===========    ===========  ===========    ===========

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

     The improvement in operating results during the third quarter and nine month period of 2000 from the same periods in 1999 is primarily due to the increased volume of system sales and installation contracts in the current year as explained in "Results of Operations".

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

                                          Three Months Ended                 Nine Months Ended
                                             September 30,                     September 30,
                                       ------------------------          ------------------------
                                          2000         1999                 2000         1999
                                       ----------   -----------          ----------   -----------
Total percentage of period
 revenues attributable to
 installation contracts                      55.6%         72.0%               67.6%         70.1%
Percentage of period revenues
 attributable to affiliate sales             27.0%         11.8%               17.9%         16.5%

     At September 30, 2000, GBCC and its subsidiaries had debt outstanding to HCC consisting of (1) demand notes (the "GBCC Notes") and accrued interest thereon totaling $10.2 million and (2) a 14.875% secured promissory note due 2006 (the "PPI Funding Notes") which had a discounted value of $45.1 million. ACSC's operations do not generate sufficient cash flow to provide debt service on the HCC demand notes and, consequently, GBCC is currently insolvent. Additionally, semi-annual interest payments of approximately $3.5 million attributable to the PPI Funding Notes become payable commencing in February 2001. Accordingly, GBCC is currently negotiating with HCC to restructure its obligations and, in that connection, has entered into a standstill agreement with HCC. Under the standstill agreement, all payments of principal and interest due from HCC during the period from March 1, 2000 through December 1, 2000 with respect to an intercompany note more fully described in Note 7 of the Notes to Consolidated Financial Statements have been deferred until January 1, 2001 in consideration of HCC's agreement not to demand payment of principal or interest on the GBCC Notes. The fair market value of GBCC's assets is substantially less than its existing obligations to HCC. Accordingly, management anticipates that any restructuring of GBCC's obligations will result in the conveyance of all of its assets (or the proceeds from the sale of its assets) to HCC, resulting in no cash or other assets remaining available for distribution to the Company's shareholders. Any restructuring of GBCC's obligations, consensual or otherwise, will require the Company to file for protection under federal bankruptcy laws and will ultimately result in liquidation of the Company.

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

     Effective as of April 1, 1997, HCC acquired from PPI Corporation the general partnership interest in PML which, prior to October 14, 1999, held the Aurora management contract. The acquisition price for the general partnership interest included, among other things, the assignment of a portion of the PPI Funding Notes to PPI Corporation and a new note in the original amount of $3.8 million. Principal and interest payments by HCC on the $3.8 million note approximate the general partner's share of annual partnership distributions made to HCC while PML held the Aurora management contract. GBCC and HCC have entered into standstill agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through December 1, 2000. These deferrals do not extend the maturities or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment date of January 1, 2001.

     The GBCC Notes consist primarily of $6.5 million borrowed from HCC during the third quarter of 1996. Such borrowings accrue interest at the rate of 13.75% per annum payable quarterly commencing October 1, 1996. GBCC loaned the proceeds from this loan to GBHC on similar terms. The loan to GBHC along with the related interest receivable were cancelled as part of a settlement agreement approved by the New Jersey Bankruptcy Court on September 2, 1998. Although payment of the GBCC Notes is on a demand basis, HCC has agreed not to demand payment as part of the standstill agreements described in the previous paragraph. During October 2000, GBCC paid $900,000 of the outstanding principal balance of the GBCC Notes to HCC and agreed to offset an additional $146,000 of principal against other receivables due from HCC while negotiations to restructure GBCC's debt continue.

     As previously described, GBCC is currently negotiating with HCC to restructure its obligations. The fair market value of GBCC's assets is substantially less than its existing obligations to HCC. Accordingly, management anticipates that any restructuring of GBCC's obligations will result in the conveyance of all of its assets (or the proceeds from the sale of its assets) to HCC, resulting in no cash or other assets remaining available for distribution to the Company's shareholders. Any restructuring of GBCC's obligations, consensual or otherwise, will require the Company to file for protection under federal bankruptcy laws and will ultimately result in liquidation of the Company.

     Capital Expenditures and Other Investments

     Property and equipment additions during the nine month period ended September 30, 2000 totaled $108,000; management anticipates that capital expenditures during the remainder of 2000, consisting only of ongoing equipment replacements and enhancements at ACSC, will not be significant.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

     General

     As a result of the filings by Holdings, GB Property Funding, and GBHC, GBCC did not expect to have ownership or operating control of such subsidiaries after reorganization. For the three and nine month periods ended September 30, 2000 and 1999, the accompanying consolidated statements of operations reflect the operations of Holdings and its subsidiaries under the cost method of accounting.

     The accompanying consolidated statements of operations for the three and nine month periods during 1999 include the activities of PCC, NJMI and PRT Funding on a consolidated basis only through May 25, 1999, the date on which these entities filed petitions under Chapter 11. GBCC accounted for its investment in these three entities under the cost method of accounting for the period from May 25, 1999 until their sale in October 1999 to HCC as part of the plan of reorganization approved by the Delaware Bankruptcy Court.

     HCC acquired the general partnership interest in PML from a subsidiary of GBCC effective April 1, 1997. From that date until October 14, 1999, PCC continued to hold the limited partnership interest in PML. This interest is presented under the equity method of accounting in the accompanying consolidated statements of operations during the three and nine month periods ended September 30, 1999 only through PCC's May 25, 1999 Chapter 11 filing date.

     Revenues

     System sales and support service revenues earned by ACSC increased $3.1 million (192.6%) and $4.3 million (82.9%), respectively, during the three and nine month periods ended September 30, 2000 compared to the prior year periods. Such increases were a result of increased system installations during 2000 compared to 1999. During 2000, ACSC provided services on four system installation contracts, two of which were completed during the quarter. These four contracts accounted for approximately $3.7 million of revenues during the third quarter. By comparison, the 1999 third quarter period included revenues with respect to a single system installation amounting to $973,000. For the 2000 nine month period, ACSC generated $7.5 million of revenue on five system installations and upgrades compared to $3.3 million on two installations during the 1999 nine month period. The addition of personnel during 1999 has better positioned ACSC to service multiple contracts.

     The recognition of consulting fees earned by PCC from the Tunica Casino, which amounted to $477,000 during the first nine months of 1999, was discontinued on May 25, 1999 upon the filing by PCC of its petition under Chapter 11.

     Cost of Sales

     ACSC's cost of sales increased $1.5 million (334.6%) and $1.8 million (80%), respectively, during the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. The increases were a result of increased contract installations during the 2000 periods compared to the same periods of 1999. Cost of sales does not fluctuate proportionately with the increase in revenues due to the mix

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

of revenues earned (sales versus support services) as well as to differences in the profitability of system installation contracts resulting from the bidding process.

     Marketing Expenses

     Marketing expenses for ACSC increased $124,000 (42.6%) and $447,000 (105.2%), respectively, during the three and nine month periods ended September 30, 2000 compared to the same periods during 1999. The increases reflect sales commissions associated with the system sales and installation contract revenues earned during the 2000 periods.

     System Development and Support Service Expenses

     System development and support services increased $221,000 (31.4%) and $656,000 (34.5%), respectively, for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. These increases result from additional personnel and equipment costs.

     General and Administrative Expenses

     GBCC's consolidated general and administrative expenses decreased slightly during the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. Reductions in corporate expenses resulting from the curtailment of GBCC's operations other than ACSC offset the three and nine month increases of $138,000 and $315,000, respectively, at ACSC resulting from the expansion of its operations.

     Interest

     Interest income decreased slightly during the 2000 third quarter resulting in a nine month decrease of $142,000 (26.8%) compared to the same period in 1999 as less cash was available for investment purposes and less interest was earned on GBCC's note receivable from HCC as a result of principal reductions prior to the standstill agreements.

     Interest expense increased $242,000 (15%) during the 2000 third quarter period resulting in a nine month decrease of $3.3 million (38.3%) compared to the same period in 1999. Interest expense incurred on the PRT Funding Notes prior to PRT Funding's filing under Chapter 11 on May 25, 1999 amounted to $4 million. The PRT Funding Notes were later settled as part of the Restructuring in October 1999. Excluding interest with respect to the PRT Funding Notes, the interest expense increases for the three and nine month periods ended September 30, 2000 reflect additional amortization of discount on the PPI Funding Notes. Such increases amounted to $240,000 and $643,000, respectively, during the 2000 three and nine month periods compared to the like periods in 1999.

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

     Restructuring Costs

     Restructuring costs during 1999 relate to fees incurred with respect to the Chapter 11 filings by PCC and its subsidiaries. Such costs ceased with the deconsolidation of PCC in May 1999.

     Gain on Elimination of Investment in Pratt Casino Corporation

     As a result of the filing of petitions for relief under Chapter 11 by PCC, NJMI and PRT Funding on May 25, 1999, GBCC did not expect to have ownership or operating control of these subsidiaries after reorganization. Accordingly, these subsidiaries were no longer included in the consolidated financial statements of GBCC for any period subsequent to May 25, 1999. GBCC's investment in PCC and its subsidiaries as well as certain amounts due from PCC and its subsidiaries were revalued to a zero basis effective on May 25, 1999. The elimination of the investment in and amounts due from PCC resulted in gains amounting to $140,000 and $86.1 million, respectively, for the three and nine month periods ended September 30, 1999. The third quarter gain of $140,000 represents an adjustment to the original estimate at May 25, 1999.

     Income Tax Provision

     As a result of a settlement agreement entered into in September 1998 (see
Note 10 of Notes to Consolidated Financial Statements), Holdings and its subsidiaries are no longer included in the consolidated tax return of GBCC for periods subsequent to December 31, 1998. The deconsolidation and sale of PCC and its subsidiaries has also resulted in those entities no longer being included in GBCC's consolidated tax return for periods subsequent to October 1999. Due to the availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of deferred tax assets resulting from NOL's and temporary differences is more likely than not. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", GBCC has provided valuation allowances for substantially all of the deferred tax assets at September 30, 2000 and December 31, 1999. The remaining deferred tax assets represent state timing differences expected to be utilized.

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

PART II: OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings

     Subsidiary Chapter 11 Filings and Related Litigation -

     On January 5, 1998, GB Holdings, Inc. ("Holdings"), at the time a wholly owned subsidiary of GBCC, together with Holdings' wholly owned subsidiaries, Greate Bay Hotel and Casino, Inc. ("GBHC") and GB Property Funding Corp. ("GB Property Funding"), filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "New Jersey Bankruptcy Court"). On June 1, 1999, a plan of reorganization was filed by debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provided for the secured bondholders to receive a new debt and 100% of the equity ownership of Holdings in exchange for their claims and for unsecured creditors to receive a partial cash settlement of their claims. Subsequent to the filing of a reorganization plan by the debtors, two competing plans were filed by (1) Park Place Entertainment Corporation, a large and diversified gaming company with significant operations in Atlantic City, and (2) jointly by High River Limited Partnership ("High River"), an entity controlled by Carl C. Icahn, and by the Official Committee of Unsecured Creditors (the "Joint Plan"). On August 14, 2000, the New Jersey Bankruptcy Court confirmed the Joint Plan. The Sands subsequently transferred 46.3% of its equity interests to High River in exchange for $65 million in cash and the secured bondholders received $110 million in new notes plus the remaining equity interests in exchange for the $182.5 million of first mortgage notes in default. No distributions were made to the previous shareholders, including Greate Bay Holdings, L.L.C., an indirect, wholly owned subsidiary of GBCC, which held 79% of the outstanding common stock of Holdings.

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

     Other Litigation -

     On October 8, 1998, GBCC and HCC filed a complaint against their former independent accountants and tax advisors in the District Court of Dallas County, Texas. On September 8, 2000, a mutually acceptable agreement was reached concluding the dispute and resulting in the dismissal of the lawsuit.

Item 6.  - Exhibits and Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 2000.


SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GREATE BAY CASINO CORPORATION



Date:      November 10, 2000                 By: /s/     John C. Hull
       -------------------------                -------------------------------
                                                         John C. Hull
                                                    Chief Executive Officer