Form 10-K405
period 2000-12-31
GREATE BAY CASINO CORP
filed 2001-03-26
CIK 30117

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2000
                             -----------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission file number        1-6339
                              ------

                         GREATE BAY CASINO CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               DELAWARE                                      75-1295630
--------------------------------------------      ------------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                    Identification No.)

  c/o Advanced Casino Systems Corporation
      200 Decadon Drive, Suite 100
     Egg Harbor Township, New Jersey                             08234
--------------------------------------------      ------------------------------
  (Address of principal executive offices)                     (Zip Code)


(Registrant's telephone number, including area code):          (609) 441-0704
                                                               --------------

          Securities registered pursuant to Section 12(b) of the Act:

           Common Stock,
      par value $.10 per share
--------------------------------    ------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of such stock on March 23, 2001, was $103,063. For the purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officer, directors and beneficial owners are, in fact, affiliates of the registrant. As of March 23, 2001, 5,186,627 shares of Common Stock, $.10 par value per share, were outstanding.

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

     GBCC is insolvent and its only remaining operating activity is the development, installation and maintenance of casino systems by its wholly owned subsidiary, Advanced Casino Systems Corporation ("ACSC"). At December 31, 2000 GBCC and its subsidiaries had debt outstanding to HCC consisting of (1) demand notes and accrued interest thereon totaling $9.3 million and (2) a 14.875% secured promissory note due 2006 in the amount of $46.7 million. ACSC's operations do not generate sufficient cash flow to provide debt service on the HCC demand notes and, consequently, GBCC is currently insolvent. Additionally, semi-annual interest payments of approximately $3.5 million attributable to the 14.875% secured promissory note become payable commencing in August 2001. GBCC is currently negotiating with HCC to restructure its obligations and, in that connection, has entered into certain standstill agreements with HCC. Under the standstill agreements, all payments of principal and interest due from HCC during the period from March 1, 2000 through March 1, 2001 with respect to an intercompany note as detailed in Note 6 of the Notes to Consolidated Financial Statements have been deferred until April 1, 2001 in consideration of HCC's agreement not to demand payment of principal or interest on the demand notes owed by GBCC (see (1) above). The fair market value of GBCC's assets is substantially less than its existing obligations to HCC. Accordingly, management anticipates that any restructuring of GBCC's obligations will result in the conveyance of all of its assets (or the proceeds from the sale of its assets) to HCC, resulting in no cash or other assets remaining available for distribution to the Company's shareholders. Any restructuring of GBCC's obligations, consensual or otherwise, will require the Company to file for protection under federal bankruptcy laws and will ultimately result in liquidation of the Company.

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

     Pratt Casino Corporation and Subsidiaries -

     The filings of petitions for relief by Holdings and its subsidiaries resulted in a default under the indenture for $85 million principal amount of 11.625% senior notes (the "PRT Funding Notes") issued by PRT Funding Corp. and guaranteed by Pratt Casino Corporation ("PCC"), both wholly owned, indirect subsidiaries of GBCC. Accordingly, the outstanding principal amount of the PRT Funding Notes accelerated and became due and payable. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 payment dates. On October 22, 1998, PRT Funding paid the bondholders an amount equal to a single semiannual interest payment ($4.9 million) while negotiations to restructure the PRT Funding Notes continued.

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

     Other Filings -

     On June 30, 2000, three inactive, wholly owned, indirect subsidiaries of GBCC filed for liquidation under Chapter 7 of the Bankruptcy Code in the Delaware Bankruptcy Court. The subsidiaries were originally formed to acquire property and build a second casino/hotel in Atlantic City, New Jersey. These plans were subsequently abandoned; however, the companies remained in existence pending the outcome of certain litigation which was substantially resolved in 1996. The cases were closed by the Trustee in Bankruptcy in December 2000 and are awaiting a final liquidation order from the Delaware Bankruptcy Court. The filings did not and are not expected to have a significant effect on the operations or financial position of GBCC.

Advanced Casino Systems Corporation
-----------------------------------

     ACSC's computer services and information technology includes table game and slot machine monitoring systems which enable casinos to track and rate patron play through the use of a casino player's card. These systems provide casino management with the key characteristics of patron play as slot machines are connected with, and information with respect to table games can be input into its data base monitoring system. When patrons use the casino player's card at slot machines or table games, the information is immediately available to casino management and allowing them to implement marketing programs to recognize and reward patrons during their visits to the casino. Certain of these marketing programs allow patrons to automatically credit themselves with complimentaries based on their levels of play. Such promotions and complimentaries include free meals, hotel accommodations, retail merchandise, parking and sweepstakes giveaways based on slot machine patrons' gross wagering. ACSC's systems also allow casino management to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs.

     ACSC provided its systems to the Sands, the Aurora Casino and the Tunica Casino. In 1997, ACSC began marketing its casino information technology systems, previously restricted to use by its affiliates, to unaffiliated gaming companies. To date, ACSC has completed contracts to implement or is currently installing such systems in eleven unaffiliated casinos and is currently negotiating to obtain additional contracts.

     ACSC's computer service revenues are derived primarily from system installation contracts and from sales to affiliates. System installation contracts generally require an extended period of time to complete and represent significant, but nonrecurring revenue earned from a given customer. Upon completion of an installation, ACSC may continue to recognize service or maintenance revenues from the customer at a much reduced amount. Accordingly, in order to maintain its current level of revenues, ACSC needs to continue to obtain installation contracts. For the years ended December 31, 2000, 1999 and 1998, respectively, installation contracts accounted for approximately 61%, 61% and 66% of

ACSC's revenues and affiliate sales accounted for approximately 23%, 23% and 22% of ACSC's revenues.

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

     General -

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

     Nevada -

     The manufacture and distribution in Nevada of gaming devices, cashless wagering systems, and computer software used in such devices and systems are subject to the Nevada Gaming Control Act and the related regulations and various local regulations. ACSC's manufacturing and distributing businesses are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and various local regulatory authorities.

     The laws, regulations and supervisory procedures of the Nevada gaming authorities are based upon declarations of public policy which are concerned with, among other things:

     1. the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

     2. the establishment and maintenance of responsible accounting practices and procedures;

     3. the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada gaming authorities;

     4.   the prevention of cheating and fraudulent practices; and

     5. providing a source of state and local revenues through taxation and licensing fees.

     Any change in such laws, regulations and procedures could have an adverse effect on ACSC's operations.

     ACSC is required to be licensed by the Nevada gaming authorities as a manufacturer and distributor. GBCC is registered by the Nevada Commission as a publicly traded corporation and, as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, ACSC without first obtaining licenses and approvals from the Nevada gaming authorities. The Company and ACSC have obtained from the Nevada gaming authorities the various registrations, approvals, permits and licenses required in order to engage in manufacturing and distributing activities in Nevada.

     The Nevada gaming authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or ACSC in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of ACSC must file applications with the Nevada gaming authorities and may be required to be licensed or found suitable by the Nevada gaming authorities. Officers, directors and key employees of the Company who are actively and directly involved in the manufacturing or distributing activities of ACSC may be required to be licensed or found suitable by the Nevada gaming authorities. The Nevada gaming authorities may deny any application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all costs of the investigation. Changes in licensed positions must be reported to the Nevada gaming authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada gaming authorities have jurisdiction to disapprove a change in corporate position.

     If the Nevada gaming authorities were to find an officer, director or key employee unsuitable for licensure or unsuitable to continue having a relationship with the Company or ACSC, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or ACSC to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company and ACSC are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by ACSC must be reported to, or approved by, the Nevada Commission.

     If it were determined that the Nevada gaming laws were violated by ACSC, the licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, ACSC, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada gaming laws at the discretion of the Nevada Commission. Limitation, conditioning or suspension of any license could (and revocation of any license would) materially adversely affect ACSC's manufacturing and distributing operations in the State of Nevada.

     Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada gaming authorities in conducting any such investigation.

     The Nevada gaming laws require any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada gaming laws require that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada gaming laws, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

     1.   voting on all matters voted on by stockholders;

     2. making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and

     3. such other activities as the Nevada Commission may determine to be consistent with such investment.

     If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of a registered publicly traded corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or ACSC, the Company:

     1. pays the person any dividend or interest upon voting securities of the Company;

     2. allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

     3. pays remuneration in any form to that person for services rendered or otherwise; or

     4. fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

     The Nevada Commission, in its discretion, may require the holder of any debt security of a registered publicly traded corporation to file applications, be investigated and be found suitable to own the debt security of a registered publicly traded corporation. Nevada law provides that if the Nevada Commission determines that a person is unsuitable to own a debt security of a registered publicly traded corporation, the corporation can be sanctioned, including the loss of its approvals, if it takes any of the following actions without having first obtained the approval of the Nevada Commission:

     1. pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

     2. recognizes any voting right by such unsuitable person in connection with such securities;

     3.   pays the unsuitable person remuneration in any form; or

     4. makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

     The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada gaming authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada gaming authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada gaming laws.

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred from such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

     Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of the registered publicly traded corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of a registered publicly traded corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases, of voting securities and corporate defense tactics affecting Nevada gaming licensees, and registered publicly traded corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effect of these business practices upon Nevada's gaming industry and to further Nevada's policy to:

     1. assure the financial stability of corporate gaming operators and their affiliates;

     2. preserve the beneficial aspects of conducting business in the corporate form; and

     3. promote a neutral environmental for the orderly governance of corporate affairs.

     Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada gaming laws also require prior approval of a plan of recapitalization proposed by the Company's board of directors in response to a tender offer made directly to the registered publicly traded corporation's stockholders for the purposes of acquiring control of the registered publicly traded corporation.

     Nevada licensees such as ACSC that hold licenses as a manufacturer and distributor are required to pay annual license renewal fees to the State of Nevada.

     Any person who is licensed, required to be licensed, registered, required to be registered, or who is under common control with such persons (collectively referred to as "Licensees"), and who proposes to become involved in the operation of a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada gaming laws. A licensee is also subject to disciplinary action by the Nevada Commission if he knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operations who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

Employees
---------

     At December 31, 2000, GBCC had approximately 87 employees, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.


ITEM 2.  PROPERTIES

     ACSC, leases approximately 18,000 square feet of office space for its operating and administrative needs including two offices in New Jersey and one in California. The office leases expire at various dates through October 31, 2003.

ITEM 3.  LEGAL PROCEEDINGS

Subsidiary Chapter 11 Filings and Related Litigation
----------------------------------------------------

     Subsidiary Chapter 11 Filings and Related Litigation -

     On January 5, 1998, Holdings together with its wholly owned subsidiaries, GBHC and GB Property Funding, filed petitions for relief under Chapter 11 of the Bankruptcy Code in the New Jersey Bankruptcy Court. On June 1, 1999, a plan of reorganization was filed by debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provided for the secured bondholders to receive a new debt and 100% of the equity ownership of Holdings in exchange for their claims and for unsecured creditors to receive a partial cash settlement of their claims. Subsequent to the filing of a reorganization plan by the debtors, two competing plans were filed by (1) Park Place Entertainment Corporation, a large and diversified gaming company with significant operations in Atlantic City, and
(2) jointly by High River, an entity controlled by Carl C. Icahn, and by the Official Committee of Unsecured Creditors (the "Joint Plan"). On August 14, 2000, the New Jersey Bankruptcy Court confirmed the Joint Plan. The Sands subsequently transferred 46.3% of its equity interests to High River in exchange for $65 million in cash and the secured bondholders received $110 million in new notes plus the remaining equity interests in exchange for the $182.5 million of first mortgage notes in default. No distributions were made to the previous shareholders, including Greate Bay Holdings, L.L.C., an indirect, wholly owned subsidiary of GBCC, which held 79% of the outstanding common stock of Holdings.

     Other Filings -

     On June 30, 2000, three inactive, wholly owned, indirect subsidiaries of GBCC filed for liquidation under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The subsidiaries were originally formed to acquire property and build a second casino/hotel in Atlantic City, New Jersey. These plans were subsequently abandoned; however, the companies remained in existence pending the outcome of certain litigation which was substantially resolved in 1996. The cases were closed by the Trustee in Bankruptcy in December 2000 and are awaiting a final liquidation order from the Delaware Bankruptcy Court. The filings did not and are not expected to have a significant effect on the operations or financial position of GBCC.

     Planet Hollywood Litigation -

     In 1996, Planet Hollywood International, Inc. and Planet Hollywood (Region
IV), Inc. filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against GBCC and against HCC and certain of its subsidiaries seeking (1) a declaratory judgment that it was entitled to use the name "Planet Hollywood" for a casino and (2) damages. In its complaint, Planet Hollywood alleged, among other things, that GBCC and HCC had, in operating the Hollywood Casino concept, infringed on their trademark, service mark and trade dress and had engaged in unfair competition and deceptive trade practices. GBCC and HCC and its subsidiaries filed counterclaims seeking (1) a declaratory judgment that Planet Hollywood was not entitled to use the name "Planet Hollywood" for a casino and (2) damages. The counterclaims alleged, among other things, that Planet Hollywood had, through its planned use of its mark in connection with casino services, infringed on GBCC and HCC's service marks and trade dress and had engaged in unfair competition. The trial commenced on July 19, 1999 and was completed on July 26, 1999. On August 25, 1999, GBCC, HCC and the other defendants filed a motion to dismiss the declaratory judgment claims of all parties asserting, among other things, that as a result of Planet Hollywood's reported deteriorating financial condition and perceived inability to enter into the casino business, there was no longer any actual case or controversy. On October 12, 1999, Planet Hollywood (Region IV), Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On December 3, 1999 the judge entered a judgment in favor of GBCC and HCC with respect to the damage claims brought by Planet Hollywood and granted their motion to dismiss the declaratory judgment claims of all parties. Planet Hollywood filed a notice of appeal of the judgment with the Seventh Circuit Court of Appeals; however, pursuant to a joint motion filed by the parties, such appeal was dismissed effective as of November 2, 2000.

     Other Litigation -

     On October 8, 1998, GBCC and HCC filed a complaint against their former independent accountants and tax advisors in the District Court of Dallas County, Texas. On September 8, 2000, a mutually acceptable agreement was reached concluding the dispute and resulting in the dismissal of the lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2000, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The common stock of GBCC is traded on the OTC Bulletin Board Service under the trading symbol "GEAA". The prices set forth in the following table represent actual transactions.


          Period                        High       Low
          ------                        ----       ---

          2000
               First Quarter            $.35       $.09
               Second Quarter            .22        .05
               Third Quarter             .15        .05
               Fourth Quarter            .11        .01

          1999
               First Quarter            $.44       $.23
               Second Quarter            .31        .06
               Third Quarter             .34        .06
               Fourth Quarter            .34        .08


     At March 23, 2001, there were approximately 3,900 holders of record of GBCC's common stock.

     No dividends have been paid on GBCC's common stock in the past and GBCC has no plans to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables present selected financial data for GBCC and are qualified in their entirety by the consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The data as of December 31, 2000 and 1999, and for the years ended December 31, 2000, 1999 and 1998, have been derived from the audited consolidated financial statements of GBCC presented in Item 8.


Statement of Operations Data:                                              Year Ended December 31,
                                                        ---------------------------------------------------------------
                                                         2000(1)     1999(1, 2)    1998(1)         1997          1996
                                                        --------     ----------   ---------     ---------     ---------
                                                                  (in thousands, except per share amounts)

Net revenues..........................................  $ 14,121     $    6,422   $   8,971     $ 263,691     $ 284,563
                                                        --------     ----------   ---------     ---------     ---------
Expenses:
 Operating expenses...................................    10,983          5,400       2,371       216,247       240,944
 General and administrative...........................     2,883          3,154       3,667        16,192        19,363
 Depreciation and amortization........................       181            181         129        13,392        18,781
                                                        --------     ----------   ---------     ---------     ---------
  Total expenses......................................    14,047          8,735       6,167       245,831       279,088
                                                        --------     ----------   ---------     ---------     ---------
Income (loss) from operations.........................        74         (2,313)      2,804        17,860         5,475
                                                        --------     ----------   ---------     ---------     ---------
Non-operating income (expenses):
 Interest income......................................       548            667         942         1,486         1,852
 Interest expense.....................................    (7,156)       (10,303)    (16,194)      (39,318)      (40,938)
 Equity in earnings of limited partnership............         -          2,660       6,494         5,012             -
 Gain on elimination of investment in Pratt
  Casino Corporation..................................         -         85,633           -             -             -
 Equity in earnings of and gain on elimination of
  investment in GB Holdings, Inc......................         -              -      31,233             -             -
 Restructuring costs..................................         -           (230)     (1,548)         (505)            -
 Gain (loss) on disposal of assets....................         -              -         472         2,120        (1,795)
                                                        --------     ----------   ---------     ---------     ---------
  Total non-operating (expense) income, net...........    (6,608)        78,427      21,399       (31,205)      (40,881)
                                                        --------     ----------   ---------     ---------     ---------
(Loss) income before income taxes, extraordinary and
 other items..........................................    (6,534)        76,114      24,203       (13,345)      (35,406)
Write off deferred financing costs....................         -              -           -        (6,515)            -
                                                        --------     ----------   ---------     ---------     ---------
(Loss) income before income taxes and
 extraordinary item...................................    (6,534)        76,114      24,203       (19,860)      (35,406)
Income tax (provision) benefit........................       (63)             7         287        (1,014)         (160)
                                                        --------     ----------   ---------     ---------     ---------
(Loss) income before extraordinary item...............    (6,597)        76,121      24,490       (20,874)      (35,566)
Extraordinary item:
 Gain on early extinguishment of debt.................         -              -           -           310             -
                                                        --------     ----------   ---------     ---------     ---------
  Net (loss) income...................................  $ (6,597)    $   76,121   $  24,490     $ (20,564)    $ (35,566)
                                                        ========     ==========   =========     =========     =========

Basic and diluted (loss) income per common share:
 (Loss) income before extraordinary item..............  $  (1.27)    $    14.68   $    4.72     $   (4.02)    $   (6.86)
 Extraordinary item...................................         -              -           -           .06             -
                                                        --------     ----------   ---------     ---------     ---------
  Net (loss) income...................................  $  (1.27)    $    14.68   $    4.72     $   (3.96)    $   (6.86)
                                                        ========     ==========   =========     =========     =========

Balance Sheet Data:                                                               December 31,
                                                        ---------------------------------------------------------------
                                                         2000(1)      1999(1, 2)   1998(1)       1997(1)         1996
                                                        --------     ----------   ---------     ---------     ---------
                                                                                (in thousands)
Total assets..........................................  $ 11,570     $    9,004   $  19,946     $  15,752     $ 221,345
Total debt............................................    46,687         40,446     120,040       115,949       326,024
Shareholders' deficit.................................   (49,102)       (42,505)   (118,626)     (143,116)     (159,207)


(1) As a result of the Chapter 11 filings by Holdings, GB Property Funding and GBHC, GBCC's control over these subsidiaries was subject to supervision of the New Jersey Bankruptcy Court and GBCC did not expect to be in control of such subsidiaries after reorganization. Furthermore, as a result of a settlement agreement reached by GBCC and Holdings in September 1998, GBCC no longer participated in the management of the Sands. Accordingly, these subsidiaries were excluded from the consolidated balance sheets of GBCC at December 31, 1999, 1998 and 1997. As more fully explained in Note 1 of the Notes to Consolidated Financial Statements of GBCC, during the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for by GBCC under the equity method of accounting. As a result of GBCC no longer controlling the operations of the Sands, the continued expectation that ownership control of Holdings would only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, GBCC's investment in Holdings as well as certain amounts due to Holdings and its subsidiaries were revalued to a zero basis effective on July 1, 1998. Accordingly, for periods subsequent to June 30, 1998 and prior to confirmation of the Joint Plan on August 14, 2000, GBCC accounted for its investment in Holdings under the cost method of accounting.

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

     ACSC licenses casino information technology systems to HCC's casino facilities, the Sands and non-affiliated casino companies. The results of ACSC's operations for the years ended December 31, 2000, 1999 and 1998 are set forth below:

                                            Year Ended December 31,
                                    -------------------------------------
                                       2000         1999          1998
                                    -----------  -----------   ----------

System sales and support service
 revenues                           $14,121,000  $ 5,945,000   $5,255,000
                                    -----------  -----------   ----------

Cost of sales                         6,023,000    2,628,000    1,304,000
System development and support
  services                            3,749,000    2,363,000    1,003,000
Marketing                             1,211,000      409,000       63,000
General and administrative            1,915,000    1,457,000    1,426,000
Depreciation                            181,000      181,000      130,000
                                    -----------  -----------   ----------

                                     13,079,000    7,038,000    3,926,000
                                    -----------  -----------   ----------

Income (loss) from operations       $ 1,042,000  $(1,093,000)  $1,329,000
                                    ===========  ===========   ==========


     The improvement in operating results during 2000 from the prior year period is primarily due to the increased volume of system sales and installation contracts. The decline in operating results during 1999 compared to 1998 is primarily due to marketing and administrative costs incurred in order to expand ACSC's business activities. These fluctuations are more fully explained under the caption "Results of Operations".

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


                                                 Year Ended December 31,
                                                 -----------------------
                                                   2000    1999    1998
                                                 -------  ------ -------

Total percentage of period revenues
 attributable to installation contracts           60.9%    61.3%   65.7%
Percentage of period revenues attributable
  to affiliate sales                              22.9%    22.8%   22.5%


     At December 31, 2000, GBCC and its subsidiaries had debt outstanding to HCC consisting of (1) demand notes (the "GBCC Notes") and accrued interest thereon totaling $9.3 million and (2) a 14.875% secured promissory note due 2006 (the "PPI Funding Notes") which had a discounted value of $46.7 million. ACSC's operations do not generate sufficient cash flow to provide debt service on the HCC demand notes and, consequently, GBCC is currently insolvent. Additionally, semi-annual interest payments of approximately $3.5 million attributable to the PPI Funding Notes become payable commencing in August 2001. Accordingly, GBCC is currently negotiating with HCC to restructure its obligations and, in that connection, has entered into certain standstill agreements with HCC. Under the standstill agreements, all payments of principal and interest due from HCC during the period from March 1, 2000 through March 1, 2001 with respect to an intercompany note more fully described in Note 6 of the Notes to Consolidated Financial Statements have been deferred until April 1, 2001 in consideration of HCC's agreement not to demand payment of principal or interest on the GBCC Notes. The fair market value of GBCC's assets is substantially less than its existing obligations to HCC. Accordingly, management anticipates that any restructuring of GBCC's obligations will result in the conveyance of all of its assets (or the proceeds from the sale of its assets) to HCC, resulting in no cash or other assets remaining available for distribution to the Company's shareholders. Any restructuring of GBCC's obligations, consensual or otherwise, will require the Company to file for protection under federal bankruptcy laws and will ultimately result in liquidation of the Company.

     The insolvency of GBCC raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Financing Activities

     During 1994, GBCC issued the PPI Funding Notes to HCC in exchange for $38.8 million principal amount of 15.5% notes issued by another GBCC subsidiary and held by HCC. The PPI Funding Notes have a maturity value of $47.6 million. Payment of interest on the PPI Funding Notes is deferred through February 17, 2001 at which time interest will become payable semiannually beginning on August 17, 2001, with the unpaid balance due on February 17, 2006.

     Effective as of April 1, 1997, HCC acquired from PPI Corporation the general partnership interest in Pratt Management, L.P. ("PML"), the GBCC-owned limited partnership which, prior to

October 14, 1999, held the Aurora management contract. The acquisition price for the general partnership interest included, among other things, the assignment of a portion of the PPI Funding Notes to PPI Corporation and a new note in the original amount of $3.8 million. Principal and interest payments by HCC on the $3.8 million note approximated the general partner's share of annual partnership distributions made to HCC while PML held the Aurora management contract. GBCC and HCC have entered into standstill agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through March 1, 2001 while GBCC negotiates with HCC to restructure its obligations. These deferrals do not extend the maturities or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment date of April 1, 2001.

     The GBCC Notes consist primarily of loans in the original amount of $6.5 million borrowed from HCC during the third quarter of 1996. Such borrowings accrue interest at the rate of 13.75% per annum payable quarterly commencing October 1, 1996. GBCC loaned the proceeds from this loan to GBHC on similar terms. The loan to GBHC along with the related interest receivable were cancelled as part of a settlement agreement approved by the New Jersey Bankruptcy Court on September 2, 1998. Although payment of the GBCC Notes is on a demand basis, HCC has agreed not to demand payment as part of the standstill agreements described in the previous paragraph. During October 2000, GBCC paid $900,000 of the outstanding principal balance of the GBCC Notes to HCC and agreed to offset an additional $146,000 of principal against other receivables due from HCC while negotiations to restructure GBCC's debt continue.

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

     Capital Expenditures and Other Investments

     Property and equipment additions during the year ended December 31, 2000 totaled $184,000; management anticipates that capital expenditures during 2001, consisting only of ongoing equipment replacements and enhancements at ACSC, will not be significant.

RESULTS OF OPERATIONS

     General

     As a result of the filings by Holdings, GB Property Funding and GBHC, GBCC's control over the filing subsidiaries was subject to the supervision of the New Jersey Bankruptcy Court. GBCC did not expect to have ownership or operating control of such subsidiaries after reorganization. Accordingly, the accompanying consolidated statement of operations for the year ended December 31, 1998 reflects the operations of the filing subsidiaries for periods from January 1, 1998 through June 30, 1998 under the equity method of accounting and for periods subsequent to June 30, 1998 (including the year 2000 period prior to confirmation of the Joint Plan on August 14) under the cost method of accounting.

     As a result of the filings by PCC, NJMI and PRT Funding, GBCC's control over these subsidiaries was subject to the supervision of the Delaware Bankruptcy Court and GBCC did not expect to have ownership or control of such subsidiaries after reorganization. Accordingly, the accompanying consolidated statement of operations for the year ended December 31, 1999 reflects the operations of

PCC and its subsidiaries under the cost method of accounting for periods subsequent to the filings (May 25, 1999). GBCC sold its interest in PCC to HCC during October 1999 as part of the Restructuring. The accompanying consolidated statement of operations for the year ended December 31, 1998 includes the activities of PCC, NJMI and PRT Funding on a consolidated basis.

     HCC acquired the general partnership interest in PML from a subsidiary of GBCC effective April 1, 1997. From that date until October 14, 1999, GBCC held only the limited partnership interest in PML, which was presented under the equity method of accounting on the accompanying consolidated statements of operations for such periods.

     Revenues

     System sales and support service revenues earned by ACSC increased $8.2 million (137.5%) and $690,000 (13.1%), respectively, during the years ended December 31, 2000 and 1999 compared to the prior years. The year 2000 increase results from increased system installations. During 2000, ACSC provided services on six system installation contracts (including one for an affiliate), four of which were substantially completed during the year. These six contracts accounted for approximately $10.9 million of revenues during 2000. By comparison, 1999 and 1998 included revenues of $3.3 million and $3.5 million, respectively, from system installation contracts. The addition of personnel during 1999 has better positioned ACSC to service multiple contracts. Also contributing to the revenue increases were additional billings to third parties for inventory sales and other services. Such billings increased during 2000 to $2.3 million from $945,000 in 1999 and $624,000 in 1998. The year 2000 revenue increases were slightly offset by decreases in billings to affiliates (exclusive of new installations) resulting from the restructuring of maintenance and support agreements. Billings to affiliates decreased to $867,000 in 2000 from $1.4 million in 1999 and $1.2 million in 1998.

     Other revenues consist primarily of consulting and management fees earned in prior years by various GBCC subsidiaries. Consulting fees earned by PCC with respect to the Tunica Casino, which amounted to $477,000 during 1999 and $1.2 million during 1998, were discontinued on May 25, 1999 upon the filing by PCC of its petition under Chapter 11. NJMI earned management fees under its management contract with the Sands during 1998 amounting to $2.4 million. As discussed in
Note 6 of the Notes to Consolidated Financial Statements, the management contract was rejected in September 1998.

     Cost of Sales

     ACSC's cost of sales increased $3.4 million (129.2%) and $1.3 million (101.5%), respectively, during 2000 and 1999 compared to the prior year periods. The increases were a result of increased contract installations as previously described. Cost of sales does not fluctuate proportionately with the increase in revenues due to the mix of revenues earned (sales versus support services) as well as to differences in the profitability of system installation contracts resulting from the bidding process.

     System Development and Support Service Expenses

     System development and support services increased $1.4 million during both 2000 and 1999 (58.7% and 135.6%), respectively, compared to the prior year periods. These increases result from additional personnel and equipment costs due to the expansion of ACSC's business activities.

     Marketing Expenses

     Marketing expenses for ACSC increased $802,000 (196.1%) and $345,000 (539.1%), respectively, during the years ended December 31, 2000 and 1999 compared to the preceding years. The 2000 increase reflects additional sales commissions associated with system sales and installation contract revenues earned as well as continuing efforts to market ACSC's casino information technology systems. The 1999 increase reflects additional personnel and other costs incurred in developing new sales initiatives to aggressively market ACSC's systems to third parties. Such marketing efforts have resulted in the significant increase in system installation revenues during 2000 of approximately $7.6 million.

     General and Administrative Expenses

     GBCC's consolidated general and administrative expenses decreased by $271,000 (8.6%) and $513,000 (14%), respectively, during 2000 and 1999 compared to the prior year periods. These reductions in corporate general and administrative expenses resulted from the curtailment of GBCC's operations other than ACSC. The decrease in corporate expenses in 2000 offset an increase of $458,000 (31.4%) at ACSC resulting from the expansion of its operations. General and administrative expenses at ACSC did not change significantly during the year ended December 31, 1999 compared to 1998.

     Depreciation and Amortization

     Depreciation and amortization expense was unchanged during 2000 compared to 1999 following an increase of $52,000 (40.3%) in 1999 compared to 1998. Increases in depreciation resulting from capital expenditures in 2000 were offset by the elimination of depreciation on certain assets that became fully depreciated during the year. The 1999 increase reflects additional capital expenditures by ACSC in 1999 as well as to a full year's depreciation during 1999 on assets acquired by ACSC in 1998.

     Interest

     Consolidated interest income for GBCC decreased $119,000 (17.8%) and $275,000 (29.2%), respectively, during the years ended December 31, 2000 and 1999 compared to the prior years as less cash was available for investment purposes and less interest was earned on GBCC's note receivable from HCC as a result of principal reductions prior to the implementation of the standstill agreements.

     Interest expense decreased $3.1 million (30.5%) and $5.9 million (36.4%), respectively, during 2000 and 1999 compared to the prior year periods as interest expense with respect to the PRT Funding Notes was no longer recognized subsequent to the May 1999 filings under Chapter 11 by PCC and its subsidiaries. The PRT Funding Notes were later settled as part of the Restructuring in October 1999. Interest expense on the PRT Funding Notes during 1999 was $4 million compared to $9.9 million in 1998. Exclusive of the $4 million of interest incurred with respect to the PRT Funding Notes during 1999, interest expense during 2000 increased by $805,000 compared to 1999 as a result of additional amortization of discount with respect to the PPI Funding Notes.

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

     Income Tax Provision

     As a result of a settlement agreement entered into in September 1998 (see
Note 10 of Notes to Consolidated Financial Statements), Holdings and its subsidiaries were no longer included in the consolidated tax return of GBCC for periods subsequent to December 31, 1998. The deconsolidation and sale of PCC and its subsidiaries also resulted in those entities no longer being included in GBCC's consolidated tax return for periods subsequent to October 1999. Due to the availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of deferred tax assets resulting from NOL's and temporary differences is more likely than not. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", GBCC has provided valuation allowances for substantially all of the deferred tax assets at December 31, 2000 and 1999. The remaining deferred tax assets represent state timing differences expected to be utilized.

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

     Seasonality

     Management believes with the termination of its management contracts and limited partnership interest in such contracts, seasonality no longer materially affects GBCC's results of operations.

ITEM 8.  INDEX TO FINANCIAL STATEMENTS

Greate Bay Casino Corporation and Subsidiaries:

                                                                    Page
                                                                    ----
   Independent Auditors' Report....................................   22

   Consolidated Balance Sheets as of December 31, 2000 and 1999....   23

   Consolidated Statements of Operations for the Years Ended
    December 31, 2000, 1999 and 1998...............................   25

   Consolidated Statement of Changes in Shareholders' Deficit for
    the Three Years Ended December 31, 2000........................   26

   Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2000, 1999 and 1998...............................   27

   Notes to Consolidated Financial Statements......................   28

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


To Greate Bay Casino Corporation:

     We have audited the accompanying consolidated balance sheets of Greate Bay Casino Corporation (the Company and a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Greate Bay Casino Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during 1998, the Company was in violation of certain indenture covenants, which resulted in the acceleration of the due date of the Company's debt obligations. At December 31, 2000, the insolvency of the Company and the current level of its operating revenues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Deloitte & Touche LLP
Dallas, Texas
March 15, 2001

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                             December 31,
                                                                      ---------------------------
                                                                          2000            1999
                                                                      -----------      ----------
Current Assets:
 Cash and cash equivalents                                            $ 6,003,000      $4,801,000
 Accounts receivable, net of allowance of $28,000 in 1999               1,301,000         391,000
 Inventories                                                              520,000         599,000
 Costs and estimated earnings in excess of billing                        340,000         126,000
 Due from affiliates                                                    2,241,000       1,088,000
 Refundable deposits and other current assets                             612,000         473,000
                                                                      -----------      ----------

  Total current assets                                                 11,017,000       7,478,000
                                                                      -----------      ----------

Operating Equipment                                                       946,000         771,000
 Less - accumulated depreciation and amortization                        (610,000)       (438,000)
                                                                      -----------      ----------

  Net operating equipment                                                 336,000         333,000
                                                                      -----------      ----------

Other Assets:
 Due from affiliates, net of valuation allowance of $232,000 in 1999      216,000       1,180,000
 Other assets                                                               1,000          13,000
                                                                      -----------      ----------

  Total other assets                                                      217,000       1,193,000
                                                                      -----------      ----------

                                                                      $11,570,000      $9,004,000
                                                                      ===========      ==========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                      December 31,
                                             ------------------------------
                                                   2000            1999
                                             -------------   -------------

Current Liabilities:
 Borrowings from affiliate                   $   5,704,000   $   6,750,000
 Accounts payable                                1,878,000       1,223,000
 Accrued liabilities -
  Salaries and wages                               305,000         188,000
  Interest                                       3,635,000       2,722,000
  Other                                             36,000          15,000
 Unearned revenues                               2,407,000         133,000
 Other current liabilities                          20,000          32,000
                                             -------------   -------------

  Total current liabilities                     13,985,000      11,063,000
                                             -------------   -------------

Long-Term Debt                                  46,687,000      40,446,000
                                             -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding          519,000         519,000
 Additional paid-in capital                     75,212,000      75,212,000
 Accumulated deficit                          (124,833,000)   (118,236,000)
                                             -------------   -------------

  Total shareholders' deficit                  (49,102,000)    (42,505,000)
                                             -------------   -------------

                                             $  11,570,000   $   9,004,000
                                             =============   =============

               The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year Ended December 31,
                                                  -----------------------------------------
                                                      2000          1999           1998
                                                  -----------   ------------   ------------
Revenues:
   Computer services                              $14,121,000   $  5,945,000   $  5,255,000
   Other                                                    -        477,000      3,716,000
                                                  -----------   ------------   ------------

       Net revenues                                14,121,000      6,422,000      8,971,000
                                                  -----------   ------------   ------------

Expenses:
   Cost of sales                                    6,023,000      2,628,000      1,304,000
   System development and support services          3,749,000      2,363,000      1,003,000
   Marketing                                        1,211,000        409,000         64,000
   General and administrative                       2,883,000      3,154,000      3,667,000
   Depreciation and amortization                      181,000        181,000        129,000
                                                  -----------   ------------   ------------

       Total expenses                              14,047,000      8,735,000      6,167,000
                                                  -----------   ------------   ------------

       Income (loss) from operations                   74,000     (2,313,000)     2,804,000
                                                  -----------   ------------   ------------

Non-operating income (expenses):
   Interest income                                    548,000        667,000        942,000
   Interest expense                                (7,156,000)   (10,303,000)   (16,194,000)
   Gain on elimination of investment in Pratt
     Casino Corporation                                     -     85,633,000              -
   Equity in earnings of Limited Partnership                -      2,660,000      6,494,000
   Equity in earnings of and gain on elimination
     of investment in GB Holdings, Inc.                     -              -     31,233,000
   Restructuring costs                                      -       (230,000)    (1,548,000)
   Gain on disposal of assets                               -              -        472,000
                                                  -----------   ------------   ------------

       Total non-operating (expense) income, net   (6,608,000)    78,427,000     21,399,000
                                                  -----------   ------------   ------------


(Loss) income before income taxes                  (6,534,000)    76,114,000     24,203,000

Income tax (provision) benefit                        (63,000)         7,000        287,000
                                                  -----------   ------------   ------------

Net (loss) income                                 $(6,597,000)  $ 76,121,000   $ 24,490,000
                                                  ===========   ============   ============

Basic and diluted net (loss) income per common
   share                                          $     (1.27)  $      14.68   $       4.72
                                                  ===========   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                  For the Three Years Ended December 31, 2000

                                                              Additional
                                           Common Stock        Paid-in     Accumulated
                                        -------------------
                                          Shares    Amount     Capital       Deficit
                                        ---------  --------  -----------  -------------
BALANCES, January 1,  1998              5,186,627  $519,000  $75,212,000  $(218,847,000)
  Net income                                    -         -            -     24,490,000
                                        ---------  --------  -----------  -------------

BALANCES, December 31, 1998             5,186,627   519,000   75,212,000   (194,357,000)
  Net income                                    -         -            -     76,121,000
                                        ---------  --------  -----------  -------------

BALANCES, December 31, 1999             5,186,627   519,000   75,212,000   (118,236,000)
  Net loss                                      -         -            -     (6,597,000)
                                        ---------  --------  -----------  -------------

BALANCES, December 31, 2000             5,186,627  $519,000  $75,212,000  $(124,833,000)
                                        =========  ========  ===========  =============

          The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Year Ended December 31,
                                                                 -----------------------------------------
                                                                    2000           1999           1998
                                                                 -----------   ------------   ------------
OPERATING ACTIVITIES:
 Net (loss) income                                               $(6,597,000)  $ 76,121,000   $ 24,490,000
 Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization, including
   accretion of debt discount                                      6,422,000      5,587,000      4,848,000
  Gain on disposal of assets                                               -              -       (472,000)
  Provision for doubtful accounts                                     20,000         50,000        115,000
  Equity in earnings of Limited Partnership                                -     (2,660,000)    (6,494,000)
  Distributions received from Limited Partnership                          -      4,038,000      5,646,000
  Gain on elimination of investment in Pratt Casino
   Corporation                                                             -    (85,633,000)             -
  Equity in earnings of and gain on elimination of investment
   in GB Holdings, Inc.                                                    -              -    (31,233,000)
  Deferred income tax provision (benefit)                              8,000         27,000       (287,000)
  Increase in accounts receivable                                   (930,000)       (52,000)      (306,000)
  Increase (decrease) in accounts payable and
   other accrued liabilities                                       1,706,000     (2,874,000)     7,923,000
  Net change in other current assets and liabilities               1,517,000       (523,000)    (1,235,000)
  Net change in other noncurrent assets and liabilities                    -        220,000       (807,000)
                                                                 -----------   ------------   ------------

    Net cash provided by (used in) operating activities            2,146,000     (5,699,000)     2,188,000
                                                                 -----------   ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                (184,000)       (51,000)      (247,000)
 Deconsolidation of Pratt Casino Corporation                               -       (868,000)             -
 Increase in cash from sale of subsidiary                                  -              -        245,000
 Proceeds from disposal of assets                                          -              -      1,300,000
 Collections on notes receivable                                     140,000        803,000        611,000
                                                                 -----------   ------------   ------------

   Net cash (used in) provided by investing activities               (44,000)      (116,000)     1,909,000
                                                                 -----------   ------------   ------------

FINANCING ACTIVITIES:
 Repayment of affiliate borrowings                                  (900,000)             -              -
 Repayments of long-term debt                                              -              -        (36,000)
                                                                 -----------   ------------   ------------

  Net cash used in financing activities                             (900,000)             -        (36,000)
                                                                 -----------   ------------   ------------

  Net increase (decrease) in cash and cash equivalents             1,202,000     (5,815,000)     4,061,000
  Cash and cash equivalents at beginning of year                   4,801,000     10,616,000      6,555,000
                                                                 -----------   ------------   ------------

  Cash and cash equivalents at end of year                       $ 6,003,000   $  4,801,000   $ 10,616,000
                                                                 ===========   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

(1)  Organization, Business and Basis of Presentation

     Greate Bay Casino Corporation ("GBCC" or the "Company"), a Delaware corporation, is engaged in the development, installation and maintenance of casino systems through its wholly owned subsidiary, Advanced Casino Systems Corporation ("ACSC"). In prior years, GBCC and its other subsidiaries were also engaged in the operation and management of and provision of services to casino properties, including the ownership and operation of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and, until October 1999, contracts to manage and consult with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica County, Mississippi (the "Tunica Casino") (see Notes 6 and 7). As explained below, the GBCC subsidiary which owned the Sands recently emerged from its Chapter 11 proceedings; as expected, GBCC did not retain ownership or operating control after reorganization. The GBCC subsidiary which held the casino management and consulting contracts completed its reorganization under Chapter 11 in October 1999 and is no longer owned by GBCC. Accordingly, as further described below, the activities of the subsidiaries which owned the Sands and which held the management contracts with the Aurora Casino and Tunica Casino are no longer included in the consolidated operating results of GBCC.

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

     Until October 1999, GBCC's limited partnership interest in Pratt Management, L.P. ("PML"), the limited partnership which held the management contract on the Aurora Casino was held by its wholly owned subsidiary, Pratt Casino Corporation ("PCC"), and was presented under the equity method of accounting (see Note 7). As explained below, the operating results of PCC, including its equity in the earnings of PML, for periods subsequent to May 25, 1999 are not included in the consolidated results of operations of GBCC.

     Current GBCC Operations -

     GBCC is insolvent and its only remaining operating activity is the development, installation and maintenance of casino systems by ACSC. At December 31, 2000, GBCC and its subsidiaries had debt outstanding to HCC consisting of
(1) demand notes and accrued interest thereon totaling $9,339,000 (see Notes 3 and 6) and (2) a 14.875% secured promissory note due 2006 in the amount of $46,687,000 (see Note 4). ACSC's operations do not generate sufficient cash flow to provide debt service on the HCC demand notes and, consequently, GBCC is currently insolvent. Additionally, semi-annual interest payments of $3,540,000 attributable to the 14.875% secured promissory note become payable commencing in August 2001. GBCC is currently negotiating with HCC to restructure its obligations and, in that connection, has entered into certain standstill agreements with HCC. Under the standstill agreements, all payments of principal and interest due from HCC during the period from March 1, 2000 through March 1, 2001 with respect to an intercompany note more fully described in Note 6 have been deferred until April 1, 2001 in consideration of HCC's agreement not to demand payment of principal or interest on the demand notes owed by GBCC (see
(1) above). The fair market value of GBCC's assets is substantially less than its existing obligations to HCC. Accordingly, management anticipates that any restructuring of GBCC's obligations will result in the conveyance of all of its assets (or the proceeds

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES from the sale of its assets) to HCC, resulting in no cash or other assets remaining available for distribution to the Company's shareholders. Any restructuring of GBCC's obligations, consensual or otherwise, will require the Company to file for protection under federal bankruptcy laws and will ultimately result in liquidation of the Company.

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

     Pratt Casino Corporation and Subsidiaries -

     The filings under Chapter 11 by Holdings, GB Property Funding and GBHC resulted in a default under the indenture for $85,000,000 principal amount of 11.625% senior notes due 2004 (the "PRT Funding Notes") issued by PRT Funding Corp. ("PRT Funding"), an indirect, wholly owned subsidiary of GBCC. Accordingly, the outstanding principal amount of the PRT Funding Notes accelerated and became due and payable. PCC, as guarantor of the PRT Funding Notes, did not have sufficient assets to satisfy the outstanding amounts applicable to the PRT Funding Notes. PRT Funding deferred payment of

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES interest due on the April 15 and October 15, 1998 and April 15, 1999 interest payment dates. On October 22, 1998, PRT Funding paid the bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the PRT Funding Notes continued.

     On April 28, 1999, PCC, PRT Funding, New Jersey Management, Inc. ("NJMI," a PCC subsidiary which managed the Sands), GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement which provided for the restructuring of the PRT Funding Notes (the "Restructuring"). The voting agreement provided for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets were to consist of its limited partnership interest in its management contract for the Aurora Casino and a consulting contract for the Tunica Casino and its liabilities were to consist of a new obligation in the amount of $40,329,000 payable in satisfaction of the PRT Funding Notes. The voting agreement provided for HCC to immediately discharge the obligation.

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

     Other Filings -

     On June 30, 2000, three inactive, wholly owned, indirect subsidiaries of GBCC filed for liquidation under Chapter 7 of the Bankruptcy Code in the Delaware Bankruptcy Court. The subsidiaries

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES were originally formed to acquire property and build a second casino/hotel in Atlantic City, New Jersey. These plans were subsequently abandoned; however, the companies remained in existence pending the outcome of certain litigation which was substantially resolved in 1996. The cases were closed by the Trustee in Bankruptcy in December 2000 and are awaiting a final liquidation order from the Delaware Bankruptcy Court. The filings did not and are not expected to have a significant effect on the operations or financial position of GBCC.

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

     Costs and estimated earnings in excess of billings on contracts in progress represents recoverable costs and the estimated profit thereon which have not yet been billed to the customer. Unearned

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES revenues represent deposits or prepayments received from customers for services yet to be performed. Such advance payments are applied over the lives of the contracts.

 Cash and cash equivalents -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

 Allowance for doubtful accounts -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $20,000, $50,000 and $115,000, respectively, were made during 2000, 1999 and 1998.

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

 Interest expense -

     Interest expense includes the accretion of debt discount amounting to $6,241,000, $5,406,000 and $4,719,000, respectively, during the years ended December 31, 2000, 1999 and 1998.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

  Net (loss) income per common share -

     Basic earnings per common share is calculated by dividing the net (loss) income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated for any period in which income from continuing operations was earned by dividing the components of net (loss) income by the weighted average number of shares of common stock and potential common shares outstanding. For each of the years ended December 31, 2000, 1999 and 1998, there were no potential common shares outstanding and basic and diluted (loss) income per share were the same. The weighted average number of shares of common stock used in the calculation of both basic and diluted (loss) income per share was 5,186,627 for each of the years ended December 31, 2000, 1999 and 1998.

 Recent accounting pronouncement -

     In June 1998, the FASB issued a new statement, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which has been amended to be effective for fiscal years beginning after June 15, 2000. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholders' equity until a hedged transaction occurs. The adoption of SFAS 133 on January 1, 2001 had no impact on the consolidated financial position or results of operations of GBCC.

(3)  Borrowings from Affiliates

     GBCC and its subsidiaries had outstanding affiliate borrowings from HCC of $5,704,000 and $6,750,000, respectively, at December 31, 2000 and 1999. During the third quarter of 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13.75% per annum payable quarterly commencing October 1, 1996; such funds were loaned by GBCC to GBHC for working capital purposes on the same terms. On September 2, 1998, the working capital loans to GBHC were cancelled as part of a settlement agreement among GBCC and Holdings, together with certain of their subsidiaries, and HCC (see Note 10). In addition, a $250,000 loan from HCC with interest at the rate of 14% per annum payable semiannually was due on April 1, 1998 and remains outstanding. These borrowings from HCC are currently subject to a standstill agreement (see Notes 1 and 6) while GBCC is in negotiations with HCC to restructure its obligations. During October 2000, GBCC paid $900,000 of the outstanding principal balance and agreed to offset an additional $146,000 of principal against other receivables due from HCC while negotiations to restructure the debt continue.

     GBHC made an advance to a GBCC subsidiary in the amount of $5,672,000. The GBCC subsidiary which received the advance is insolvent and GBCC has no obligation with respect to the advance. A settlement agreement entered into by GBCC and GBHC during September 1998 (see Note 10) provides, among other things, that GBHC preserves whatever rights of offset, if any, it might have with respect to such advance together with accrued interest thereon against $15,000,000 of subordinated loans made to GBHC by other GBCC subsidiaries (see
Note 6). As GBHC's only recourse, if any, was against intercompany obligations already fully reserved by GBCC, the advance, together with accrued

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES interest of $4,602,000, were eliminated from the consolidated balance sheet of GBCC and included in the gain on elimination of investment in Holdings of $27,510,000 included on the accompanying consolidated statement of operations for the year ended December 31, 1998.

(4)  Long-Term Debt and Pledge of Assets

     Long-term debt consists of the following:

                                                          December 31,     December 31,
                                                             2000             1999
                                                         --------------    -------------
     14.875% secured promissory note, due 2006, net of
      discount of $916,000 and $7,157,000,
      respectively                                       $   46,687,000    $  40,446,000

     Less - current maturities                                        -                -
                                                         --------------    -------------

     Total long-term debt                                $   46,687,000    $  40,446,000
                                                         ==============    =============

     On February 17, 1994, PPI Funding Corp., a subsidiary of GBCC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38,779,000 principal amount of 15.5% unsecured notes (the "PCPI Notes") held by HCC and issued by PCPI Funding Corp., another subsidiary of GBCC. The PPI Funding Notes were discounted to yield interest at the rate of 14.875% per annum and had a face value of $110,636,000. Subsequent principal payments by PPI Funding Corp. reduced the maturity value of the notes to $98,353,000 at December 31, 1996. During the second quarter of 1997, HCC assigned $13,750,000 undiscounted principal amount of the PPI Funding Notes to PPI Corporation, a wholly owned subsidiary of GBCC, as consideration, in part, for HCC's acquisition of the general partnership interest in PML (see
Note 6). Such assignment reduced the maturity value of the notes to $84,603,000. At December 31, 1997, an additional $37,000,000 undiscounted face value ($23,631,000 discounted value) of the PPI Funding Notes was forgiven by HCC, further reducing the maturity value to $47,603,000. Payment of interest on the PPI Funding Notes is deferred through February 17, 2001 at which time interest will become payable semiannually beginning on August 17, 2001, with the unpaid principal balance due on February 17, 2006.

     No interest was paid during the year ended December 31, 2000; interest paid during the years ended December 31, 1999 and 1998 amounted to $6,768,000 and $4,968,000, respectively.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

(5)  Income Taxes

     Components of GBCC's (provision) benefit for income taxes consist of the following:

                                                  Year Ended December 31,
                                         -----------------------------------------
                                           2000           1999           1998
                                         -----------  -------------   ------------
Federal income tax benefit (provision):
  Current                                $         -  $     (29,000)  $          -
  Deferred                                 1,399,000    (10,412,000)    (9,012,000)
State income tax (provision) benefit:
  Current                                    (55,000)        63,000              -
  Deferred                                    (8,000)       (27,000)       (21,000)
Valuation allowance                       (1,399,000)    10,412,000      9,320,000
                                         -----------  -------------   ------------

                                         $   (63,000) $       7,000   $    287,000
                                         ===========  =============   ============

     GBCC paid no federal income taxes during either of the years ended December 31, 2000 and 1998; federal income taxes of $29,000 were paid during the year ended December 31, 1999. Total state income taxes paid by GBCC for the years ended December 31, 2000, 1999 and 1998 amounted to $15,000, $178,000 and
$319,000, respectively.

     A reconciliation between the calculated tax benefit (provision) based on the statutory rates in effect and the effective tax rates follows:


                                                        Year Ended December 31,
                                             ----------------------------------------------
                                                  2000           1999             1998
                                             -------------   -------------   --------------
Calculated income tax benefit (provision)    $   2,222,000   $  (26,640,000)  $  (8,229,000)
Excludable cancellation of debt income                   -       16,710,000               -
Other                                             (886,000)        (475,000)       (804,000)
Valuation allowance change                      (1,399,000)      10,412,000       9,320,000
                                             -------------   --------------   -------------

Tax (provision) benefit as shown on
 consolidated statements of operations       $     (63,000)  $        7,000   $     287,000
                                             =============   ==============   =============

     As a result of a settlement agreement entered into in September 1998 (see
Note 10), Holdings and its subsidiaries are no longer included in the consolidated tax return of GBCC for periods subsequent to December 31, 1998. The deconsolidation and sale of PCC and its subsidiaries has also resulted in those entities no longer being included in GBCC's consolidated tax return for periods subsequent to October 1999. As of December 31, 2000, GBCC and its remaining subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $19,350,000 for federal income tax purposes, none of which begin to expire before the year 2012. Additionally, GBCC has alternative minimum tax credits and other tax credits available totaling $29,000 and $414,000, respectively. Alternative minimum tax credits do not expire and the other tax credits expire in 2001. Statement of Financial Accounting

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards, together with deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of such asset is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of such asset is more likely than not and, thus, has provided valuation allowances for substantially all of the deferred tax assets for all periods presented. The remaining deferred tax assets at December 31, 2000 and 1999 represent state timing differences expected to be utilized.

     The components of the net deferred tax asset are as follows:



                                            December 31,
                                      -------------------------
                                        2000          1999
                                      -----------   -----------
Deferred tax assets:
  Net operating loss carryforwards    $ 6,579,000   $ 5,060,000
  Allowance for doubtful accounts               -        94,000
  Alternative minimum tax credit           29,000        29,000
  Investment and jobs tax credits         414,000       511,000
  Other liabilities and accruals           67,000        11,000
  Other                                     7,000             -
                                      -----------   -----------

Deferred tax asset                      7,096,000     5,705,000
Valuation allowance                    (7,082,000)   (5,683,000)
                                      -----------   -----------

                                      $    14,000   $    22,000
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

     GBCC was included in the consolidated federal income tax returns of HCC until HCC distributed the stock of GBCC it owned to its shareholders on December 31, 1996. The Internal Revenue Service has been examining the consolidated federal income tax returns of HCC for the years 1993 through 1996 during which period GBCC was included. Such examination for 1993 and 1994 has been completed and resulted in adjustments to GBCC's consolidated NOL's and deferred tax assets, but in no additional tax obligations. The Internal Revenue Service is continuing its examination of the consolidated federal income tax returns of HCC, including GBCC, for 1995 and 1996. Until such examination is completed, allocations of tax attributes and additional alternative minimum tax or regular tax obligations, if any, can

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES not be determined. As a result, management is presently unable to estimate the ultimate impact of the examination on the consolidated financial position or results of operations of GBCC.

(6)  Transactions with Related Parties

     In April 1997, HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount ($7,597,000 discounted value) of PPI Funding Notes (see Note 4) and $350,000 of accrued interest due from GBCC to PPI Corporation in exchange for the general partnership interest in PML. The $3,800,000 note was payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general partner's share of quarterly cash distributions, as defined, from PML. The note was amended as of the October 1999 acquisition of PCC by HCC (see Note 1) to provide for monthly installments of $83,000 including interest and additional quarterly principal payments of $21,000 beginning January 1, 2000. PPI Corporation and HCC have entered into agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through March 1, 2001 in consideration of HCC's agreement not to demand payment on the short-term borrowings described in Note 3. These deferrals do not extend the maturities or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment date of April 1, 2001. The outstanding note balances at December 31, 2000 and 1999 are $1,893,000 and $2,033,000, respectively. Of these balances, $1,695,000 and $853,000, respectively, are included in current amounts due from affiliates and $198,000 and $1,180,000, respectively, are included in noncurrent due from affiliates at December 31, 2000 and 1999. Interest income on the note from HCC amounted to $266,000, $348,000 and $439,000, respectively, during the years ended December 31, 2000, 1999 and 1998. Accrued interest receivable of $243,000 and $24,000, respectively, is included in amounts due from affiliates on the accompanying consolidated balance sheets at December 31, 2000 and 1999.

     Pursuant to a consulting agreement which was terminated effective October 13, 1999 with Hollywood Casino - Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino, PCC received monthly consulting fees of $100,000. Fees earned during 1999 prior to the deconsolidation of PCC on May 25, 1999 amounted to $477,000. Total fees earned for the year ended December 31, 1998 amounted to $1,200,000.

     HCC and its subsidiaries allocate certain general and administrative costs to GBCC and its subsidiaries pursuant to services agreements and GBCC allocates certain of its administrative costs to HCC. Net allocated costs and fees charged to GBCC and its subsidiaries by HCC and its subsidiaries amounted to $307,000, $604,000 and $974,000, respectively, during the years ended December 31, 2000, 1999 and 1998. In connection with such charges, net payables in the amount of $16,000 and $20,000 are included on the accompanying consolidated balance sheets at December 31, 2000 and 1999, respectively.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

     ACSC provides computer, marketing and other administrative services to the Sands and to HCC and its subsidiaries. Computer services provided include hardware, software and operator support and, for the most part, such services are billed by ACSC at its direct cost plus expenses incurred. ACSC and HCT entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999 to provide such services and to license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT paid ACSC for such equipment and licensed such software at amounts and on terms and conditions that ACSC provided to unrelated third parties. HCT also paid ACSC a fixed license fee of $33,600 per month. ACSC also provided services to the Aurora Casino through its management agreement with PML. ACSC's service agreements with PML and HCT terminated on October 13 and December 31, 1999, respectively. ACSC continued to provide services to the Aurora Casino on an as needed basis at third party consulting rates. ACSC entered into new maintenance and support agreements with HCT and the Aurora Casino effective as of January 1, 2000 which provide for an aggregate monthly fee of $26,000 (subject to change upon 60 days written notice) plus additional services at rates charged by ACSC to third parties. The agreement has an initial term of one year with automatic annual renewals unless notice of termination is given. ACSC's billings to HCC, HCT and the Aurora Casino for such services amounted to $950,000, $1,315,000 and $1,147,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Unpaid charges from HCC, HCT and the Aurora Casino included in due from affiliates on the accompanying consolidated balance sheets at December 31, 2000 and 1999 amounted to $141,000 and $106,000, respectively. Billings to the Sands amounted to $372,000, $818,000 and $787,000, respectively, for the years ended December 31, 2000, 1999 and 1998. There were no unpaid charges from the Sands on the accompanying consolidated balance sheet at December 31, 2000. Unpaid charges from the Sands included in due from affiliates on the accompanying consolidated balance sheet at December 31, 1999 amounted to $76,000.

     During 2000, ACSC also provided and installed casino system software to a new HCC-owned casino property constructed in Shreveport, Louisiana (the "Shreveport Casino"). ACSC entered into a similar maintenance and support agreement with the Shreveport Casino effective as of October 12, 2000 at a monthly fee of $11,000 commencing 90 days after installation of ACSC's casino system software. Total amounts billed during 2000 to the Shreveport Casino amounted to $2,474,000. The accompanying consolidated balance sheet at December 31, 2000 includes receivables in the amount of $160,000 in due from affiliates and unearned revenues in the amount of $125,000 with respect to the Shreveport Casino installation.

     ACSC had outstanding payables to the Sands amounting to $159,000 at December 31, 1999 included in accounts payable in the accompanying consolidated balance sheet.

     Interest expense with respect to borrowings from HCC is set forth below:





                                            Year Ended December 31,
                                    ----------------------------------
                                       2000        1999        1998
                                    ----------  ----------  ----------
PPI Funding Notes (Note 4)          $6,241,000  $5,406,000  $4,719,000
Short-term borrowings (Note 3)         913,000     941,000     942,000

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

     Accretion of interest on the PPI Funding Notes is included in the outstanding note payable balances at December 31, 2000 and 1999. Interest accrued on short-term borrowings at December 31, 2000 and 1999, which amounted to $3,635,000 and $2,722,000, respectively, is included in interest payable on the accompanying consolidated balance sheets.

     Prior to May 1, 1998, NJMI was responsible for the operations of the Sands under a management agreement with GBHC. On May 22, 1998, GBHC filed a motion with the New Jersey Bankruptcy Court seeking to reject the existing management agreement with NJMI. The Interim Agreement was entered into on June 27, 1998 and was approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, effective as of May 1, 1998 and terminating on September 28, 1998, NJMI continued to provide certain agreed upon services to GBHC at a monthly fee of $165,000 of which $122,000 was paid on a monthly basis in arrears and the remaining $43,000 per month was deferred. The deferred portion of the fees were paid upon confirmation of GBHC's plan of reorganization by the New Jersey Bankruptcy Court. All management fees terminated upon the granting of GBHC's motion to reject the management contract by the New Jersey Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement (see Note 10), GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract and, with the passage of time, the cancellation thereof. Fees earned by NJMI under the management agreement and Interim Agreement amounted to $2,405,000 for the year ended December 31, 1998.

(7)  Investment in Pratt Management, L.P.

     Prior to the Restructuring in October 1999 (see Note 1) and since April 1, 1997, PCC held the limited partnership interest in PML which earned management fees from the Aurora Casino and incurred operating and other expenses with respect to its management thereof. As the limited partner in PML, PCC received 1% of the first $84,000 of net income earned by the partnership each month and 99% of any income earned above such amount. PML earned management fees amounting to $3,583,000 during 1999 prior to the deconsolidation of PCC on May 25, 1999 and $8,872,000 for the year ended December 31, 1998. PML also incurred operating and other expenses amounting to $498,000 and $1,313,000, respectively, during the comparable periods for which management fees were earned in 1999 and 1998.

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
                                                                   ============

     Greate Bay Holdings, L.L.C. -

     Greate Bay Holdings, L.L.C. is an indirect, wholly owned limited liability subsidiary of GBCC formed in October 1999 for the purpose of holding the remaining assets of PCC not acquired by HCC in connection with the Restructuring. Such assets consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings. Greate Bay Holdings, L.L.C. has no operating activities and all transactions, once approved by the Delaware Bankruptcy Court, are accounted for as an adjustment to its net assets and obligations. In accordance with the plan of reorganization confirmed by the Delaware Bankruptcy Court in October 1999, the holders of the PRT Funding Notes will at some future date receive whatever assets of Greate Bay Holdings, L.L.C. remain in final

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES settlement of their claims. Accordingly, because control by GBCC of Greate Bay Holdings, L.L.C. is temporary and because all of its net assets have an offsetting liability to the holders of the PRT Funding Notes, the accounts of Greate Bay Holdings, L.L.C. are not included in the accompanying consolidated balance sheets of GBCC.

     The schedule below sets forth the accounts of Greate Bay Holdings, L.L.C.:


                                                      December 31, December 31,
                                                         2000         1999
                                                      ---------   -----------

  Cash and cash equivalents                           $ 108,000   $   402,000
  Receivables from Holdings and its subsidiaries (a)     61,000    23,247,000
  Receivable from Park Place Entertainment              300,000             -
                                                      ---------   -----------

  Total assets                                          469,000    23,649,000
                                                      ---------   -----------

  Accounts payable and accrued liabilities               14,000       156,000
  Due to holders of PRT Funding Notes (a)               368,000    23,254,000
  Litigation reserve as established by the plan
    of reorganization                                    87,000       239,000
                                                      ---------   -----------

  Total obligations                                     469,000    23,649,000
                                                      ---------   -----------

  Net assets                                          $       -   $         -
                                                      =========   ===========
_______________

(a) As a consequence of the confirmation of the Joint Plan, intercompany notes and accrued interest which had a carrying amount of $22,368,000 are now considered fully impaired. Greate Bay Holdings, L.L.C. received $711,000 from Holdings during October 2000 in satisfaction of certain receivables and wrote off an additional $107,000 of receivables from Holdings in December 2000. Amounts due to holders of the PRT Funding Notes were correspondingly reduced by $107,000. In January 2001, Greate Bay Holdings, L.L.C. collected the remaining $61,000 from Holdings.

(10) Commitments and Contingencies

     Subsidiary Chapter 11 Filings and Related Litigation -

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. On June 1, 1999, a plan of reorganization was filed by the debtors with the New Jersey Bankruptcy Court. Subsequent to this filing, two competing plans were filed,

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES including the Joint Plan (see Note 1). On August 14, 2000, the New Jersey Bankruptcy Court confirmed the Joint Plan. The Sands subsequently transferred 46.3% of its equity interests to High River in exchange for $65 million in cash and the secured bondholders received $110 million in new notes plus the remaining equity interests in exchange for the $182.5 million of first mortgage notes in default. No distributions were made to the previous shareholders.

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

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

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

     Other Filings -

     On June 30, 2000, three inactive, wholly owned, indirect subsidiaries of GBCC filed for liquidation under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The subsidiaries were originally formed to acquire property and build a second casino/hotel in Atlantic City, New Jersey. These plans were subsequently abandoned; however, the companies remained in existence pending the outcome of certain litigation which was substantially resolved in 1996. The cases were closed by the Trustee in Bankruptcy in December 2000 and are awaiting a final liquidation order from the Delaware Bankruptcy Court. The filings did not and are not expected to have a significant effect on the operations or financial position of GBCC.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

     Planet Hollywood Litigation -

     In 1996, Planet Hollywood International, Inc. and Planet Hollywood (Region
IV), Inc. filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against GBCC and HCC and certain of its subsidiaries seeking (1) a declaratory judgment that it was entitled to use the name "Planet Hollywood" for a casino and (2) damages. In its complaint, Planet Hollywood alleged, among other things, that GBCC and HCC had, in operating the Hollywood Casino concept, infringed on their trademark, service mark and trade dress and had engaged in unfair competition and deceptive trade practices. GBCC and HCC and its subsidiaries filed counterclaims seeking (1) a declaratory judgment that Planet Hollywood was not entitled to use the name "Planet Hollywood" for a casino and (2) damages. The counterclaims alleged, among other things, that Planet Hollywood had, through its planned use of its mark in connection with casino services, infringed on GBCC and HCC's service marks and trade dress and had engaged in unfair competition. The trial commenced on July 19, 1999 and was completed on July 26, 1999. On August 25, 1999, GBCC and HCC and the other defendants filed a motion to dismiss the declaratory judgment claims of all parties asserting, among other things, that as a result of Planet Hollywood's reported deteriorating financial condition and perceived inability to enter into the casino business, there was no longer any actual case or controversy. On October 12, 1999, Planet Hollywood (Region IV), Inc. filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On December 3, 1999 the judge entered a judgment in favor of GBCC and HCC with respect to the damage claims brought by Planet Hollywood and granted their motion to dismiss the declaratory judgment claims of all parties. Planet Hollywood filed a notice of appeal of the judgment with the Seventh Circuit Court of Appeals; however, pursuant to a joint motion filed by the parties, such appeal was dismissed effective as of November 2, 2000.

     Other Litigation -

     On October 8, 1998, GBCC and HCC filed a complaint against their former independent accountants and tax advisors in the District Court of Dallas County, Texas. On September 8, 2000, a mutually acceptable agreement was reached concluding the dispute and resulting in the dismissal of the lawsuit.

(11) Operating Leases

     GBCC and its subsidiaries lease office space and operating equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through the year 2005 and several contain automatic renewals
unless notice of termination is given.    Total rental expense amounted to
$445,000, $389,000 and $362,000, respectively, during the years ended December 31, 2000, 1999 and 1998.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

     Future minimum lease payments as of December 31, 2000 under operating leases having an initial or remaining noncancellable lease term in excess of one year are as follows:

     2001                                     $455,000
     2002                                      231,000
     2003                                       64,000
     2004                                       11,000
     2005                                        5,000
                                              --------

                                              $766,000
                                              ========
(12) Supplemental Cash Flow Information

     During 2000, GBCC offset $146,000 of the outstanding principal balance of certain demand notes due to HCC against certain receivables owing from HCC (see
Note 3). This offset has been excluded from the accompanying consolidated statement of cash flows as a noncash transaction.

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
                                                                ============

     During the third quarter of 1998, GBCC transferred ownership of an indirect subsidiary to GBHC as part of the September 2, 1998 settlement agreement (see
Note 10). In connection with the transfer, certain liabilities of the subsidiary were assumed by GBHC in a non-cash transaction excluded from the accompanying consolidated statement of cash flows for the year ended December 31, 1998. The liabilities assumed are set forth below:

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

                                                        Year Ended December 31,
                                                       ----------------------
                                                       2000      1999      1998
                                                       ----      ----      ----

Total percentage of period revenues
 attributable to installation contracts                60.9%     61.3%     65.7%
Percentage of period revenues attributable
  to affiliate sales                                   22.9%     22.8%     22.5%

(14)  Disclosures about Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      Cash and cash equivalents - The carrying amounts approximate fair value
      -------------------------
because of the short maturity of these instruments.

      Notes receivable - affiliates - Notes receivable from affiliates are
      -----------------------------
valued at carrying amount.

      Interest payable - The carrying amount of interest payable approximates
      ----------------
fair value because of the short maturity of the obligation.

      Long-term debt - Borrowings from affiliates are valued at the carrying
      ---------------
amount.

      The estimated carrying amounts and fair values of GBCC's financial instruments are as follows:

                                         December 31, 2000               December 31, 1999
                                  ------------------------------  ------------------------------
                                                   Carrying        Carrying
                                    Amount        Fair Value        Amount        Fair Value
                                  -----------  -----------------  -----------  -----------------
Financial Assets
  Cash and cash equivalents       $ 6,003,000        $ 6,003,000  $ 4,801,000        $ 4,801,000
  Notes receivable - affiliates     1,893,000          1,893,000    2,033,000          2,033,000

Financial Liabilities
  Interest payable                $ 3,635,000        $ 3,635,000  $ 2,722,000        $ 2,722,000
  Borrowings from affiliates        5,704,000          5,704,000    6,750,000          6,750,000
  14 7/8% PPI Funding Notes        46,687,000         46,687,000   40,446,000         40,446,000

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

(15) Selected Quarterly Financial Data (Unaudited)

                                              Quarter
                       -----------------------------------------------------
                          First         Second        Third         Fourth
                       ------------  ------------  ------------  -----------
Year ended
 December 31, 2000:
Net revenues           $   717,000   $ 4,148,000   $ 4,644,000   $ 4,612,000
                       ===========   ===========   ===========   ===========

Net loss               $(2,525,000)  $(1,545,000)  $(1,150,000)  $(1,377,000)
                       ===========   ===========   ===========   ===========
Net loss per
 common share          $      (.49)  $      (.30)  $      (.22)  $      (.26)
                       ===========   ===========   ===========   ===========


                                              Quarter
                       -----------------------------------------------------
                         First         Second        Third         Fourth
                       -----------   -----------   -----------   -----------
Year ended
 December 31, 1999:
Net revenues           $ 2,203,000   $ 1,885,000   $ 1,587,000   $   745,000
                       ===========   ===========   ===========   ===========

Net (loss) income      $(2,036,000)  $83,156,000   $(1,934,000)  $(3,065,000)
                       ===========   ===========   ===========   ===========
Net (loss) income
 per common share      $      (.39)  $     16.03   $      (.37)  $      (.59)
                       ===========   ===========   ===========   ===========

(16) Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2000 consolidated financial statement presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     GBCC had no disagreements with their independent accountants to report under this item.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information is set forth below concerning the executive officers and directors of Greate Bay Casino Corporation ("GBCC" or the "Company").

               Name                 Age                 Position
               ----                 ---                 --------

John C. Hull......................   62  Chairman of the Board, Chief Executive
                                         Officer and Director

Edward T. Pratt III...............   45  President and Chief Operating Officer

Edward T. Pratt, Jr...............   77  Vice Chairman of the Board, Treasurer
                                         and Director

William D. Pratt..................   72  Executive Vice President, General
                                         Counsel, Secretary and Director

Lawrence C. Cole..................   54  Vice President for Management
                                         Information Systems

Charles F. LaFrano III............   45  Vice President

Jack E. Pratt.....................   73  Director and formerly Chief Executive
                                         Officer of the Company

Bernard A. Capaldi................   58  Director

Michael J. Chesser................   52  Director

     Business Experience for Past Five Years

     John C. Hull was elected to the positions shown above on January 2, 1998. He previously served as Corporate Controller of the Company since November 1994. Mr. Hull also served from April 1994 until January 1998 as Corporate Controller for Hollywood Casino Corporation ("HCC") which, prior to December 31,1996, owned approximately 80% of the outstanding common stock of the Company. Mr. Hull also served as Principal Accounting Officer for GB Holdings, Inc. ("Holdings") and GB Property Funding Corp. from November 1994 until January 1998. On January 5, 1998, these GBCC subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. Mr. Hull was elected President, Chief Executive Officer and director of Pratt Casino Corporation ("PCC"), PRT Funding Corp. ("PRT Funding") and New Jersey Management, Inc. ("NJMI"), all wholly owned subsidiaries of the Company, on January 2,

1998 and served in such positions at the time of the filings by such companies of petitions for relief under Chapter 11 of the United States Bankruptcy Code on May 25, 1999. Mr. Hull also previously served as Principal Accounting Officer of PCC and PRT Funding Corp. until January 1998.

     Edward T. Pratt, Jr. has served as Vice Chairman of the Board and as director and executive officer of the Company for more than five years. He also serves as Vice Chairman of the Board, President and Treasurer of HCC. Mr. Pratt also served until his resignation from such positions on January 2, 1998 as Vice Chairman of the Board of Directors of Holdings and of GB Property Funding Corp. and as a director of Greate Bay Hotel and Casino, Inc. ("GBHC"). On January 5, 1998, these three GBCC subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. Mr. Pratt was elected Chief Financial Officer, Principal Accounting Officer and a director of PCC, PRT Funding and NJMI on January 2, 1998 and served in such positions at the time of the filings by such companies of petitions for relief under Chapter 11 of the United States Bankruptcy Code on May 25, 1999. He also served as Vice Chairman of the Board of Directors of PCC and PRT Funding from September 1993 to January 1, 1998 and as Executive Vice President, Treasurer and a director of NJMI for more than five years prior to January 1, 1998. Mr. Pratt also served as Vice President, Treasurer and a director of Pratt Hollywood, Inc. ("PHI") and as a director of BPHC Acquisition, Inc. ("Acquisition") and BPHC Parking Corp. ("Parking") prior to his resignation from such positions in July 2000. On June 30, 2000, these three subsidiaries of the Company filed petitions for liquidation under Chapter 7 of the United States Bankruptcy Code.

     William D. Pratt has served as Executive Vice President, Secretary and as director of the Company for more than five years. He currently serves as General Counsel and, prior to May 1995, served as General Counsel of the Company for more than five years. He also serves as Executive Vice President, Secretary, General Counsel and a director of HCC. Mr. Pratt also served until his resignation from such positions on January 2, 1998 as Executive Vice President, General Counsel and Secretary of Holdings and of GB Property Funding Corp. and as a director of GBHC. On January 5, 1998, these three GBCC subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Pratt also served until his resignation from such positions in January 1998 as Executive Vice President, Secretary, General Counsel and a director of PCC and PRT Funding and as Vice President, Secretary and a director of NJMI. On May 25, 1999, these three subsidiaries of the Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Pratt also served as Vice President, Secretary and a director of PHI and as Secretary and a director of Acquisition and Parking prior to his resignation from such positions in July 2000. On June 30, 2000, these three subsidiaries of the Company filed petitions for liquidation under Chapter 7 of the United States Bankruptcy Code.

     Edward T. Pratt III was elected President and Chief Operating Officer of the Company in November 1995. From May 1987 until November 1995, he served the Company as Executive Vice President -- Development and Corporate Affairs. He also serves as President, Chief Operating Officer and a director of HCC. Mr. Pratt served until his resignation from such positions on January 2, 1998 as President, Chief Operating Officer and a director of Holdings; as Executive Vice President and a director of GB Property Funding Corp.; and as a director of GBHC. On January 5, 1998, these three GBCC subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Pratt was elected Executive Vice President and Secretary of PCC, PRT Funding and NJMI on January 2, 1998 and served in such positions at the time of the filings by such companies of petitions for relief under Chapter 11 of the United States Bankruptcy Code on May 25, 1999. He also served as President, Chief Operating Officer and a director of PCC and as Executive Vice President and a director of PRT Funding from September 1993 to January 1, 1998. Mr. Pratt also served as Vice President and Assistant Treasurer of PHI prior to his resignation from such positions in July 2000. On June 30, 2000, PHI filed a petition for liquidation under Chapter 7 of the United States Bankruptcy Code.

     Lawrence C. Cole has served as Vice President of Management Information Systems of the Company since December 1987. Mr. Cole also serves as Chief Executive Officer and President of Advanced Casino Systems Corporation ("ACSC"), a subsidiary of the Company which licenses software for automated casino accounting and control systems.

     Charles F. LaFrano III has served as Vice President of the Company since September 1988. He also served as Corporate Controller (Principal Accounting Officer) of the Company from September 1988 until November 1994. He also serves as Vice President of Finance for HCC. Mr. LaFrano served until his resignation from such positions on January 2, 1998 as Vice President and Assistant Secretary of Holdings and GB Property Funding Corp. On January 5, 1998, these GBCC subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. LaFrano served until his resignation from such positions in January 1998 as Vice President and Assistant Secretary of PCC and PRT Funding. On May 25, 1999, PCC and PRT Funding filed petitions for relief under Chapter 11 of the United States Bankruptcy Code.

     Jack E. Pratt served as Chairman of the Board and Chief Executive Officer of the Company for more than five years until January 2, 1998. He is Chairman of the Board and Chief Executive Officer of HCC. Mr. Pratt served as Chairman of the Board of Directors and Chief Executive Officer of Holdings and GBHC and as Chairman of the Board of Directors, President and Chief Executive Officer of GB Property Funding Corp. until his resignation from such positions on January 2, 1998. On January 5, 1998, these three GBCC subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Pratt served until his resignation from such positions in January 1998 as Chairman of the Board and Chief Executive Officer of PCC, Chairman of the Board, President and Chief Executive Officer of PRT Funding and Chairman of the Board and President of NJMI. On May 25, 1999, these three subsidiaries of the Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Pratt also served as a President and a director of PHI, Acquisition and Parking prior to his resignation from such positions in July 2000. On June 30, 2000, these three subsidiaries of the Company filed petitions for liquidation under Chapter 7 of the United States Bankruptcy Code.

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

     Michael J. Chesser was elected to the Board of Directors of the Company on September 9, 1997. He is currently President and Chief Executive Officer of GPU Energy and has held such position since April 2000. He previously served as President, Chief Executive Officer and a director of Itron, Inc. from June 1999 until April 2000. From May 1998 until June 1999, Mr. Chesser was self employed as a business consultant. Prior to that, he served as President and Chief Operating Officer of Atlantic Energy Corporation since 1994 and served as a director of such company from 1996 until 1997. Mr. Chesser also served as a director of PCC, PRT Funding and NJMI at the time of the filings by such companies of petitions for relief under Chapter 11 of the United States Bankruptcy Code on May 25, 1999.

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

ITEM 11.  EXECUTIVE COMPENSATION

     Summary of Cash and Certain Other Compensation

     The following table provides certain summary information concerning compensation paid or accrued by the Company, and its subsidiaries (exclusive of Holdings and its subsidiaries) to or on behalf of the Company's Chief Executive Officer and its other compensated executive officer determined as of the end of the last fiscal year (hereafter referred to as the named executive officers) for the fiscal years ended December 31, 2000, 1999 and 1998. No other executive officers of the Company receive compensation for their services. These uncompensated officers are employees of and are paid by HCC. HCC bills the Company pursuant to intercompany allocation agreements ratified by the respective Boards of Directors. Executive officers of Holdings and its subsidiaries are not included in the following table as the Company no longer exercises control over Holdings and no longer includes the operations of Holdings and its subsidiaries in its consolidated results of operations. Accordingly, officers of Holdings do not perform policy-making functions on behalf of the Company.

                                                                                    Long-Term
                                                       Annual Compensation         Compensation
                                                ---------------------------------
                                                                     Other Annual    Awards/        All Other
     Name and Principal Position        Year     Salary     Bonus    Compensation    Options     Compensation (1)
     ---------------------------        ----    --------   --------  ------------    -------     ----------------
John C. Hull (2)                        2000    $228,077   $ 35,000  $          -          -     $          4,250
 Chief Executive Officer and            1999     300,000    150,000             -          -                4,000
 Chairman of the Board of Directors     1998     302,485          -             -          -                4,000
 of the Company

Lawrence C. Cole                        2000     320,307     54,833             -          -                4,250
 Vice President of Management           1999     287,323     50,000             -          -                4,000
 Information Systems of the Company     1998     310,312    102,805             -          -                4,000

 __________________________

(1) Includes matching contributions by the Company to The Hollywood Casino Corporation and Subsidiaries Retirement Savings Plan on behalf of the named executive officer. See also "Employee Retirement Savings Plan" below.

(2) Amounts shown for John C. Hull represent payments by the Company to HCC for services provided by Mr. Hull.

    Option Exercises and Holdings

    The Pratt Hotel Corporation 1990 Incentive Stock Option Plan (the "Plan") has expired. No options under the Plan were granted or exercised during 2000 and no unexercised options remain outstanding.

    Employment Contracts

    During the year ended December 31, 2000, John C. Hull, Chief Executive Officer of the Company, was under an employment agreement dated as of February 13, 2000 and continuing through December 31, 2000. The contract was subsequently renewed through December 31, 2001. The terms of Mr. Hull's agreement provide for an annual base salary of $215,000 and a bonus of $35,000.

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

     Employee Retirement Savings Plan

     Employees of the Company participate in the The Hollywood Casino Corporation and Subsidiaries Retirement Savings Plan (the "Savings Plan"). The Savings Plan is qualified under the requirements of section 401(k) of the Code allowing participating employees to benefit from the tax deferral opportunities provided therein. All employees of the Company who have completed one year of service, as defined, and who have attained the age of 21, are eligible to participate in the Savings Plan.

     The Savings Plan provides for a matching contribution by the Company based upon certain criteria, including levels of participation by the Company's employees. The Company incurred matching contributions totaling approximately $43,000 for the year ended December 31, 2000.

     Compensation of Directors

     Nonemployee directors of the Company received an annual fee of $40,000 for service on the Board of Directors and $1,000 for each Board meeting attended. The Board of Directors of the Company held three regularly scheduled meetings and one special meeting during the year ended December 31, 2000. The Board of Directors of the Company has Audit, Compliance and Compensation Committees, but does not have a standing nominating committee. Nonemployee members of the Audit Committee and Compliance Committee receive an annual fee of $2,500 for service on each committee and $500 for each committee meeting attended. The Audit Committee, which is comprised of Edward T. Pratt, Jr., Bernard A. Capaldi and Michael J. Chesser, met once during 2000. The Compliance Committee, which is comprised of Edward T. Pratt, Jr., William D. Pratt and Bernard A Capaldi, met three times during 2000. The meeting with respect to the fourth quarter of 2000 was held on January 16, 2001. No additional compensation or fees are paid to directors for attending Compensation Committee meetings.

     Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors of the Company is comprised of Bernard A. Capaldi, Michael Chesser and Jack E. Pratt. Michael Chesser replaced Mr. Edward D. Muir on the Compensation Committee effective May 26, 2000. Neither Mr. Chesser nor Mr. Capaldi is a former or current officer or employee of the Company or any of its subsidiaries. Jack E. Pratt served as an executive officer and director of the Company until January 2, 1998 and continues to serve as an executive officer and director of HCC.

                     REPORT OF THE COMPENSATION COMMITTEE

     As members of the Compensation Committee, it is our duty to review compensation levels of members of management, to evaluate the performance of management and to consider management succession and related matters. The Compensation Committee reviews with the Board in detail all aspects of compensation for all executive officers.

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

     Mr. John C. Hull was elected to the position of Chief Executive Officer of the Company effective January 2, 1998. Mr. Hull entered into a new employment agreement (the "Hull Agreement") effective as of February 13, 2000. The terms of the Hull Agreement called for an annual base salary of $215,000 and a bonus of $35,000 upon the first to occur of December 31, 2000 or completion of certain specified corporate restructurings. The Hull Agreement expired on December 31, 2000 and was renewed through December 31, 2001 on the same terms. A bonus of $35,000 was accrued during fiscal year 2000 and was paid to Mr. Hull by the Company in 2001.

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


                                             Compensation Committee


                                             Jack E. Pratt
                                             Bernard A. Capaldi
                                             Michael J. Chesser

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


                         Greate Bay Casino Corporation
                            Stock Price Performance
                            (January 1, 1996 = 100)

                                                              Greate Bay
                                   Equity         Casino        Casino
           Date                    Index          Index       Corporation
     ---------------               -----          -----       -----------

     January 1, 1996               100.0          100.0          100.0
     March 29, 1996                105.6          122.1          127.8
     June 28, 1996                 110.3          138.5          350.0
     September 30, 1996            113.8          117.1          161.1
     December 31, 1996             122.0          103.2           77.8
     March 31, 1997                123.4           92.8           66.7
     June 30, 1997                 144.4          100.4           61.1
     September 30, 1997            157.3          118.0           61.1
     December 31, 1997             160.8           93.9           55.6
     March 31, 1998                182.2          104.6           44.4
     June 30, 1998                 186.3           94.1           22.2
     September 30, 1998            165.2           63.0           11.1
     December 31, 1998             200.9           67.2            9.0
     March 31, 1999                208.9           87.1           10.4
     June 30, 1999                 224.7           97.4            2.8
     September 30, 1999            209.9          104.2           15.3
     December 31, 1999             246.5          103.4            5.6
     March 31, 2000                256.5           96.8            9.7
     June 30, 2000                 246.0          111.5            3.6
     September 29, 2000            247.2          134.0            4.0
     December 29, 2000             223.7          113.0             .5

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Security Ownership of Certain Beneficial Owners

   Based on filings with the Securities and Exchange Commission, no persons, other than certain directors of the Company, are known who beneficially owned more than 5% of the outstanding Common Stock as of the March 1, 2001.

   Security Ownership of Management

   The following table presents the number of shares of Common Stock beneficially owned by each director, nominee for director and executive officer named under Item 11. "Executive Compensation" and by all current directors and officers of the Company as a group as of March 1, 2001:

                                     Shares of    Percentage of
                                   Common Stock    Outstanding
                                    Beneficially      Common
Beneficial Owner                     Owned (a)         Stock
----------------                   -------------   ------------

Jack E. Pratt..................      1,051,654(b)         20.3%
Edward T. Pratt, Jr............        180,469             3.5%
William D. Pratt...............        204,379(c)          3.9%
Edward T. Pratt III............        314,698(d)          6.1%
John C. Hull...................             --              --
Bernard A. Capaldi, CPA........             --              --
Michael J. Chesser.............             --              --
Lawrence C. Cole...............             --              --
All directors and officers as
  a group (9 individuals)......      1,751,200            33.8%

__________________________

(a) Except as otherwise described, each individual has the sole power to vote and dispose of the Common Stock beneficially owned by him.

(b) Beneficial ownership is attributable to the following: (1) C.A. Pratt Partners, Ltd., a Texas limited partnership of which Jack E. Pratt is the General Partner, owns 58,106 shares (1.1%) of the outstanding common stock of the Company, (2) Mr. Pratt, as custodian for his minor children holds 160,492 shares (3.1%) of the outstanding common stock of the Company and (3) Mr. Pratt's adult children are the owners of record of 174,318 shares (3.4%) of the outstanding common stock of the Company which are subject to a proxy giving him the right to vote such shares and prohibiting the transfer of such shares without his approval.

(c) Beneficial ownership is attributable to the following: (1) WDP Jr. Family Trust, for which Mr. Pratt is the Trustee, owns 27,452 shares (less than 1%) of the outstanding common stock of the Company and (2) Mr. Pratt's adult children are the owners of record of 54,906 shares (1.1%) of the outstanding common stock of the Company which are subject to a proxy giving him the right to vote such shares and prohibiting the transfer of such shares without his approval.

(d) Beneficial ownership is attributable to 232,188 shares (4.5%) of the outstanding common stock of the Company owned of record by siblings of Mr. Pratt and subject to a proxy giving him the right to vote such shares and prohibiting the transfer of such shares without his approval.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Hollywood Casino Corporation. During 1990, HCC, which was then wholly owned by the Pratt Family, acquired approximately $38.8 million of unsecured notes (the "PCPI Notes") issued by PCPI Funding Corp., a subsidiary of the Company.
As part of a refinancing in February 1994 of virtually all of the Company's casino-related outstanding debt, a newly formed subsidiary of the Company issued approximately $40.5 million discounted principal amount of new deferred interest notes (the "PPI Funding Notes") in exchange for the $38.8 million principal amount of PCPI Notes held by HCC. Interest expense accreted with respect to the PPI Funding Notes for the year ended December 31, 2000 amounted to $6.2 million. The PPI Funding Notes were discounted to yield 14 7/8% interest per annum and had an original face value of $110.6 million. Subsequent principal payments, the assignment of a portion of the PPI Funding Notes in 1997 (as discussed below) and the forgiveness of $37 million undiscounted fair value of the PPI Funding Notes by HCC in 1997 have reduced the maturity value to $84.6 million.

    Since May 1992, the Company and its subsidiaries have borrowed funds from HCC for various purposes. As of December 31, 1999, the outstanding balance on such borrowings was $6.8 million, including $6.5 million borrowed on a demand basis at the rate of 13.75% per annum. In addition, a $250,000 loan from HCC at the rate of 14% per annum was due on April 1, 1998 and remains outstanding. Payment of interest on borrowings from HCC was, prior to February 2, 2000,
subject to the approval of New Jersey gaming authorities.    These borrowings
from HCC are currently subject to a standstill agreement while the Company is in negotiations with HCC to restructure its obligations. During October 2000, GBCC paid $900,000 of the outstanding principal balance and agreed to offset an additional $146,000 of principal against other receivables due from HCC while negotiations to restructure the debt continue. As a result of these payments, the balance outstanding at December 31, 2000 has been reduced to $5.7 million. Interest expense on the borrowings from HCC amounted to $913,000 for the year ended December 31, 2000. Interest payable to HCC with respect to such borrowings amounted to $3.6 million at December 31, 2000.

    Hollywood Casino - Aurora, Inc. ("HCA"), a wholly owned subsidiary of HCC, was organized for the purpose of developing and owning a riverboat gaming facility in Aurora, Illinois, (the "Aurora Casino") which commenced operations on June 17, 1993. Effective as of April 1, 1997, a subsidiary of the Company sold its general partnership interest in the limited partnership which held the management contract on the Aurora Casino to a subsidiary of HCC. The subsidiary of the Company received from HCC a five-year note in the original amount of $3.8 million, $7.6 million discounted principal amount of PPI Funding Notes (see above) and the assignment of certain accrued interest receivable in exchange for the general partnership interest. The $3.8 million note, as amended as of October 12, 1999, provides for monthly installments of $83,000 including interest and additional quarterly principal payments of $21,000 beginning January 1, 2000. PPI Corporation and HCC have entered into standstill agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through March 1, 2001 in consideration of HCC's agreement not to demand payment of the notes described in the previous paragraph. These deferrals do not extend the maturities or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment date of April 1, 2001. The outstanding principal balance of the note receivable was $1.9 million at December 31, 2000. Interest earned on the note amounted to $266,000 during the year ended December 31, 2000.

    The Company and its subsidiaries share certain general and administrative costs with HCC pursuant to services agreements and the Company allocates certain of its administrative costs to HCC. Net allocated costs and fees charged to the Company by HCC amounted to $307,000 during the year ended December 31, 2000. A payable in the amount of $16,000 in connection with such allocated costs and fees was due to HCC at December 31, 2000.

    A subsidiary of the Company provides computer, marketing and other administrative services to HCC and its subsidiaries. Computer services provided include hardware, software and operator support and, for the most part, such services are billed by the GBCC subsidiary at its direct cost plus expenses
incurred.   The GBCC subsidiary entered into new maintenance and support agreements with HCT and HCA effective as of January 1, 2000 which provide for an aggregate monthly fee of $26,000 (subject to change upon 60 days written notice) plus additional services at rates charged by the subsidiary to third parties. The agreement has an initial term of one year with automatic annual renewals unless notice of termination is given. Billings to HCC, HCT and HCA for such services amounted to $950,000 for the year ended December 31, 2000. Unpaid charges from HCC and its subsidiaries at December 31, 2000 amounted to $141,000.

    During 2000, the GBCC subsidiary described in the preceding paragraph also provided and installed casino system software to a new HCC-owned casino property constructed in Shreveport, Louisiana (the "Shreveport Casino"). ACSC entered into a similar maintenance and support agreement with the Shreveport Casino effective as of October 12, 2000 at a monthly fee of $11,000 commencing 90 days after installation of ACSC's casino system software. Total amounts billed during 2000 to the Shreveport Casino amounted to $2,474,000. Receivables in the amount of $160,000 and unearned revenues in the amount of $125,000 were outstanding at December 31, 2000 with respect to the Shreveport Casino installation.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1.  Financial Statements

         The financial statements filed as part of this report are listed on the Index to Financial Statements on page 21.

     2.  Financial Statement Schedule

     --  Independent Auditors' Report
     --  Schedule II; Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     3.  Exhibits

       @3.1    --   Certificate of Incorporation of Pratt Hotel Corporation
                    ("PHC", now known as GBCC) as amended. (Exhibit 3.1)
      ##3.2    --   Amendment to Certificate of Incorporation of PHC. (Exhibit
                    3.2)
       @3.3    --   Amended Bylaws of PHC.  (Exhibit 3.2)

      ++9.1    --   Voting Trust Agreement dated as of December 29, by and among
                    Jill R. Pratt and Jack E. Pratt, Sr. Pratt Laferney,
                    formerly Jill A. Pratt, and John 1998 (Exhibit 9.1)
      ++9.2    --   Voting Trust Agreement dated as of December 29, 1998 by and among Shawn Denise Bradshaw and Michael Shannan Pratt and
                    William D. Pratt, Sr. (Exhibit 9.2)
      ++9.3    --   Voting Trust Agreement dated as of December 29, 1998 by and among Carolyn S. Hickey, Diana Pratt-Wyatt, formerly Diana
                    L. Heisler, and Sharon A. Naftel, formerly Sharon R. Nash, and Edward T. Pratt III. (Exhibit 9.3)
     ++10.1    --   Management and Administrative Services Agreement dated
                    October 1, 1998, by and between Hollywood Casino Corporation
                    ("HCC") and GBCC. (Exhibit 10.1)
      +10.2    --   Tax Allocation Agreement by and among PHC, PPI Corporation,
                    Greate Bay Hotel Corporation, Pratt Casino Properties, Pacsa
                    No. 2, Inc., Pacsa No. 3, Inc., Pratt Hotel Funding, Inc.
                    and Greate Bay Property Funding Corp., effective as of
                    January 1, 1987. (Exhibit 10.17)
      +10.3    --   Tax Allocation Agreement by and among Pratt Casino
                    Properties, BPHC Acquisition, Inc., PHMI, Greate Bay Casino
                    Corporation, PCPI Funding Corp. and GBHC effective as of
                    January 1, 1987. (Exhibit 10.18)
     ++10.4    --   Amendment to Employment Agreement dated November 30, 1998, between ACSC and Lawrence C. Cole. (Exhibit 10.9)
      #10.5    --   Employment Agreement dated as of February 13, 2000 between
                    GBCC and John C. Hull. (Exhibit 10.9)
       21.1    --   Subsidiaries of GBCC.

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

          # Incorporated by reference from the exhibit shown in parenthesis to GBCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         ## Incorporated by reference from the exhibit shown in parenthesis to GBCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(b)  Reports on Form 8-K.

      The Registrant did not file any Reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Egg Harbor Township, State of New Jersey on March 23, 2001.

                                 GREATE BAY CASINO CORPORATION


                                 By:        /s/ John C. Hull
                                     ------------------------------
                                              John C. Hull
                                         Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         Signature                         Title                 Date
         ---------                         -----                 ----


    /s/ John C. Hull              Chief Executive Officer   March 23, 2001
--------------------------------                            --------------
    John C. Hull                  and Director

    /s/ Edward T. Pratt, Jr.      Treasurer, Principal      March 23, 2001
--------------------------------                            --------------
    Edward T. Pratt, Jr.          Financial and Accounting
                                  Officer and Director

    /s/ Edward T. Pratt III       President and Chief       March 23, 2001
--------------------------------                            --------------
    Edward T. Pratt III           Operating Officer

    /s/ William D. Pratt          Executive Vice            March 23, 2001
--------------------------------                            --------------
    William D. Pratt              President, General
                                  Counsel, Secretary
                                  and Director

    /s/ Jack E. Pratt             Director                  March 23, 2001
--------------------------------                            --------------
    Jack E. Pratt

    /s/ Bernard A. Capaldi        Director                  March 23, 2001
--------------------------------                            --------------
    Bernard A. Capaldi

    /s/ Michael J. Chesser        Director                  March 23, 2001
--------------------------------                            --------------
    Michael J. Chesser

                     INDEX TO FINANCIAL STATEMENT SCHEDULE


Greate Bay Casino Corporation and Subsidiaries

     --  Independent Auditors' Report

     --  Schedule II; Valuation and Qualifying Accounts

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To Greate Bay Casino Corporation:

We have audited the consolidated financial statements of Greate Bay Casino Corporation and subsidiaries as of, and for each of the three years in the period ended December 31, 2000 and have issued our report thereon dated March 15, 2001; such report is included elsewhere in this Form 10-K. Our audit also includes the financial statement schedule of Greate Bay Casino Corporation listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Dallas, Texas
March 15, 2001

                                                            SCHEDULE II

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                                                Amounts
                                  Balance at  Charged to                                            Balance
                                  Beginning    Costs and                                             at End
                                  of Period    Expenses     Deductions         Other               of Period
                                 -----------  ----------  -------------  -----------------        -----------
Description
-----------

Year Ended December 31, 2000:
 Valuation allowances on
  affiliates receivables         $   232,000  $        -  $  (54,000) (1) $       (178,000) (2)    $         -
 Allowance for doubtful
  accounts receivable                 28,000      20,000     (48,000) (1)                -                   -
                                 -----------  ----------  ----------      ----------------         -----------

                                 $   260,000  $   20,000  $ (102,000)     $       (178,000)        $         -
                                 ===========  ==========  ==========      ================         ===========

Year Ended December 31, 1999:
 Valuation allowances on
  affiliates receivables         $20,977,000  $   22,000  $        -      $    (20,767,000) (3)    $   232,000
 Allowance for doubtful
  accounts receivable                      -      28,000           -                     -              28,000
                                 -----------  ----------  ----------      ----------------         -----------

                                 $20,977,000  $   50,000  $        -     $     (20,767,000)        $   260,000
                                 ===========  ==========  ==========     =================         ===========

Year Ended December 31, 1998:
 Valuation allowance on
  affiliate receivables          $   213,000  $2,306,000  $        -     $      18,458,000 (4)     $20,977,000
                                 ===========  ==========  ==========     =================         ===========

______________________________

(1)  Represents net write offs of uncollectible accounts.

(2)  Represents recoveries of previously reserved balances.

(3) Represents reserves written off in connection with the transfer of affiliate receivables to Greate Bay Holdings, L.L.C. for the benefit of the PRT Funding noteholders.

(4) Represents valuation allowances on notes and associated interest due from Greate Bay Hotel and Casino, Inc., a wholly owned subsidiary of GB Holdings, Inc. At December 31, 1997, such amounts were reflected as an adjustment to GBCC's negative investment in GB Holdings, Inc. During 1998, the negative investment was written off and the outstanding receivables were reclassified to due from affiliates.

               The accompanying notes to consolidated financial statements are an integral part of this schedule.

                               INDEX TO EXHIBITS

                                                                                               Sequentially
Exhibit                                                                                          Numbered
Number                                                                                             Page
------                                                                                         ------------
       @3.1    --     Certificate of Incorporation of Pratt Hotel Corporation
                      ("PHC", now known as GBCC) as amended. (Exhibit 3.1)
      ##3.2    --     Amendment to Certificate of Incorporation of PHC. (Exhibit 3.2)
       @3.3    --     Amended Bylaws of PHC.  (Exhibit 3.2)
      ++9.1    --     Voting Trust Agreement dated as of December 29, 1998 by
                      and among Jill Pratt Laferney, formerly Jill A. Pratt, and
                      John R. Pratt and Jack E. Pratt, Sr. (Exhibit 9.1)
      ++9.2    --     Voting Trust Agreement dated as of December 29, 1998 by and among Shawn Denise Bradshaw and Michael Shannan Pratt and
                      William D. Pratt, Sr. (Exhibit 9.2)
      ++9.3    --     Voting Trust Agreement dated as of December 29, 1998 by and among Carolyn S. Hickey, Diana Pratt-Wyatt, formerly Diana L.
                      Heisler, and Sharon A. Naftel, formerly Sharon R. Nash, and
                      Edward T. Pratt III. (Exhibit 9.3)
     ++10.1    --     Management and Administrative Services Agreement dated October
                      1, 1998, by and between Hollywood Casino Corporation ("HCC")
                      and GBCC. (Exhibit 10.1)
      +10.2    --     Tax Allocation Agreement by and among PHC, PPI Corporation,
                      Greate Bay Hotel Corporation, Pratt Casino Properties, Pacsa
                      No. 2, Inc., Pacsa No. 3, Inc., Pratt Hotel Funding, Inc. and
                      Greate Bay Property Funding Corp., effective as of January 1,
                      1987. (Exhibit 10.17)
      +10.3    --     Tax Allocation Agreement by and among Pratt Casino Properties,
                      BPHC Acquisition, Inc., PHMI, Greate Bay Casino Corporation,
                      PCPI Funding Corp. and GBHC effective as of January 1, 1987.
                      (Exhibit 10.18)
     ++10.4    --     Amendment to Employment Agreement dated November 30, 1998, between ACSC and Lawrence C. Cole. (Exhibit 10.9)
     ##10.5    --     Employment Agreement dated as of February 13, 2000 between GBCC and John C. Hull. (Exhibit 10.9)
       21.1    --     Subsidiaries of GBCC.

_________________________

        @ Incorporated by reference from the exhibit shown in parenthesis to GBCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

        + Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-58732) for Hollywood Casino Corporation as filed with the SEC on May 27, 1993.

                                                                                               Sequentially
       Exhibit                                                                                   Numbered
       Number                                                                                      Page
       ------                                                                                  ------------
         ++       Incorporated by reference from the exhibit shown in parenthesis filed in GBCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

          #       Incorporated by reference from the exhibit shown in parenthesis to
                  GBCC's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1999.

         ##       Incorporated by reference from the exhibit shown in parenthesis to
                  GBCC's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1996.