Form 10-Q
period 2001-03-31
GREATE BAY CASINO CORP
filed 2001-05-11
CIK 30117

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2001
                              -------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the transition period from                       to
                              -----------------------  -----------------------

Commission file number   1-6339
                      ------------


                         GREATE BAY CASINO CORPORATION
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


               Delaware                                 75-1295630
--------------------------------------   ---------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)


c/o Advanced Casino Systems Corporation
     200 Decadon Drive, Suite 100
    Egg Harbor Township, New Jersey                        08234
----------------------------------------  --------------------------------------
(Address of principal executive offices)                 (Zip Code)


(Registrant's telephone number, including area code)       (609) 441-0704
                                                    ----------------------------

                               (Not Applicable)
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                               -----    -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                           Outstanding at May 10, 2001
--------------------------------------    --------------------------------------
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

     GBCC is insolvent and its only remaining operating activity is the development, installation and maintenance of casino systems by its wholly owned subsidiary, Advanced Casino Systems Corporation ("ACSC"). At March 31, 2001, GBCC and its subsidiaries had debt outstanding to HCC consisting of (1) demand notes and accrued interest thereon totaling $9.5 million and (2) a 14.875% secured promissory note due 2006 and accrued interest thereon totaling $48.4 million. ACSC's operations do not generate sufficient cash flow to provide debt service on the HCC demand notes and, consequently, GBCC is currently insolvent. Additionally, semi-annual interest payments of approximately $3.5 million attributable to the 14.875% secured promissory note become payable commencing in August 2001. GBCC is currently negotiating with HCC to restructure its obligations and, in that connection, has entered into certain standstill agreements with HCC. Under the standstill agreements, all payments of principal and interest due from HCC during the period from March 1, 2000 through June 1, 2001 with respect to an intercompany note as detailed in Note 7 of the Notes to Consolidated Financial Statements have been deferred until July 1, 2001 in consideration of HCC's agreement not to demand payment of principal
or interest on the demand notes owed by GBCC (see (1) above).   The fair market
value of GBCC's assets is substantially less than its existing obligations to HCC. Accordingly, management anticipates that any restructuring of GBCC's obligations will result in the conveyance of all of its assets (or the proceeds from the sale of its assets) to HCC, resulting in no cash or other assets remaining available for distribution to the Company's shareholders. Any restructuring of GBCC's obligations, consensual or otherwise, will require the Company to file for protection under federal bankruptcy laws and will ultimately result in liquidation of the Company.

     The insolvency of GBCC raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Subsidiary Chapter 7 Filings -

     On June 30, 2000, three inactive, wholly owned, indirect subsidiaries of GBCC filed for liquidation under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"). The subsidiaries were originally formed to acquire property and build a second casino/hotel in Atlantic City, New Jersey. These plans were subsequently abandoned; however, the companies remained in existence pending the outcome of certain litigation which was substantially resolved in 1996. The cases were closed by the Trustee in Bankruptcy in December 2000 and are awaiting a final liquidation order from the Delaware Bankruptcy Court. The filings did not and are not expected to have a significant effect on the operations or financial position of GBCC.

     Financial Reporting -

     The consolidated financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 have been prepared by GBCC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of March 31, 2001 and the results of its operations and cash flows for the three month periods ended March 31, 2001 and 2000.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in GBCC's 2000 Annual Report on Form 10-K.

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Greate Bay Casino Corporation
Egg Harbor Township, New Jersey


We have reviewed the accompanying condensed consolidated balance sheet of Greate Bay Casino Corporation and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Greate Bay Casino Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2001 we expressed an unqualified opinion, including an explanatory paragraph relating to an uncertainty as to the Company's ability to continue as a going concern, on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Dallas, Texas
May 7, 2001

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                         March 31,
                                                           2001       December 31,
                                                        (Unaudited)      2000
                                                        -----------   -----------
Current Assets:
 Cash and cash equivalents                              $ 7,543,000   $ 5,903,000
 Temporary cash investments                                 100,000       100,000
 Accounts receivable                                      2,582,000     1,301,000
 Inventories                                              1,077,000       520,000
 Costs and estimated earnings in excess of billings         779,000       340,000
 Due from affiliates                                      2,410,000     2,241,000
 Other current assets                                       635,000       612,000
                                                        -----------   -----------
  Total current assets                                   15,126,000    11,017,000
                                                        -----------   -----------

Property and Equipment:
 Operating equipment                                      1,035,000       946,000
 Less - accumulated depreciation                           (649,000)     (610,000)
                                                        -----------   -----------

  Net property and equipment                                386,000       336,000
                                                        -----------   -----------

Other Assets:
 Due from affiliates                                              -       216,000
 Deferred income taxes                                        2,000         1,000
                                                        -----------   -----------

  Total other assets                                          2,000       217,000
                                                        -----------   -----------

                                                        $15,514,000   $11,570,000
                                                        ===========   ===========





   The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT


                                               March 31,
                                                  2001        December 31,
                                              (Unaudited)        2000
                                             -------------   -------------
Current Liabilities:
 Borrowings from affiliate                   $   5,704,000   $   5,704,000
 Accounts payable                                2,552,000       1,878,000
 Accrued liabilities -
  Salaries and wages                               321,000         305,000
  Interest                                       4,613,000       3,635,000
  Other                                             40,000          36,000
 Unearned revenues                               4,587,000       2,407,000
 Other current liabilities                         131,000          20,000
                                             -------------   -------------

  Total current liabilities                     17,948,000      13,985,000
                                             -------------   -------------

Long-Term Debt                                  47,603,000      46,687,000
                                             -------------   -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding          519,000         519,000
 Additional paid-in capital                     75,212,000      75,212,000
 Accumulated deficit                          (125,768,000)   (124,833,000)
                                             -------------   -------------

  Total shareholders' deficit                  (50,037,000)    (49,102,000)
                                             -------------   -------------

                                             $  15,514,000   $  11,570,000
                                             =============   =============






   The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  Three Months Ended
                                                       March 31,
                                               -------------------------
                                                   2001          2000
                                               -----------   -----------

Revenues:
 System sales and support services             $ 6,525,000   $   717,000
                                               -----------   -----------

Expenses:
 Cost of sales                                   2,803,000       270,000
 Marketing                                         257,000        43,000
 System development and support services         1,544,000       731,000
 General and administrative                        935,000       631,000
 Depreciation                                       46,000        47,000
                                               -----------   -----------

  Total expenses                                 5,585,000     1,722,000
                                               -----------   -----------

 Income (loss) from operations                     940,000    (1,005,000)
                                               -----------   -----------

Non-operating income (expense):
 Interest income                                   146,000       123,000
 Interest expense                               (1,912,000)   (1,710,000)
                                               -----------   -----------

  Total non-operating expense, net              (1,766,000)   (1,587,000)
                                               -----------   -----------

Loss before income taxes                          (826,000)   (2,592,000)
 Income tax (provision) benefit                   (109,000)       67,000
                                               -----------   -----------

Net loss                                       $  (935,000)  $(2,525,000)
                                               ===========   ===========

Basic and diluted net loss per common share    $      (.18)  $      (.49)
                                               ===========   ===========





   The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                               Three Months Ended
                                                                    March 31,
                                                            -------------------------
                                                                2001         2000
                                                            -----------   -----------
OPERATING ACTIVITIES:
 Net loss                                                   $  (935,000)  $(2,525,000)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization, including
   accretion of debt discount                                   962,000     1,523,000
  Deferred income tax benefit                                   (10,000)       (2,000)
  (Increase) decrease in accounts receivable                 (1,281,000)      189,000
  Increase (decrease) in accounts payable and
   other accrued liabilities                                  1,672,000      (311,000)
  Net change in other current assets and liabilities          1,112,000       687,000
  Net change in other noncurrent assets                         216,000       233,000
                                                            -----------   -----------

     Net cash provided by (used in) operating activities      1,736,000      (206,000)
                                                            -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                            (96,000)      (27,000)
                                                            -----------   -----------

  Net increase (decrease) in cash and cash equivalents        1,640,000      (233,000)
  Cash and cash equivalents at beginning of period            5,903,000     4,801,000
                                                            -----------   -----------

  Cash and cash equivalents at end of period                $ 7,543,000   $ 4,568,000
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

     Current GBCC Operations -

     GBCC is insolvent and its only remaining operating subsidiary is ACSC. At March 31, 2001, GBCC and its subsidiaries had debt outstanding to HCC consisting of (1) demand notes and accrued interest thereon totaling $9,538,000 and (2) a 14.875% secured promissory note due 2006 and accrued interest thereon totaling $48,382,000. ACSC's operations do not generate sufficient cash flow to provide debt service on the HCC demand notes and, consequently, GBCC is currently insolvent. Additionally, semi-annual interest payments of $3,540,000 attributable to the 14.875% secured promissory note become payable commencing in August 2001. GBCC is currently negotiating with HCC to restructure its obligations and, in that connection, has entered into certain standstill agreements with HCC. Under the standstill agreements, all payments of principal and interest due from HCC during the period from March 1, 2000 through June 1, 2001 with respect to an intercompany note as detailed in Note 7 of the Notes to Consolidated Financial Statements have been deferred until July 1, 2001 in consideration of HCC's agreement not to demand payment of principal or interest on the demand notes owed by GBCC (see (1) above). The fair market value of GBCC's assets is substantially less than its existing obligations to HCC. Accordingly, management anticipates that any restructuring of GBCC's obligations will result in the conveyance of all of its assets (or the proceeds from the sale of its assets) to HCC, resulting in no cash or other assets remaining available for distribution to the Company's shareholders. Any restructuring of GBCC's obligations, consensual or otherwise, will require the Company to file for protection under federal bankruptcy laws and will ultimately result in liquidation of the Company.

     The insolvency of GBCC raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)



     Subsidiary Chapter 7 Filings -

     On June 30, 2000, three inactive, wholly owned, indirect subsidiaries of GBCC filed for liquidation under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"). The subsidiaries were originally formed to acquire property and build a second casino/hotel in Atlantic City, New Jersey. These plans were subsequently abandoned; however, the companies remained in existence pending the outcome of certain litigation which was substantially resolved in 1996. The cases were closed by the Trustee in Bankruptcy in December 2000 and are awaiting a final liquidation order from the Delaware Bankruptcy Court. The filings did not and are not expected to have a significant effect on the operations or financial position of GBCC.

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

     The consolidated financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 have been prepared by GBCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of March 31, 2001 and the results of its operations and cash flows for the three month periods ended March 31, 2001 and 2000.

(2)  Earnings per common share

     Basic earnings per common share is calculated by dividing the net (loss) income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated for any period in which income from continuing operations was earned by dividing the components of net (loss) income by the weighted average number of shares of common stock and potential common shares outstanding. For each of the three month periods ended March 31, 2001 and 2000, there were no potential common shares outstanding and basic and diluted earnings per share were the same. The weighted average number of shares of common stock used in the calculation of both basic and diluted earnings per share was 5,186,627 for each of the three month periods ended March 31, 2001 and 2000.

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

     Costs and estimated earnings in excess of billings on contracts in progress represent recoverable costs and the estimated profits thereon which have not yet been billed to the customer. Unearned revenues represent deposits or prepayments received by customers for services yet to be performed. Such advance payments are applied over the lives of the contracts.

(4)  Borrowings from Affiliate

     GBCC and its subsidiaries had outstanding affiliate borrowings from HCC of $5,704,000 at both March 31, 2001 and December 31, 2000. During 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13.75% per annum payable quarterly commencing October 1, 1996. In addition, a $250,000 loan from HCC with interest at the rate of 14% per annum payable semiannually was due on April 1, 1998 and remains outstanding. These borrowings from HCC are currently subject to a standstill agreement (see Notes 1 and 7) while GBCC continues negotiations with HCC to restructure its obligations. During October 2000, GBCC paid $900,000 of the outstanding principal balance and agreed to offset an additional $146,000 of principal against other receivables due from HCC while negotiations to restructure the debt continued.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)


(5)  Long-Term Debt and Pledge of Assets

     Long-term debt consists of the following:


                                                      March 31,    December 31,
                                                        2001         2000
                                                     -----------   -----------
          14.875% secured promissory note,
           due 2006, net of discount $916,000
           at December 31, 2000                      $47,603,000   $46,687,000

          Less - current maturities                            -             -
                                                     -----------   -----------

          Total long-term debt                       $47,603,000   $46,687,000
                                                     ===========   ===========


     On February 17, 1994, PPI Funding Corp., a subsidiary of GBCC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38,779,000 principal amount of 15.5% unsecured notes (the "PCPI Notes") held by HCC and issued by PCPI Funding Corp., another subsidiary of GBCC. The PPI Funding Notes were discounted to yield interest at the rate of 14.875% per annum and had a face value of $110,636,000. Subsequent principal payments by PPI Funding Corp. reduced the maturity value of the notes to $98,353,000 at December 31, 1996. During the second quarter of 1997, HCC assigned $13,750,000 undiscounted principal amount of the PPI Funding Notes to PPI Corporation, a wholly owned subsidiary of GBCC, as consideration, in part, for HCC's acquisition of the general partnership interest in the entity which held the management contract for the Aurora Casino (see Note 7). Such assignment reduced the maturity value of the notes to $84,603,000. At December 31, 1997, an additional $37,000,000 undiscounted face value ($23,631,000 discounted value) of the PPI Funding Notes was forgiven by HCC, further reducing the maturity value to $47,603,000. Payment of interest on the PPI Funding Notes was deferred through February 17, 2001 and is now payable semiannually beginning on August 17, 2001. The unpaid principal balance of the PPI Funding Notes is due on February 17, 2006.

     No interest was paid during the either of the three month periods ended March 31, 2001 or 2000.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)



(6)  Income Taxes

     GBCC's (provision) benefit for income taxes consists of the following:

                                          Three Months Ended
                                                March 31,
                                         ---------------------
                                            2001        2000
                                         ---------   ---------
Federal income tax benefit:
 Current                                 $       -   $       -
 Deferred                                  271,000     871,000
State income tax (provision) benefit:
 Current                                  (119,000)     65,000
 Deferred                                   10,000       2,000
Valuation allowance                       (271,000)   (871,000)
                                         ---------   ---------

                                         $(109,000)  $  67,000
                                         =========   =========


     GBCC paid no federal income taxes during either of the three month periods ended March 31, 2001 or 2000. GBCC paid state income taxes of $2,000 during the three month period ended March 31, 2001; no state income taxes were paid during the three month period ended March 31, 2000.

     Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the nondeductibility for income tax purposes of certain items, including meals and entertainment and certain other expenses. Deferred taxes are computed based on the expected future tax effects of differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates. Deferred income taxes result primarily from differences in the timing of deductions between financial and federal tax reporting purposes.

     As of March 31, 2001, GBCC and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $20,000,000 for federal income tax purposes, none of which begin to expire until the year 2012. Additionally, GBCC and its subsidiaries have alternative minimum tax and other tax credits available totaling approximately $29,000 and $414,000, respectively.
Alternative minimum tax credits do not expire and the other tax credits expire in 2001. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), requires that the tax benefit of such NOL's, credit carryforwards and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of such asset is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of such asset is more likely than not and, thus, has provided valuation allowances for substantially all of the deferred tax assets for all periods presented. The remaining deferred tax assets represent state timing differences expected to be utilized.

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

(7)  Transactions with Related Parties

     In April 1997, HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount ($7,597,000 discounted value) of PPI Funding Notes (see Note 5) and $350,000 of accrued interest due from GBCC to PPI Corporation in exchange for the general partnership interest in the entity that held the management contract for the Aurora Casino. The $3,800,000, as amended in October 1999, provides for monthly installments of $83,000 including interest and additional quarterly principal
payments of $21,000 beginning January 1, 2000.   PPI Corporation and HCC have
entered into agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through June 1, 2001 in consideration of HCC's agreement not to demand payment on the short-term borrowings described in Note 4. These deferrals do not extend the maturities or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment date of July 1, 2001. The outstanding note balance at both March 31, 2001 and December 31, 2000 is $1,893,000, all of which is included in current amounts due from affiliates on the accompanying consolidated balance sheet at March 31, 2001. At December 31, 2000, $198,000 of the outstanding balance was included in noncurrent due from affiliates on the accompanying consolidated balance sheet. Interest income on the note from HCC amounted to $65,000 and $66,000, respectively, during the three month periods ended March 31, 2001 and 2000. Accrued interest receivable of $308,000 and $243,000, respectively, is included in amounts due from affiliates on the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000.

     Interest expense with respect to borrowings from HCC is set forth below:

                                                  Three Months Ended March 31,
                                                  ---------------------------
                                                     2001             2000
                                                  ----------       ----------

PPI Funding Notes (Note 5)                        $1,695,000       $1,476,000
Short-term borrowings (Note 4)                       199,000          235,000

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (Unaudited)



     Accretion of interest on the PPI Funding Notes for periods prior to February 17, 2001 is included in the outstanding note payable balance. Interest accrued on short-term borrowings from HCC and on the PPI Funding Notes for periods subsequent to February 17, 2001 amounted to $4,613,000 and $3,635,000, respectively, at March 31, 2001 and December 31, 2000.

(8)  Litigation

     Subsidiary Chapter 7 Filings -

     On June 30, 2000, three inactive, wholly owned, indirect subsidiaries of GBCC filed for liquidation under Chapter 7 of the United States Bankruptcy Code in the Delaware Bankruptcy Court. The subsidiaries were originally formed to acquire property and build a second casino/hotel in Atlantic City, New Jersey. These plans were subsequently abandoned; however, the companies remained in existence pending the outcome of certain litigation which was substantially resolved in 1996. The cases were closed by the Trustee in Bankruptcy in December 2000 and are awaiting a final liquidation order from the Delaware Bankruptcy Court. The filings did not and are not expected to have a significant effect on the operations or financial position of GBCC.

(9)  Major Customers

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

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                            2001      2000
                                                          --------  --------

Total percentage of period revenues attributable to
 installation contracts                                      74.3%     15.7%
Percentage of period revenues attributable to
 affiliate sales                                              2.9%     47.2%


(10) Reclassifications

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2001 consolidated financial statement presentation.

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

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities

     GBCC's current business activity consists solely of the operations of ACSC. ACSC licenses casino information technology systems to HCC's casino facilities and non-affiliated casino companies. The results of ACSC's operations for the three month periods ended March 31, 2001 and 2000 are set forth below:

                                                        Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                       2001            2000
                                                    ----------     -----------

System sales and support service revenues           $6,525,000     $   717,000
                                                    ----------     -----------

Cost of sales                                        2,803,000         270,000
Marketing                                              257,000          43,000
System development and support services              1,544,000         731,000
General and administrative                             720,000         396,000
Depreciation                                            46,000          47,000
                                                    ----------     -----------

                                                     5,370,000       1,487,000
                                                    ----------     -----------

Income (loss) from operations                       $1,155,000     $  (770,000)
                                                    ==========     ===========


     The improvement in operating results during the first quarter of 2001 from the same period in 2000 is primarily due to the increased volume of system sales and installation contracts in the current year as explained in "Results of Operations".

     ACSC's computer service revenues are derived primarily from system installation contracts which generally require an extended period of time to complete and represent significant, but nonrecurring revenue earned from a given customer. Upon completion of an installation, ACSC may continue to recognize service or maintenance revenues from the customer at a much reduced amount. Accordingly, in order to maintain its current level of revenues, ACSC would need to continue to obtain installation contracts. Growth in the performance of installation contracts has greatly diminished ACSC's reliance

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


on affiliate sales which, in prior periods, were a significant source of its revenues. The following table demonstrates ACSC's dependence on installation contracts and on sales to affiliates:

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                         2001      2000
                                                       --------  --------

Total percentage of period revenues attributable to
 installation contracts                                   74.3%     15.7%
Percentage of period revenues attributable to
 affiliate sales                                           2.9%     47.2%


     GBCC is insolvent and its only remaining operating activity is the development, installation and maintenance of casino systems by ACSC. At March 31, 2001, GBCC and its subsidiaries had debt outstanding to HCC consisting of
(1) demand notes and accrued interest thereon totaling $9.5 million and (2) a 14.875% secured promissory note due 2006 and accrued interest thereon totaling $48.4 million. ACSC's operations do not generate sufficient cash flow to provide debt service on the HCC demand notes and, consequently, GBCC is currently insolvent. Additionally, semi-annual interest payments of approximately $3.5 million attributable to the 14.875% secured promissory note become payable commencing in August 2001. GBCC is currently negotiating with HCC to restructure its obligations and, in that connection, has entered into certain standstill agreements with HCC. Under the standstill agreements, all payments of principal and interest due from HCC during the period from March 1, 2000 through June 1, 2001 with respect to an intercompany note as detailed in Note 7 of the Notes to Consolidated Financial Statements have been deferred until July 1, 2001 in consideration of HCC's agreement not to demand payment of principal or interest on the demand notes owed by GBCC (see (1) above). The fair market value of GBCC's assets is substantially less than its existing obligations to HCC. Accordingly, management anticipates that any restructuring of GBCC's obligations will result in the conveyance of all of its assets (or the proceeds from the sale of its assets) to HCC, resulting in no cash or other assets remaining available for distribution to the Company's shareholders. Any restructuring of GBCC's obligations, consensual or otherwise, will require the Company to file for protection under federal bankruptcy laws and will ultimately result in liquidation of the Company.

     The insolvency of GBCC raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Financing Activities

     During 1994, GBCC issued the PPI Funding Notes to HCC in exchange for $38.8 million principal amount of 15.5% notes issued by another GBCC subsidiary and held by HCC. The PPI Funding Notes have a maturity value of $47.6 million. Payment of interest on the PPI Funding Notes was deferred through February 17, 2001 and is now payable semiannually beginning on August 17, 2001. The unpaid principal balance of the PPI Funding Notes is due on February 17, 2006.

     Effective as of April 1, 1997, HCC acquired from PPI Corporation the general partnership interest in the entity which held the management contract for the Aurora Casino. The acquisition price for the

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


general partnership interest included, among other things, the assignment of a portion of the PPI Funding Notes to PPI Corporation and a new note in the original amount of $3.8 million. Principal and interest payments by HCC on the $3.8 million note approximated the general partner's share of annual partnership distributions. GBCC and HCC have entered into standstill agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through June 1, 2001 while GBCC negotiates with HCC to restructure its obligations. These deferrals do not extend the maturities or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment date of July 1, 2001.

     The demand notes consist primarily of loans in the original amount of $6.5 million borrowed from HCC during the third quarter of 1996. Such borrowings accrue interest at the rate of 13.75% per annum payable quarterly commencing October 1, 1996. Although payment is on a demand basis, HCC has agreed not to do so as part of the standstill agreements described in the previous paragraph. During October 2000, GBCC paid $900,000 of the outstanding principal balance of the demand notes to HCC and agreed to offset an additional $146,000 of principal against other receivables due from HCC while negotiations to restructure GBCC's debt continued.

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

     Capital Expenditures and Other Investments

     Property and equipment additions during the three month period ended March 31, 2001 totaled $96,000; management anticipates that capital expenditures during the remainder of 2001, consisting only of ongoing equipment replacements and enhancements at ACSC, will not be significant.

RESULTS OF OPERATIONS

     Revenues

     System sales and support service revenues earned by ACSC increased $5.8 million (810%) during the three month periods ended March 31, 2001 compared to the prior year period. Such increase was a result of increased system installations during 2001 compared to 2000. During 2001, ACSC provided services on four system installation contracts, none of which were completed during the quarter. These four contracts accounted for approximately $4.8 million of revenues during the 2001first quarter period. By comparison, the 2000 first quarter period included revenues with respect to two system installations amounting to $113,000. The addition of personnel during 2000 has better positioned ACSC to service multiple contracts.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


     Cost of Sales

     ACSC's cost of sales increased $2.5 million (938.1%) during the three month period ended March 31, 2001 compared to the same period in 2000. The increase was a result of increased contract installations during the 2001 period compared to 2000. Cost of sales does not fluctuate proportionately with the increase in revenues due to the mix of revenues earned (sales versus support services) as well as to differences in the profitability of system installation contracts resulting from the bidding process.

     Marketing Expenses

     Marketing expenses for ACSC increased $214,000 (497.7%) during the three month period ended March 31, 2001 compared to the same period during 2000. The increase reflects sales commissions associated with the system sales and installation contract revenues earned during the 2001 period.

     System Development and Support Service Expenses

     System development and support services increased by $813,000 (111.2%) for the three month period ended March 31, 2001 compared to the same period in 2000. The increase results from additional personnel and equipment costs.

     General and Administrative Expenses

     GBCC's consolidated general and administrative expenses increased by $304,000 during the three month period ended March 31, 2001 compared to the same period in 2000. The 2001 three month increase of $324,000 at ACSC resulting from the expansion of its operations was partially offset by reductions in corporate expenses resulting from the curtailment of GBCC's operations other than ACSC.

     Interest

     Interest income increased $23,000 (18.7%) during the 2001 first quarter compared to the same period in 2000 as more cash was available for investment purposes.

     Interest expense increased $202,000 (11.8%) during the 2001 first quarter period compared to the same period in 2000 reflecting additional amortization of discount and the accrual of interest with respect to the PPI Funding Notes.

     Income Tax Provision

     Due to the availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of deferred tax assets resulting from NOL's and temporary differences is more likely than not. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", GBCC has provided valuation allowances for substantially all of the deferred tax assets at March 31, 2001 and December 31, 2000. The remaining deferred tax assets represent state timing differences expected to be utilized.

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

PART II:  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

     Subsidiary Chapter 7 Filings

     On June 30, 2000, three inactive, wholly owned, indirect subsidiaries of GBCC filed for liquidation under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"). The subsidiaries were originally formed to acquire property and build a second casino/hotel in Atlantic City, New Jersey. These plans were subsequently abandoned; however, the companies remained in existence pending the outcome of certain litigation which was substantially resolved in 1996. The cases were closed by the Trustee in Bankruptcy in December 2000 and are awaiting a final liquidation order from the Delaware Bankruptcy Court. The filings did not and are not expected to have a significant effect on the operations or financial position of GBCC.

Item 6. - Exhibits and Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2001.


SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GREATE BAY CASINO CORPORATION



Date:  May 11, 2001                         By: /s/    John C. Hull
     ----------------                           -------------------------
                                                       John C. Hull
                                                 Chief Executive Officer