Form 10-Q
period 2001-06-30
GREATE BAY CASINO CORP
filed 2001-08-09
CIK 30117

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 2001
                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the transition period from                 to
                               ---------------    ------------------

Commission file number   1-6339
                        --------

                         GREATE BAY CASINO CORPORATION
                         -----------------------------
            (Exact name of Registrant as specified in its charter)
            ------------------------------------------------------


                 DELAWARE                                     75-1295630
---------------------------------------------           ----------------------
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                    Identification No.)

    C/O ADVANCED CASINO SYSTEMS CORPORATION
         200 DECADON DRIVE, SUITE 100
        EGG HARBOR TOWNSHIP, NEW JERSEY                         08234
----------------------------------------------          -----------------------
    (Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)        (609) 441-0704
                                                        -----------------------

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS                       OUTSTANDING AT AUGUST 8, 2001
   ----------------------------         -----------------------------
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

   GBCC is insolvent and its only remaining operating activity is the development, installation and maintenance of casino systems by its wholly owned subsidiary, Advanced Casino Systems Corporation ("ACSC"). At June 30, 2001, GBCC and its subsidiaries had debt outstanding to HCC consisting of (1) demand notes and accrued interest thereon totaling $9.7 million and (2) a 14.875% promissory note due 2006 and accrued interest thereon totaling $50.2 million. ACSC's operations do not generate sufficient cash flow to provide debt service on the HCC demand notes and, consequently, GBCC is currently insolvent. Additionally, semi-annual interest payments of approximately $3.5 million attributable to the 14.875% promissory note become payable commencing in August 2001. GBCC is currently negotiating with HCC to restructure its obligations and, in that connection, has entered into certain standstill agreements with HCC. Under the standstill agreements, all payments of principal and interest due from HCC during the period from March 1, 2000 through September 1, 2001 with respect to an intercompany note as detailed in Note 7 of the Notes to Consolidated Financial Statements have been deferred until October 1, 2001 in consideration of HCC's agreement not to demand payment of principal or interest
on GBCC's obligations to HCC (see (1) and (2) above).   The fair market value of
GBCC's assets is substantially less than its existing obligations to HCC. Accordingly, management anticipates that any restructuring of GBCC's obligations will result in the conveyance of all of its assets (or the proceeds from the sale of its assets) to HCC, resulting in no cash or other assets remaining available for distribution to the Company's shareholders. Any restructuring of GBCC's obligations, consensual or otherwise, will require the Company to file for protection under federal bankruptcy laws and will ultimately result in liquidation of the Company.

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

   FINANCIAL REPORTING -

   The consolidated financial statements as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 have been prepared by GBCC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of June 30, 2001, the results of its operations for the three and six month periods ended June 30, 2001 and 2000 and its cash flows for the six month periods ended June 30, 2001 and 2000.

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

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Greate Bay Casino Corporation
Egg Harbor Township, New Jersey


We have reviewed the accompanying condensed consolidated balance sheet of Greate Bay Casino Corporation and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000 and of cash flows for the six month periods ending June 30, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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



DELOITTE & TOUCHE LLP
Dallas, Texas
August 3, 2001

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           JUNE 30,
                                                             2001        DECEMBER 31,
                                                         (UNAUDITED)        2000
                                                         -----------     -----------
Current Assets:
 Cash and cash equivalents                               $ 8,049,000     $ 5,903,000
 Temporary cash investments                                  100,000         100,000
 Accounts receivable                                       1,916,000       1,301,000
 Inventories                                                 821,000         520,000
 Costs and estimated earnings in excess of billings        2,241,000         340,000
 Due from affiliates                                       2,602,000       2,241,000
 Other current assets                                        606,000         612,000
                                                         -----------     -----------
  Total current assets                                    16,335,000      11,017,000
                                                         -----------     -----------
Property and Equipment:
 Operating equipment                                       1,110,000         946,000
 Less - accumulated depreciation                            (695,000)       (610,000)
                                                         -----------     -----------
  Net property and equipment                                 415,000         336,000
                                                         -----------     -----------
Other Assets:
 Due from affiliates                                               -         216,000
 Deferred income taxes                                         2,000           1,000
                                                         -----------     -----------
  Total other assets                                           2,000         217,000
                                                         -----------     -----------
                                                         $16,752,000     $11,570,000
                                                         ===========     ===========


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                  JUNE 30,
                                                    2001         DECEMBER 31,
                                                (UNAUDITED)          2000
                                               -------------    -------------
Current Liabilities:
 Borrowings from affiliate                     $   5,704,000    $   5,704,000
 Accounts payable                                  3,622,000        1,878,000
 Accrued liabilities -
  Salaries and wages                                 679,000          305,000
  Interest                                         6,582,000        3,635,000
  Other                                               78,000           36,000
 Unearned revenues                                 2,259,000        2,407,000
 Other current liabilities                            65,000           20,000
                                               -------------    -------------
  Total current liabilities                       18,989,000       13,985,000
                                               -------------    -------------
Long-Term Debt                                    47,603,000       46,687,000
                                               -------------    -------------

Commitments and Contingencies

Shareholders' Deficit:
 Common stock, $.10 par value per
  share; 10,000,000 shares authorized;
  5,186,627 shares issued and outstanding            519,000          519,000
 Additional paid-in capital                       75,212,000       75,212,000
 Accumulated deficit                            (125,571,000)    (124,833,000)
                                               -------------    -------------
  Total shareholders' deficit                    (49,840,000)     (49,102,000)
                                               -------------    -------------
                                               $  16,752,000    $  11,570,000
                                               =============    =============



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                          --------------------------
                                                             2001            2000
                                                          -----------    -----------
Revenues:
 System sales and support services                        $10,388,000    $ 4,148,000
                                                          -----------    -----------
Expenses:
 Cost of sales                                              4,591,000      1,820,000
 Marketing                                                    599,000        414,000
 System development and support services                    1,782,000        904,000
 General and administrative                                 1,085,000        818,000
 Depreciation                                                  48,000         48,000
                                                          -----------    -----------
  Total expenses                                            8,105,000      4,004,000
                                                          -----------    -----------
 Income from operations                                     2,283,000        144,000
                                                          -----------    -----------
Non-operating income (expense):
 Interest income                                              141,000        129,000
 Interest expense                                          (1,988,000)    (1,768,000)
                                                          -----------    -----------
  Total non-operating expense, net                         (1,847,000)    (1,639,000)
                                                          -----------    -----------
Income (loss) before income taxes                             436,000     (1,495,000)
 Income tax (provision) benefit                              (239,000)       (50,000)
                                                          -----------    -----------
Net income (loss)                                         $   197,000    $(1,545,000)
                                                          ===========    ===========
Basic and diluted net income (loss) per common share             $.04          $(.30)
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

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                      ---------------------------
                                                          2001           2000
                                                      -----------    -----------
Revenues:
 System sales and support services                    $16,913,000    $ 4,865,000
                                                      -----------    -----------
Expenses:
 Cost of sales                                          7,394,000      2,090,000
 Marketing                                                856,000        457,000
 System development and support services                3,326,000      1,635,000
 General and administrative                             2,020,000      1,449,000
 Depreciation                                              94,000         95,000
                                                      -----------    -----------
  Total expenses                                       13,690,000      5,726,000
                                                      -----------    -----------
 Income (loss) from operations                          3,223,000       (861,000)
                                                      -----------    -----------
Non-operating income (expense):
 Interest income                                          287,000        252,000
 Interest expense                                      (3,900,000)    (3,478,000)
                                                      -----------    -----------
  Total non-operating expense, net                     (3,613,000)    (3,226,000)
                                                      -----------    -----------
Loss before income taxes                                 (390,000)    (4,087,000)
 Income tax (provision) benefit                          (348,000)        17,000
                                                      -----------    -----------
Net loss                                              $  (738,000)   $(4,070,000)
                                                      ===========    ===========
Basic and diluted net loss per common share                 $(.14)         $(.79)
                                                      ===========    ===========

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                              --------------------------
                                                                  2001           2000
                                                              ------------    ----------
OPERATING ACTIVITIES:
 Net loss                                                     $  (738,000)   $(4,070,000)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization, including
   accretion of debt discount                                   1,010,000      3,104,000
  Deferred income tax benefit                                     (22,000)        (3,000)
  Increase in accounts receivable                                (615,000)    (1,176,000)
  Increase in accounts payable and
   other accrued liabilities                                    5,107,000      1,601,000
  Net change in other current assets and liabilities           (2,639,000)        31,000
  Net change in other noncurrent assets                           216,000              -
                                                              -----------    -----------
  Net cash provided by (used in) operating activities           2,319,000       (513,000)
                                                              -----------    -----------
INVESTING ACTIVITIES:
 Purchases of property and equipment                             (173,000)       (58,000)
 Collections on notes receivable                                        -        140,000
                                                              -----------    -----------
  Net cash (used in) provided by investing activities            (173,000)        82,000
                                                              -----------    -----------
  Net increase (decrease) in cash and cash equivalents          2,146,000       (431,000)
  Cash and cash equivalents at beginning of period              5,903,000      4,801,000
                                                              -----------    -----------
  Cash and cash equivalents at end of period                  $ 8,049,000    $ 4,370,000
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

   CURRENT GBCC OPERATIONS -

   GBCC is insolvent and its only remaining operating subsidiary is ACSC. At June 30, 2001, GBCC and its subsidiaries had debt outstanding to HCC consisting of (1) demand notes and accrued interest thereon totaling $9,736,000 and (2) a 14.875% promissory note due 2006 and accrued interest thereon totaling $50,153,000. ACSC's operations do not generate sufficient cash flow to provide debt service on the HCC demand notes and, consequently, GBCC is currently insolvent. Additionally, semi-annual interest payments of $3,540,000 attributable to the 14.875% promissory note become payable commencing in August 2001. GBCC is currently negotiating with HCC to restructure its obligations and, in that connection, has entered into certain standstill agreements with HCC. Under the standstill agreements, all payments of principal and interest due from HCC during the period from March 1, 2000 through September 1, 2001 with respect to an intercompany note as detailed in Note 7 have been deferred until October 1, 2001 in consideration of HCC's agreement not to demand payment of principal or interest on GBCC's obligations to HCC (see (1) and (2) above).
The fair market value of GBCC's assets is substantially less than its existing obligations to HCC. Accordingly, management anticipates that any restructuring of GBCC's obligations will result in the conveyance of all of its assets (or the proceeds from the sale of its assets) to HCC, resulting in no cash or other assets remaining available for distribution to the Company's shareholders. Any restructuring of GBCC's obligations, consensual or otherwise, will require the Company to file for protection under federal bankruptcy laws and will ultimately result in liquidation of the Company.

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

   FINANCIAL REPORTING -

   In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 establishes new standards for goodwill acquired in a business combination and requires that goodwill and other intangible assets be periodically reviewed for impairment rather than being amortized. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with earlier application permitted. The Company does not expect the adoption of SFAS 142 to have a material effect on its consolidated financial statements.

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

   The consolidated financial statements as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 have been prepared by GBCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of June 30, 2001, the results of its operations for the three and six month periods ended June 30, 2001 and 2000 and its cash flows for the six month periods ended June 30, 2001 and 2000.

(2)  EARNINGS PER COMMON SHARE

   Basic earnings per common share is calculated by dividing the net (loss) income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated for any period in which income from continuing operations was earned by dividing the components of net (loss) income by the weighted average number of shares of common stock and potential common shares outstanding. For each of the three and six month periods ended June 30, 2001 and 2000, there were no potential common shares outstanding and basic and diluted earnings per share

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


were the same. The weighted average number of shares of common stock used in the calculation of both basic and diluted earnings per share was 5,186,627 for each of the three and six month periods ended June 30, 2001 and 2000.

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

(4)  BORROWINGS FROM AFFILIATE

   GBCC and its subsidiaries had outstanding affiliate borrowings from HCC of $5,704,000 at both June 30, 2001 and December 31, 2000. During 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13.75% per annum payable quarterly commencing October 1, 1996. In addition, a $250,000 loan from HCC with interest at the rate of 14% per annum payable semiannually was due on April 1, 1998 and remains outstanding. These borrowings from HCC are currently subject to a standstill agreement (see Notes 1 and 7) while GBCC continues negotiations with HCC to restructure its obligations. During October 2000, GBCC paid $900,000 of the outstanding principal balance and agreed to offset an additional $146,000 of principal against other receivables due from HCC while negotiations to restructure the debt continued.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)



(5)  LONG-TERM DEBT AND PLEDGE OF ASSETS

   Long-term debt consists of the following:


                                                      JUNE 30,     DECEMBER 31,
                                                        2001           2000
                                                    -----------    -----------
     14.875% promissory note, due 2006, net of
      discount $916,000 at December 31, 2000        $47,603,000    $46,687,000

     Less - current maturities                                -              -
                                                    -----------    -----------
     Total long-term debt                           $47,603,000    $46,687,000
                                                    ===========    ===========

   On February 17, 1994, PPI Funding Corp., a subsidiary of GBCC, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38,779,000 principal amount of 15.5% unsecured notes (the "PCPI Notes") held by HCC and issued by PCPI Funding Corp., another subsidiary of GBCC. The PPI Funding Notes were discounted to yield interest at the rate of 14.875% per annum and had a face value of $110,636,000. Subsequent principal payments by PPI Funding Corp. reduced the maturity value of the notes to $98,353,000 at December 31, 1996. During the second quarter of 1997, HCC assigned $13,750,000 undiscounted principal amount of the PPI Funding Notes to PPI Corporation, a wholly owned subsidiary of GBCC, as consideration, in part, for HCC's acquisition of the general partnership interest in the entity which held the management contract for the Aurora Casino (see Note 7). Such assignment reduced the maturity value of the notes to $84,603,000. At December 31, 1997, an additional $37,000,000 undiscounted face value ($23,631,000 discounted value) of the PPI Funding Notes was forgiven by HCC, further reducing the maturity value to $47,603,000. Payment of interest on the PPI Funding Notes was deferred through February 17, 2001 and would have become payable semiannually beginning on August 17, 2001. Payment of interest is currently subject to a standstill agreement (see Notes 1 and 7). The unpaid principal balance of the PPI Funding Notes is due on February 17, 2006.

   No interest was paid during the either of the six month periods ended June 30, 2001 or 2000.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


(6)      INCOME TAXES

   GBCC's (provision) benefit for income taxes consists of the following:


                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  JUNE 30,                   JUNE 30,
                                           -----------------------   -------------------------
                                              2001         2000         2001           2000
                                           ---------    ---------    ---------    -----------
Federal income tax benefit:
 Current                                   $       -    $       -    $       -    $         -
 Deferred                                   (142,000)     553,000      129,000      1,424,000
State income tax (provision) benefit:
 Current                                    (251,000)     (51,000)    (370,000)        14,000
 Deferred                                     12,000        1,000       22,000          3,000
Valuation allowance                          142,000     (553,000)    (129,000)    (1,424,000)
                                           ---------    ---------    ---------    -----------
                                           $(239,000)   $ (50,000)   $(348,000)   $    17,000
                                           =========    =========    =========    ===========

   GBCC paid no federal income taxes during either of the six month periods ended June 30, 2001 or 2000. GBCC paid state income taxes of $294,000 and $1,000, respectively, during the six month periods ended June 30, 2001 and 2000.

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

   As of June 30, 2001, GBCC and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $19,300,000 for federal income tax purposes, none of which begin to expire until the year 2012. Additionally, GBCC and its subsidiaries have alternative minimum tax and other tax credits available totaling approximately $29,000 and $414,000, respectively.
Alternative minimum tax credits do not expire and the other tax credits expire in 2001. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), requires that the tax benefit of such NOL's, credit carryforwards and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of such asset is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of such asset is more likely than not and, thus, has provided valuation allowances for substantially all of the deferred tax assets for all periods presented. The remaining deferred tax assets represent state timing differences expected to be utilized.

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

(7)  TRANSACTIONS WITH RELATED PARTIES

   In April 1997, HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount ($7,597,000 discounted value) of PPI Funding Notes (see Note 5) and $350,000 of accrued interest due from GBCC to PPI Corporation in exchange for the general partnership interest in the entity that held the management contract for the Aurora Casino. The $3,800,000, as amended in October 1999, provides for monthly installments of $83,000 including interest and additional quarterly principal
payments of $21,000 beginning January 1, 2000.   PPI Corporation and HCC have
entered into agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through September 1, 2001 in consideration of HCC's agreement not to demand payment on the short-term borrowings described in Note 4 and interest on the PPI Funding Notes described in Note 5. These deferrals do not extend the maturities or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment date of October 1, 2001. The outstanding note receivable balance at both June 30, 2001 and December 31, 2000 is $1,893,000, all of which is included in current amounts due from affiliates on the accompanying consolidated balance sheet at June 30, 2001. At December 31, 2000, $198,000 of the outstanding balance was included in noncurrent due from affiliates on the accompanying consolidated balance sheet. Interest income on the note from HCC amounted to $67,000 during each of the three month periods ended June 30, 2001 and 2000 and $132,000 and $133,000, respectively, during the six month periods ended June 30, 2001 and 2000. Accrued interest receivable of $375,000 and $243,000, respectively, is included in amounts due from affiliates on the accompanying consolidated balance sheets at June 30, 2001 and December 31, 2000.

   Interest expense with respect to borrowings from HCC is set forth below:

                                   THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                   ---------------------------    -------------------------
                                       2001           2000           2001           2000
                                    ----------     ----------     ----------     ----------
PPI Funding Notes (Note 5)          $1,771,000     $1,533,000     $3,466,000     $3,009,000
Short-term borrowings (Note 4)         198,000        235,000        397,000        470,000

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


    Accretion of interest on the PPI Funding Notes for periods prior to February 17, 2001 is included in the outstanding note payable balance. Interest accrued on short-term borrowings from HCC and on the PPI Funding Notes for periods subsequent to February 17, 2001 amounted to $6,582,000 and $3,635,000, respectively, at June 30, 2001 and December 31, 2000.

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

                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                         JUNE 30,             JUNE 30,
                                   -------------------   -----------------
                                      2001       2000      2001       2000
                                   ---------    ------   --------   ------
Total percentage of period
 revenues attributable to
 installation contracts               86.3%      90.0%     81.7%      79.0%
Percentage of period revenues
 attributable to
 affiliate sales                       3.1%       2.6%      3.0%       9.1%


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

LIQUIDITY AND CAPITAL RESOURCES

   OPERATING ACTIVITIES

   GBCC's current business activity consists solely of the operations of ACSC. ACSC licenses casino information technology systems to HCC's casino facilities and non-affiliated casino companies. The results of ACSC's operations for the three and six month periods ended June 30, 2001 and 2000 are set forth below:

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                  ------------------------   ------------------------
                                                      2001         2000          2001         2000
                                                  -----------   ----------   -----------   ----------
System sales and support service
  revenues                                        $10,388,000   $4,148,000   $16,913,000   $4,865,000
                                                  -----------   ----------   -----------   ----------
Cost of sales                                       4,591,000    1,820,000     7,394,000    2,090,000
Marketing                                             599,000      414,000       856,000      457,000
System development and support services             1,782,000      904,000     3,326,000    1,635,000
General and administrative                            762,000      426,000     1,482,000      822,000
Depreciation                                           48,000       48,000        94,000       95,000
                                                  -----------   ----------   -----------   ----------
                                                    7,782,000    3,612,000    13,152,000    5,099,000
                                                  -----------   ----------   -----------   ----------
Income (loss) from operations                     $ 2,606,000   $  536,000   $ 3,761,000   $ (234,000)
                                                  ===========   ==========   ===========   ==========

   The improvement in operating results during the second quarter and first half of 2001 from the same periods in 2000 is primarily due to the increased volume of system sales and installation contracts in the current year as explained in "Results of Operations".

   ACSC's computer service revenues are derived primarily from system installation contracts which generally require an extended period of time to complete and represent significant, but nonrecurring revenue earned from a given customer. Upon completion of an installation, ACSC may continue to recognize service or maintenance revenues from the customer at a much reduced amount. Accordingly, in order to maintain its current level of revenues, ACSC would need to continue to obtain installation

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


contracts. Growth in the performance of installation contracts has greatly diminished ACSC's reliance on affiliate sales which, in prior periods, were a significant source of its revenues. The following table demonstrates ACSC's dependence on installation contracts and on sales to affiliates:


                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                     JUNE 30,                    JUNE 30,
                                              ---------------------    --------------------------
                                                 2001       2000           2001           2000
                                              ---------  ----------    -----------    -----------
Total percentage of period revenues
 attributable to installation contracts          86.3%      90.0%       81.7%           79.0%
Percentage of period revenues
  attributable to affiliate sales                 3.1%       2.6%        3.0%            9.1%

   GBCC is insolvent and its only remaining operating activity is the development, installation and maintenance of casino systems by ACSC. At June 30, 2001, GBCC and its subsidiaries had debt outstanding to HCC consisting of
(1) demand notes and accrued interest thereon totaling $9.7 million and (2) a 14.875% promissory note due 2006 and accrued interest thereon totaling $50.2 million. ACSC's operations do not generate sufficient cash flow to provide debt service on the HCC demand notes and, consequently, GBCC is currently insolvent. Additionally, semi-annual interest payments of approximately $3.5 million attributable to the 14.875% promissory note become payable commencing in August 2001. GBCC is currently negotiating with HCC to restructure its obligations and, in that connection, has entered into certain standstill agreements with HCC. Under the standstill agreements, all payments of principal and interest due from HCC during the period from March 1, 2000 through September 1, 2001 with respect to an intercompany note as detailed in Note 7 of the Notes to Consolidated Financial Statements have been deferred until October 1, 2001 in consideration of HCC's agreement not to demand payment of principal or interest
on GBCC's obligations to HCC (see (1) and (2) above).   The fair market value of
GBCC's assets is substantially less than its existing obligations to HCC. Accordingly, management anticipates that any restructuring of GBCC's obligations will result in the conveyance of all of its assets (or the proceeds from the sale of its assets) to HCC, resulting in no cash or other assets remaining available for distribution to the Company's shareholders. Any restructuring of GBCC's obligations, consensual or otherwise, will require the Company to file for protection under federal bankruptcy laws and will ultimately result in liquidation of the Company.

   The insolvency of GBCC raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

   FINANCING ACTIVITIES

   During 1994, GBCC issued the PPI Funding Notes to HCC in exchange for $38.8 million principal amount of 15.5% notes issued by another GBCC subsidiary and held by HCC. The PPI Funding Notes have a maturity value of $47.6 million. Payment of interest on the PPI Funding Notes was deferred through February 17, 2001 and would have become payable semiannually beginning on August 17, 2001. Payment of interest is currently subject to the standstill agreement described above. The unpaid principal balance of the PPI Funding Notes is due on February 17, 2006.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


   Effective as of April 1, 1997, HCC acquired from PPI Corporation the general partnership interest in the entity which held the management contract for the Aurora Casino. The acquisition price for the general partnership interest included, among other things, the assignment of a portion of the PPI Funding Notes to PPI Corporation and a new note in the original amount of $3.8 million. Principal and interest payments by HCC on the $3.8 million note approximated the general partner's share of annual partnership distributions. GBCC and HCC have entered into standstill agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through September 1, 2001 while GBCC negotiates with HCC to restructure its obligations. These deferrals do not extend the maturities or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment date of October 1, 2001.

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

   CAPITAL EXPENDITURES AND OTHER INVESTMENTS

   Property and equipment additions during the six month period ended June 30, 2001 totaled $173,000; management anticipates that capital expenditures during the remainder of 2001, consisting only of ongoing equipment replacements and enhancements at ACSC, will not be significant.

RESULTS OF OPERATIONS

   REVENUES

   System sales and support service revenues earned by ACSC increased $6.2 million (150.4%) and $12 million (247.6%) during the three and six month periods ended June 30, 2001 compared to the prior year periods. Such increases were a result of increased system installations during 2001 compared to 2000. During the first six months of 2001, ACSC was engaged in nine system installation contracts, two of which have been completed. These nine contracts accounted for approximately $9 million and $13.8 million of revenues during the second quarter and first half of 2001. By comparison, the 2000 second quarter and first half periods included revenues with respect to four system installations amounting to $3.7 million and $3.8 million, respectively. Revenues from inventory sales and from consulting and

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


other services provided to third parties also increased in the three and six month periods of 2001 to $2.6 million and $1.1million, respectively, from $575,000 and $309,000, respectively, in the comparable 2000 periods. The addition of personnel during 2000 has better positioned ACSC to service multiple contracts and provide other ancillary services.

   COST OF SALES

   ACSC's cost of sales increased by $2.8 million (152.3%) and $5.3 million (253.8%), respectively, during the three and six month periods ended June 30, 2001 compared to the same periods in 2000. The increases reflect the increased contract installations during the 2001 periods compared to 2000. Cost of sales may not fluctuate proportionately with the increase in revenues due to the mix of revenues earned (sales versus support services) as well as to differences in the profitability of system installation contracts resulting from the bidding process.

   MARKETING EXPENSES

   Marketing expenses for ACSC increased $185,000 (44.7%) and $399,000 (87.3%), respectively, during the second quarter and first half of 2001 compared to the same periods during 2000. The second quarter increases reflect additional sales volume; however, the second quarter increase has been lessened due to a change in sales commission policies, whereby the expense is now incurred ratably over the completion of the underlying installation contract.

   SYSTEM DEVELOPMENT AND SUPPORT SERVICE EXPENSES

   System development and support services increased by $878,000 (97.1%) and $1.7 million (103.4%), respectively, for the three and six month periods ended June 30, 2001 compared to the same periods in 2000. The increases result from additional personnel and equipment costs as a result of the dramatic increase in sales volume.

   GENERAL AND ADMINISTRATIVE EXPENSES

   GBCC's consolidated general and administrative expenses increased by $267,000 and $571,000, respectively, during the three and six month periods ended June 30, 2001 compared to the same periods in 2000. The 2001 three and six month increases of $336,000 and $660,000, respectively, at ACSC resulting from the expansion of its operations was partially offset by reductions in corporate expenses resulting from the curtailment of GBCC's operations other than ACSC.

   INTEREST

   Interest income increased by 9.3% and 13.9%, respectively, during the second quarter and first half of 2001 compared to the same periods in 2000 due to increases in cash available for investment purposes.

   Interest expense increased $220,000 (12.4%) and $422,000 (12.1%), respectively, during the second quarter and first half of 2001 compared to the same periods in 2000 reflecting additional amortization of discount and the accrual of interest with respect to the PPI Funding Notes.

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


   INCOME TAX PROVISION

    Due to the availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of deferred tax assets resulting from NOL's and temporary differences is more likely than not. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", GBCC has provided valuation allowances for substantially all of the deferred tax assets at June 30, 2001 and December 31, 2000. The remaining deferred tax assets represent state timing differences expected to be utilized.

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

   The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2001.


SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GREATE BAY CASINO CORPORATION



Date:        August 9, 2001                  By: /s/  John C. Hull
       -------------------------                -------------------------
                                                John C. Hull
                                                Chief Executive Officer