Form 10-Q
period 2001-09-30
GREATE BAY CASINO CORP
filed 2001-11-13
CIK 30117

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2001
                               -------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934

For the transition period from ____________________ to _________________________
Commission file number  1-6339
                       --------

                          GREATE BAY CASINO CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                       Delaware                                           75-1295630
-------------------------------------------------------     --------------------------------------
            (State or other jurisdiction of                            (I.R.S. Employer
            incorporation or organization)                            Identification No.)

        c/o Advanced Casino Systems Corporation
            200 Decadon Drive, Suite 100
            Egg Harbor Township, New Jersey                                 08234
-------------------------------------------------------     --------------------------------------
       (Address of principal executive offices)                           (Zip Code)

(Registrant's telephone number, including area code)                    (609) 441-0704
                                                            --------------------------------------

                                (Not Applicable)
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
                                              ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Class                                 Outstanding at November 13, 2001
-------------------------------------------------------     --------------------------------------
      Common Stock, $.10 par value                                   5,186,627 shares

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
-----------------------------

Introductory Notes to Consolidated Financial Statements
-------------------------------------------------------

     Current GBCC Operations -

     Greate Bay Casino Corporation, a Delaware corporation, and its subsidiaries ("GBCC" or the "Company") are engaged in the development and sale of casino-related information technology systems. In prior years, GBCC was also engaged in casino-related operations consisting of management and consulting contracts with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica County, Mississippi (the "Tunica Casino") and ownership and operation of the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). GBCC's common stock is listed on the OTC Bulletin Board Service under the trading symbol "GEAA". Approximately 35% of GBCC's outstanding stock is owned by Jack E. Pratt, Edward T. Pratt, Jr., William D. Pratt, Edward T. Pratt III and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 53% of Hollywood Casino Corporation ("HCC", a Delaware corporation), which owns the Aurora Casino and the Tunica Casino. The principal executive offices of GBCC are located at 200 Decadon Avenue, Suite 100, Egg Harbor Township, New Jersey 08234, telephone (609) 441-0704.

     GBCC is insolvent and its only remaining operating activity is the development, installation and maintenance of casino systems by its wholly owned subsidiary, Advanced Casino Systems Corporation ("ACSC"). At September 30, 2001, GBCC and its subsidiaries had debt outstanding to HCC consisting of (1) demand notes and accrued interest thereon totaling $9.9 million and (2) a 14.875% promissory note due 2006 and accrued interest thereon totaling $51.9 million. ACSC's operations do not generate sufficient cash flow to provide debt service on the HCC demand notes and, consequently, GBCC is currently insolvent. Additionally, semi-annual interest payments of approximately $3.5 million attributable to the 14.875% promissory note became payable commencing in August 2001. GBCC is currently negotiating with HCC to restructure its obligations and, in that connection, has entered into certain standstill agreements with HCC. Under the standstill agreements, all payments of principal and interest due from HCC during the period from March 1, 2000 through November 1, 2001 with respect to an intercompany note as detailed in Note 7 of the Notes to Consolidated Financial Statements have been deferred until December 1, 2001 in consideration of HCC's agreement not to demand payment of principal or interest on GBCC's obligations to HCC (see (1) and (2) above). The fair market value of GBCC's assets is substantially less than its existing obligations to HCC. Accordingly, management anticipates that any restructuring of GBCC's obligations will result in the conveyance of all of its assets (or the proceeds from the sale of its assets) to HCC, resulting in no cash or other assets remaining available for distribution to the Company's shareholders. Any restructuring of GBCC's obligations, consensual or otherwise, will require the Company to file for protection under federal bankruptcy laws and will ultimately result in liquidation of the Company.

     The insolvency of GBCC raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Subsidiary Chapter 7 Filings -

     On June 30, 2000, three inactive, wholly owned, indirect subsidiaries of GBCC filed for liquidation under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"). The subsidiaries were originally formed to acquire property and build a second casino/hotel in Atlantic City, New Jersey. These plans were subsequently abandoned; however, the companies remained in existence pending the outcome of certain litigation which was substantially resolved in 1996. The cases were closed by the Trustee in Bankruptcy in December 2000. The filings did not have a significant effect on the operations or financial position of GBCC.

     Financial Reporting -

     The consolidated financial statements as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 have been prepared by GBCC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of September 30, 2001, the results of its operations for the three and nine month periods ended September 30, 2001 and 2000 and its cash flows for the nine month periods ended September 30, 2001 and 2000.

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

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of
 Greate Bay Casino Corporation
Egg Harbor Township, New Jersey

We have reviewed the accompanying condensed consolidated balance sheet of Greate Bay Casino Corporation and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and of cash flows for the nine month periods ending September 30, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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

DELOITTE & TOUCHE LLP
Dallas, Texas
November 5, 2001

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   September 30,
                                                                       2001              December 31,
                                                                    (Unaudited)              2000
                                                                 -----------------     ---------------
Current Assets:
   Cash and cash equivalents                                     $       9,067,000     $     5,903,000
   Temporary cash investments                                              100,000             100,000
   Accounts receivable                                                   3,384,000           1,301,000
   Inventories                                                             753,000             520,000
   Costs and estimated earnings in excess of billings                    1,090,000             340,000
   Due from affiliates                                                   2,526,000           2,241,000
   Other current assets                                                    938,000             612,000
                                                                 -----------------     ---------------

     Total current assets                                               17,858,000          11,017,000
                                                                 -----------------     ---------------

Property and Equipment:
   Operating equipment                                                   1,198,000             946,000
   Less - accumulated depreciation                                        (744,000)           (610,000)
                                                                 -----------------     ---------------

     Net property and equipment                                            454,000             336,000
                                                                 -----------------     ---------------

Other Assets:
   Due from affiliates                                                           -             216,000
   Deferred income taxes                                                     2,000               1,000
                                                                 -----------------     ---------------

     Total other assets                                                      2,000             217,000
                                                                 -----------------     ---------------

                                                                 $      18,314,000     $    11,570,000
                                                                 =================     ===============

     The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                           September 30,
                                                                               2001                December 31,
                                                                            (Unaudited)                2000
                                                                        -----------------       ----------------
Current Liabilities:
   Borrowings from affiliate                                            $       5,704,000       $      5,704,000
   Accounts payable                                                             2,857,000              1,878,000
   Accrued liabilities -
     Salaries and wages                                                           832,000                305,000
     Interest                                                                   8,551,000              3,635,000
     Other                                                                         47,000                 36,000
   Unearned revenues                                                            1,559,000              2,407,000
   Other current liabilities                                                       28,000                 20,000
                                                                        -----------------       ----------------

     Total current liabilities                                                 19,578,000             13,985,000
                                                                        -----------------       ----------------

Long-Term Debt                                                                 47,603,000             46,687,000
                                                                        -----------------       ----------------

Commitments and Contingencies

Shareholders' Deficit:
   Common stock, $.10 par value per
     share; 10,000,000 shares authorized;
     5,186,627 shares issued and outstanding                                      519,000                519,000
   Additional paid-in capital                                                  75,212,000             75,212,000
   Accumulated deficit                                                       (124,598,000)          (124,833,000)
                                                                        -----------------       ----------------

     Total shareholders' deficit                                              (48,867,000)           (49,102,000)
                                                                        -----------------       ----------------

                                                                        $      18,314,000       $     11,570,000
                                                                        =================       ================

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                      September 30,
                                                                         ---------------------------------------
                                                                                2001                 2000
                                                                         -----------------     -----------------
Revenues:
   System sales and support services                                     $      10,505,000     $       4,644,000
                                                                         -----------------     -----------------

Expenses:
   Cost of sales                                                                 4,075,000             2,008,000
   Marketing                                                                       385,000               415,000
   System development and support services                                       1,912,000               924,000
   General and administrative                                                    1,085,000               619,000
   Depreciation                                                                     56,000                44,000
                                                                         -----------------     -----------------

     Total expenses                                                              7,513,000             4,010,000
                                                                         -----------------     -----------------

   Income from operations                                                        2,992,000               634,000
                                                                         -----------------     -----------------

Non-operating income (expense):
   Interest income                                                                 125,000               136,000
   Interest expense                                                             (1,933,000)           (1,851,000)
                                                                         -----------------     -----------------

     Total non-operating expense, net                                           (1,808,000)           (1,715,000)
                                                                         -----------------     -----------------

Income (loss) before income taxes                                                1,184,000            (1,081,000)
   Income tax provision                                                           (211,000)              (69,000)
                                                                         -----------------     -----------------

Net income (loss)                                                        $         973,000     $      (1,150,000)
                                                                         =================     =================

Basic and diluted net income (loss) per common share                     $             .19     $            (.22)
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

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                      September 30,
                                                                         ---------------------------------------
                                                                                2001                  2000
                                                                         -----------------     -----------------
Revenues:
   System sales and support services                                     $      27,418,000     $       9,509,000
                                                                         -----------------     -----------------

Expenses:
   Cost of sales                                                                11,469,000             4,098,000
   Marketing                                                                     1,241,000               872,000
   System development and support services                                       5,238,000             2,559,000
   General and administrative                                                    3,105,000             2,068,000
   Depreciation                                                                    150,000               139,000
                                                                         -----------------     -----------------

     Total expenses                                                             21,203,000             9,736,000
                                                                         -----------------     -----------------

   Income (loss) from operations                                                 6,215,000              (227,000)
                                                                         -----------------     -----------------

Non-operating income (expense):
   Interest income                                                                 412,000               388,000
   Interest expense                                                             (5,833,000)           (5,329,000)
                                                                         -----------------     -----------------

     Total non-operating expense, net                                           (5,421,000)           (4,941,000)
                                                                         -----------------     -----------------

Income (loss) before income taxes                                                  794,000            (5,168,000)
   Income tax provision                                                           (559,000)              (52,000)
                                                                         -----------------     -----------------

Net income (loss)                                                        $         235,000     $      (5,220,000)
                                                                         =================     =================

Basic and diluted net income (loss) per common share                     $             .05     $           (1.01)
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

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                         ---------------------------------------
                                                                                2001                  2000
                                                                         -----------------     -----------------

OPERATING ACTIVITIES:
   Net income (loss)                                                     $         235,000     $      (5,220,000)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization, including
       accretion of debt discount                                                1,066,000             4,762,000
     Provision for doubtful accounts                                                     -                 5,000
     Deferred income tax benefit                                                   (50,000)              (14,000)
     Increase in accounts receivable                                            (2,083,000)             (507,000)
     Increase in accounts payable and
       other accrued liabilities                                                 6,433,000             1,663,000
     Net change in other current assets and liabilities                         (2,187,000)              882,000
     Net change in other noncurrent assets                                          18,000                     -
                                                                         -----------------     -----------------

     Net cash provided by operating activities                                   3,432,000             1,571,000
                                                                         -----------------     -----------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                            (268,000)             (108,000)
   Collections on notes receivable                                                       -               140,000
                                                                         -----------------     -----------------

     Net cash (used in) provided by investing activities                          (268,000)               32,000
                                                                         -----------------     -----------------

     Net increase in cash and cash equivalents                                   3,164,000             1,603,000
     Cash and cash equivalents at beginning of period                            5,903,000             4,801,000
                                                                         -----------------     -----------------

     Cash and cash equivalents at end of period                          $       9,067,000     $       6,404,000
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

     Approximately 35% of GBCC's outstanding stock is owned by Jack E. Pratt, Edward T. Pratt, Jr., William D. Pratt, Edward T. Pratt III and by certain general partnerships and trusts controlled by the Pratts and by other family members (collectively, the "Pratt Family"). The Pratt Family also owns approximately 53% of Hollywood Casino Corporation ("HCC"), which owns the Aurora Casino and the Tunica Casino.

     Current GBCC Operations -

     GBCC is insolvent and its only remaining operating subsidiary is ACSC. At September 30, 2001, GBCC and its subsidiaries had debt outstanding to HCC consisting of (1) demand notes and accrued interest thereon totaling $9,935,000 and (2) a 14.875% promissory note due 2006 and accrued interest thereon totaling $51,923,000. ACSC's operations do not generate sufficient cash flow to provide debt service on the HCC demand notes and, consequently, GBCC is currently insolvent. Additionally, semi-annual interest payments of $3,540,000 attributable to the 14.875% promissory note became payable commencing in August 2001. GBCC is currently negotiating with HCC to restructure its obligations and, in that connection, has entered into certain standstill agreements with HCC. Under the standstill agreements, all payments of principal and interest due from HCC during the period from March 1, 2000 through November 1, 2001 with respect to an intercompany note as detailed in Note 7 have been deferred until December 1, 2001 in consideration of HCC's agreement not to demand payment of principal or interest on GBCC's obligations to HCC (see (1) and (2) above). The fair market value of GBCC's assets is substantially less than its existing obligations to HCC. Accordingly, management anticipates that any restructuring of GBCC's obligations will result in the conveyance of all of its assets (or the proceeds from the sale of its assets) to HCC, resulting in no cash or other assets remaining available for distribution to the Company's shareholders. Any restructuring of GBCC's obligations, consensual or otherwise, will require the Company to file for protection under federal bankruptcy laws and will ultimately result in liquidation of the Company.

     The insolvency of GBCC raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


     Subsidiary Chapter 7 Filings -

     On June 30, 2000, three inactive, wholly owned, indirect subsidiaries of GBCC filed for liquidation under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"). The subsidiaries were originally formed to acquire property and build a second casino/hotel in Atlantic City, New Jersey. These plans were subsequently abandoned; however, the companies remained in existence pending the outcome of certain litigation which was substantially resolved in 1996. The cases were closed by the Trustee in Bankruptcy in December 2000. The filings did not have a significant effect on the operations or financial position of GBCC.

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

     The Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") in August 2001 and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in October 2001. SFAS 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 144 supercedes earlier guidance with respect to such accounting and is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 143 and SFAS 144 to have a material effect on its consolidated financial statements.

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

     The consolidated financial statements as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 have been prepared by GBCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


normal recurring adjustments) necessary to present fairly the consolidated financial position of GBCC as of September 30, 2001, the results of its operations for the three and nine month periods ended September 30, 2001 and 2000 and its cash flows for the nine month periods ended September 30, 2001 and 2000.


(2)  Earnings per common share

     Basic earnings per common share is calculated by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated for any period in which income from continuing operations was earned by dividing the components of net income
(loss) by the weighted average number of shares of common stock and potential common shares outstanding. For each of the three and nine month periods ended September 30, 2001 and 2000, there were no potential common shares outstanding and basic and diluted earnings per share were the same. The weighted average number of shares of common stock used in the calculation of both basic and diluted earnings per share was 5,186,627 for each of the three and nine month periods ended September 30, 2001 and 2000.

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

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


(4)  Borrowings from Affiliate

     GBCC and its subsidiaries had outstanding affiliate borrowings from HCC of $5,704,000 at both September 30, 2001 and December 31, 2000. During 1996, GBCC borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13.75% per annum payable quarterly commencing October 1, 1996. In addition, a $250,000 loan from HCC with interest at the rate of 14% per annum payable semiannually was due on April 1, 1998 and remains outstanding. These borrowings from HCC are currently subject to a standstill agreement (see Notes 1 and 7) while GBCC continues negotiations with HCC to restructure its obligations. During October 2000, GBCC paid $900,000 of the outstanding principal balance and entered into an agreement to offset an additional $146,000 of principal against other receivables due from HCC while negotiations to restructure the debt continued.

(5)  Long-Term Debt and Pledge of Assets

     Long-term debt consists of the following:

                                                               September 30,         December 31,
                                                                    2001                 2000
                                                             -----------------     -----------------
         14.875% promissory note, due 2006, net of
           discount of $916,000 at December 31, 2000         $      47,603,000     $      46,687,000

         Less - current maturities                                           -                     -
                                                             -----------------     -----------------

         Total long-term debt                                $      47,603,000     $      46,687,000
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

     No interest was paid during either of the nine month periods ended September 30, 2001 or 2000.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


(6)  Income Taxes

     GBCC's provision for income taxes consists of the following:

                                                 Three Months Ended                    Nine Months Ended
                                                   September  30,                        September 30,
                                        -----------------------------------     ------------------------------
                                               2001              2000               2001               2000
                                        ---------------     ---------------     -------------    -------------
Federal income tax (provision) benefit:
   Current                              $             -     $             -     $           -    $           -
   Deferred                                  (2,083,000)           (388,000)       (1,954,000)       1,036,000
State income tax (provision) benefit:
   Current                                     (239,000)            (80,000)         (609,000)         (66,000)
   Deferred                                      28,000              11,000            50,000           14,000
Valuation allowance                           2,083,000             388,000         1,954,000       (1,036,000)
                                        ---------------     ---------------     -------------    -------------

                                        $      (211,000)    $       (69,000)    $    (559,000)   $     (52,000)
                                        ===============     ===============     =============    =============

     GBCC paid no federal income taxes during either of the nine month periods ended September 30, 2001 or 2000. GBCC paid state income taxes of $727,000 and $1,000, respectively, during the nine month periods ended September 30, 2001 and 2000.

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

     As of September 30, 2001, GBCC and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $13,000,000 for federal income tax purposes, none of which begin to expire until the year 2018. Additionally, GBCC and its subsidiaries have alternative minimum tax and other tax credits available totaling approximately $29,000 and $414,000, respectively. Alternative minimum tax credits do not expire and the other tax credits expire in 2001. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), requires that the tax benefit of such NOL's, credit carryforwards and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of such asset is more likely than not, a valuation allowance should be recorded. Due to uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of such asset is more likely than not and, thus, has provided valuation allowances for substantially all of the deferred tax assets for all periods presented. The remaining deferred tax assets represent state timing differences expected to be utilized.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


     GBCC was included in the consolidated federal income tax returns of HCC until HCC distributed the stock of GBCC it owned to its shareholders on December 31, 1996. The Internal Revenue Service has been examining the consolidated federal income tax returns of HCC for the years 1993 through 1996 during which period GBCC was included and the consolidated federal income tax returns of GBCC for the years 1997 and 1998. Such examinations are substantially complete and have resulted in adjustments to GBCC's consolidated NOL's and deferred tax assets. The Company anticipates no additional tax obligations.

(7)  Transactions with Related Parties

     In April 1997, HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount ($7,597,000 discounted value) of PPI Funding Notes (see Note 5) and $350,000 of accrued interest due from GBCC to PPI Corporation in exchange for the general partnership interest in the entity that held the management contract for the Aurora Casino. The $3,800,000 note agreement, as amended in October 1999, provides for monthly installments of $83,000 including interest and additional quarterly principal payments of $21,000 beginning January 1, 2000. GBCC, PPI Corporation and HCC have entered into agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through November 1, 2001 in consideration of HCC's agreement not to demand payment on the short-term borrowings described in Note 4 and interest on the PPI Funding Notes described in Note 5. These deferrals do not extend the maturities or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment date of December 1, 2001. The outstanding note receivable balance at both September 30, 2001 and December 31, 2000 is $1,893,000, all of which is included in current amounts due from affiliates on the accompanying consolidated balance sheet at September 30, 2001. At December 31, 2000, $198,000 of the outstanding balance was included in noncurrent due from affiliates on the accompanying consolidated balance sheet. Interest income on the note from HCC amounted to $66,000 during each of the three month periods ended September 30, 2001 and 2000 and $198,000 and $199,000, respectively, during the nine month periods ended September 30, 2001 and 2000. Accrued interest receivable of $441,000 and $243,000, respectively, is included in amounts due from affiliates on the accompanying consolidated balance sheets at September 30, 2001 and December 31, 2000.

     Interest expense with respect to borrowings from HCC is set forth below:

                           Three Months Ended September 30,      Nine Months Ended September 30,
                           -------------------------------       -------------------------------
                                2001              2000               2001               2000
                           -------------     -------------       ------------       ------------
PPI Funding Notes
  (Note 5)                 $   1,770,000     $   1,614,000       $  5,236,000       $  4,623,000
Short-term borrowings
  (Note 4)                       198,000           237,000            595,000            706,000

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


     Accretion of interest on the PPI Funding Notes for periods prior to February 17, 2001 is included in the outstanding note payable balance. Interest accrued on short-term borrowings from HCC and on the PPI Funding Notes for periods subsequent to February 17, 2001 amounted to $8,551,000 and $3,635,000, respectively, at September 30, 2001 and December 31, 2000.

(8)  Litigation

     Subsidiary Chapter 7 Filings -

     On June 30, 2000, three inactive, wholly owned, indirect subsidiaries of GBCC filed for liquidation under Chapter 7 of the United States Bankruptcy Code in the Delaware Bankruptcy Court. The subsidiaries were originally formed to acquire property and build a second casino/hotel in Atlantic City, New Jersey. These plans were subsequently abandoned; however, the companies remained in existence pending the outcome of certain litigation which was substantially resolved in 1996. The cases were closed by the Trustee in Bankruptcy in December 2000. The filings did not have a significant effect on the operations or financial position of GBCC.

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

                                           Three Months Ended                  Nine Months Ended
                                              September 30,                      September 30,
                                  ---------------------------------     ------------------------------
                                         2001              2000             2001              2000
                                  ----------------    -------------     -------------    -------------
Total percentage of period
  revenues attributable to
  installation contracts                77.9%              55.6%            80.3%            67.6%
Percentage of period revenues
  attributable to
  affiliate sales                        5.4%              27.0%             3.9%            17.9%

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

LIQUIDITY AND CAPITAL RESOURCES

     Operating Activities

     GBCC's current business activity consists solely of the operations of ACSC. ACSC licenses casino information technology systems to HCC's casino facilities and non-affiliated casino companies. The results of ACSC's operations for the three and nine month periods ended September 30, 2001 and 2000 are set forth below:

                                                     Three Months Ended                 Nine Months Ended
                                                        September 30,                    September 30,
                                               ------------------------------     ------------------------------
                                                   2001              2000             2001              2000
                                               -------------    -------------     --------------  --------------
System sales and support service
  revenues                                     $  10,505,000    $   4,644,000     $   27,418,000  $    9,509,000
                                               -------------    -------------     --------------  --------------

Cost of sales                                      4,075,000        2,008,000         11,469,000       4,098,000
Marketing                                            385,000          415,000          1,241,000         872,000
System development and support services            1,912,000          924,000          5,238,000       2,559,000
General and administrative                           808,000          493,000          2,290,000       1,315,000
Depreciation                                          56,000           44,000            150,000         139,000
                                               -------------    -------------     --------------  --------------

                                                   7,236,000        3,884,000         20,388,000       8,983,000
                                               -------------    -------------     --------------  --------------

Income from operations                         $   3,269,000    $     760,000     $    7,030,000  $      526,000
                                               =============    =============     ==============  ==============

     The improvement in operating results during the third quarter and first nine months of 2001 from the same periods in 2000 is primarily due to the increased volume of system sales and installation contracts in the current year as explained in "Results of Operations".

     ACSC's computer service revenues are derived primarily from system installation contracts which generally require an extended period of time to complete and represent significant, but nonrecurring revenue earned from a given customer. Upon completion of an installation, ACSC may continue to recognize service or maintenance revenues from the customer at a much reduced amount. Accordingly, in order to maintain its current level of revenues, ACSC would need to continue to obtain installation

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


contracts. Growth in installation contracts has greatly diminished ACSC's reliance on affiliate sales which, in prior periods, were a significant source of its revenues. The following table demonstrates ACSC's dependence on installation contracts and on sales to affiliates:

                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                                -----------------------------     ------------------------------
                                                   2001              2000              2001             2000
                                                ------------    -------------     -------------    -------------
Total percentage of period revenues
  attributable to installation contracts            77.9%            55.6%            80.3%            67.6%
Percentage of period revenues
  attributable to affiliate sales                    5.4%            27.0%             3.9%            17.9%

     GBCC is insolvent and its only remaining operating activity is the development, installation and maintenance of casino systems by ACSC. At September 30, 2001, GBCC and its subsidiaries had debt outstanding to HCC consisting of (1) demand notes and accrued interest thereon totaling $9.9 million and (2) a 14.875% promissory note due 2006 and accrued interest thereon totaling $51.9 million. ACSC's operations do not generate sufficient cash flow to provide debt service on the HCC demand notes and, consequently, GBCC is currently insolvent. Additionally, semi-annual interest payments of approximately $3.5 million attributable to the 14.875% promissory note became payable commencing in August 2001. GBCC is currently negotiating with HCC to restructure its obligations and, in that connection, has entered into certain standstill agreements with HCC. Under the standstill agreements, all payments of principal and interest due from HCC during the period from March 1, 2000 through November 1, 2001 with respect to an intercompany note as detailed in Note 7 of the Notes to Consolidated Financial Statements have been deferred until December 1, 2001 in consideration of HCC's agreement not to demand payment of principal or interest on GBCC's obligations to HCC (see (1) and (2) above). The fair market value of GBCC's assets is substantially less than its existing obligations to HCC. Accordingly, management anticipates that any restructuring of GBCC's obligations will result in the conveyance of all of its assets (or the proceeds from the sale of its assets) to HCC, resulting in no cash or other assets remaining available for distribution to the Company's shareholders. Any restructuring of GBCC's obligations, consensual or otherwise, will require the Company to file for protection under federal bankruptcy laws and will ultimately result in liquidation of the Company.

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

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

     Effective as of April 1, 1997, HCC acquired from PPI Corporation the general partnership interest in the entity which held the management contract for the Aurora Casino. The acquisition price for the general partnership interest included, among other things, the assignment of a portion of the PPI Funding Notes to PPI Corporation and a new note in the original amount of $3.8 million. Principal and interest payments by HCC on the $3.8 million note approximated the general partner's share of annual partnership distributions. GBCC and HCC have entered into standstill agreements to defer all payments of principal and interest on the note otherwise due during the period from March 1, 2000 through November 1, 2001 while GBCC negotiates with HCC to restructure its obligations. These deferrals do not extend the maturities or represent a forgiveness of either principal or interest as all past due amounts, if not otherwise restructured, will become due and payable on the extended payment date of December 1, 2001.

     The demand notes consist primarily of loans in the original amount of $6.5 million borrowed from HCC during the third quarter of 1996. Such borrowings accrue interest at the rate of 13.75% per annum payable quarterly commencing October 1, 1996. Although payment is on a demand basis, HCC has agreed not to do so as part of the standstill agreements described in the previous paragraph. During October 2000, GBCC paid $900,000 of the outstanding principal balance of the demand notes to HCC and entered into an agreement to offset an additional $146,000 of principal against other receivables due from HCC while negotiations to restructure GBCC's debt continued.

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

     Capital Expenditures and Other Investments

     Property and equipment additions during the nine month period ended September 30, 2001 totaled $268,000; management anticipates that capital expenditures during the remainder of 2001, consisting only of ongoing equipment replacements and enhancements at ACSC, will not be significant.

RESULTS OF OPERATIONS

     Revenues

     System sales and support service revenues earned by ACSC increased $5.9 million (126.2%) and $17.9 million (188.2%) during the three and nine month periods ended September 30, 2001 compared to the prior year periods. Such increases were a result of increased system installations during 2001 compared to 2000. During the first nine months of 2001, ACSC was engaged in thirteen system installation contracts, eight of which have been completed. These thirteen contracts accounted for approximately $8.3 million and $22.1 million, respectively, of revenues during the third quarter and first nine months of 2001. By comparison, the 2000 third quarter and first nine month periods included revenues with respect to five system installations amounting to $3.7 million and $7.5 million,

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

respectively. Revenues from inventory sales and from consulting and other services provided to third parties also increased in the three and nine month periods of 2001 to $1.7 million and $4.3 million, respectively, from $808,000 and $1.4 million, respectively, in the comparable 2000 periods. The addition of personnel during 2000 has better positioned ACSC to service multiple contracts and provide other ancillary services.

     Cost of Sales

     ACSC's cost of sales increased by $2.1 million (102.9%) and $7.4 million (179.9%), respectively, during the three and nine month periods ended September 30, 2001 compared to the same periods in 2000. The increases reflect the increased contract installations during the 2001 periods compared to 2000. Cost of sales may not fluctuate proportionately with the increase in revenues due to the mix of revenues earned (sales versus support services) as well as to differences in the profitability of system installation contracts resulting from the bidding process.

     Marketing Expenses

     Marketing expenses for ACSC decreased $30,000 (7.2%) during the third quarter of 2001 compared to the same period in 2000, reducing the nine month increase to $369,000 (42.3%). The third quarter decrease reflects a change in sales commission policies, whereby the expense is now incurred ratably over the completion of the underlying installation contract.

     System Development and Support Service Expenses

     System development and support services increased by $988,000 (106.9%) and $2.7 million (104.7%), respectively, for the three and nine month periods ended September 30, 2001 compared to the same periods in 2000. The increases result from additional personnel and equipment costs as a result of the dramatic increase in sales volume.

     General and Administrative Expenses

     GBCC's consolidated general and administrative expenses increased by $466,000 and $1 million, respectively, during the three and nine month periods ended September 30, 2001 compared to the same periods in 2000. The 2001 three and nine month increases of $315,000 and $975,000, respectively, at ACSC were a result of expanded operations. The remaining increase in general and administrative expenses for the three month period ended September 30, 2001 reflects a credit in the amount of $145,000 received by GBCC during the third quarter of 2000 with respect to legal and other fees incurred.

     Interest

     Interest income decreased by 8.1% during the third quarter of 2001 compared to the same period in 2000 due to lower interest rates. Interest income increased by 6.2% for the nine month period ended September 30, 2001 compared to the same period in 2000 reflecting additional cash available for investment purposes.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

     Interest expense increased $82,000 (4.4%) and $504,000 (9.5%), respectively, during the third quarter and first nine months of 2001 compared to the same periods in 2000 reflecting additional amortization of discount and the accrual of interest with respect to the PPI Funding Notes. Such increases were partially offset by the reduction of interest expense on certain demand notes owed to HCC for which a principal payment was made in October 2000.

     Income Tax Provision

     Due to the availability of NOL's originating in prior years and uncertainties regarding GBCC's ability to continue as a going concern, management is unable to determine that realization of deferred tax assets resulting from NOL's and temporary differences is more likely than not. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", GBCC has provided valuation allowances for substantially all of the deferred tax assets at September 30, 2001 and December 31, 2000. The remaining deferred tax assets represent state timing differences expected to be utilized.

     GBCC was included in the consolidated federal income tax returns of HCC until HCC distributed the stock of GBCC it owned to its shareholders on December 31, 1996. The Internal Revenue Service has been examining the consolidated federal income tax returns of HCC for the years 1993 through 1996 during which period GBCC was included and the consolidated federal income tax returns of GBCC for the years 1997 and 1998. Such examinations are substantially complete and have resulted in adjustments to GBCC's consolidated NOL's and deferred tax assets. The Company anticipates no additional tax obligations.

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

PART II:  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

     Subsidiary Chapter 7 Filings

     On June 30, 2000, three inactive, wholly owned, indirect subsidiaries of GBCC filed for liquidation under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"). The subsidiaries were originally formed to acquire property and build a second casino/hotel in Atlantic City, New Jersey. These plans were subsequently abandoned; however, the companies remained in existence pending the outcome of certain litigation which was substantially resolved in 1996. The cases were closed by the Trustee in Bankruptcy in December 2000. The filings did not have a significant effect on the operations or financial position of GBCC.

Item 6.(a). - Exhibits

10.1 Second Amendment to Employment Agreement dated as of September 20, 2001 among Advanced Casino Systems Corporation and Lawrence C. Cole.

Item 6.(b). - Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   GREATE BAY CASINO CORPORATION



Date:   November 13, 2001                          By: /s/ John C. Hull
     ----------------------                             ------------------------
                                                            John C. Hull
                                                         Chief Executive Officer
                                       22