Form 10-K
period 2001-12-31
GREATE BAY CASINO CORP
filed 2002-04-15
CIK 30117

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  December 31, 2001
                           -----------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number             1-6339
                       -----------------------------

                          GREATE BAY CASINO CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                     75-1295630
-----------------------------------------------       --------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

                  Two Galleria Tower
              13455 Noel Road, Suite 2200
                     Dallas, Texas                              75240
-----------------------------------------------       --------------------------
    (Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code):     (972) 392-7777
                                                      --------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock,
               par value $.10 per share
-----------------------------------------   ------------------------------------
                  Title of each class       Name of exchange on which registered

        Securities registered pursuant to Section 12(g) of the Act: None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                             ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of such stock on April 10, 2002, was $111,745. For the purposes of this computation, all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officer, directors and beneficial owners are, in fact, affiliates of the registrant. As of April 10, 2002, 5,186,627 shares of Common Stock, $.10 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the following documents are incorporated by reference into the indicated part or parts of this report.

                                      None

                                     PART I

ITEM 1.  BUSINESS

General
-------

       Greate Bay Casino Corporation, a Delaware corporation, and its subsidiaries ("Greate Bay" or the "Company") were, prior to March 19, 2002, engaged in the development and sale of casino-related information technology systems. In prior years, Greate Bay was also engaged in casino-related operations consisting of management and consulting contracts with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica County, Mississippi (the "Tunica Casino") and ownership and operation of the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). Greate Bay's common stock is listed on the OTC Bulletin Board Service under the trading symbol "GEAA". Approximately 35% of Greate Bay's outstanding stock is owned by Jack E. Pratt, Edward T. Pratt, Jr., William D. Pratt, Edward T. Pratt III and by certain general partnerships and trusts controlled by the Pratts and by other family members who own approximately 53% of Hollywood Casino Corporation ("HCC", a Delaware corporation). HCC owns the Aurora Casino and the Tunica Casino. The principal executive offices of Greate Bay are located at Two Galleria Tower, 13455 Noel Road, Suite 2200, Dallas, Texas 75240, telephone (972) 392-7777.

       During 2001, Greate Bay `s only operating activity was the development, installation and maintenance of casino systems by its wholly owned subsidiary, Advanced Casino Systems Corporation ("ACSC"). At December 31, 2001, Greate Bay and its subsidiaries had debt outstanding to HCC consisting of (1) demand notes and accrued interest thereon totaling $10.1 million and (2) a 14.875% secured promissory note due 2006 plus accrued interest thereon in the amount of $49.2 million. ACSC's operations did not generated sufficient cash flow to provide debt service on the HCC demand notes and, consequently, Greate Bay was and remains insolvent. Additionally, semi-annual interest payments of approximately $3.5 million attributable to the 14.875% secured promissory note became payable commencing in August 2001.

       On December 28, 2001, Greate Bay and three of its wholly owned subsidiaries, PPI Corporation, PPI Funding Corp. and PCPI Funding Corp. (collectively, the "Debtors"), filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Delaware Bankruptcy Court. ACSC was not included in the bankruptcy filings and continued to conduct business as usual until sold in March 2002.

       Concurrent with the bankruptcy filing, the Debtors filed a joint disclosure statement and a joint Chapter 11 Plan (the "Plan") which provided for the pre-confirmation sale of ACSC by Greate Bay. The Plan further provides that the proceeds from the sale and any residual cash, after payment in full of normal trade obligations and administrative claims, are to be distributed to HWCC - Holdings, Inc. ("HWCC", a wholly owned subsidiary of HCC), Greate Bay's sole major third party creditor, in settlement of outstanding obligations. Since the aggregate amount of the sale proceeds and residual cash is substantially less than its existing obligations to HWCC, there will be no cash or other assets remaining available for distribution to the Company's shareholders. The sale of ACSC was approved by the Delaware Bankruptcy Court on March 6, 2002 and completed on March 19, 2002.

       Although the Company believes that HWCC is its only creditor (except for minor trade obligations which will be paid in full under the Plan), two alleged creditors have filed claims in the Company's bankruptcy proceeding. Las Vegas Sands, Inc. ("LVSI") has filed a claim in the amount of $20.1 million alleging breach of contract of a license agreement dated May 19, 1987 concerning the licensing of the "Sands" name and trademark with respect to a property previously operated by a subsidiary of the Company in San Juan, Puerto Rico which was sold in 1997. LVSI has also filed an objection to the HWCC claims. William D. Pratt, Jr. ("Pratt") has filed a claim in the amount of $3 million purporting to represent amounts owing for "services performed" and "wages, salaries and commissions".

       The Company believes the LVSI and Pratt claims are without merit and, accordingly, has filed objections to both claims requesting that the Bankruptcy Court disallow such claims in full. A hearing in the Bankruptcy Court has been scheduled for May 2, 2002 to consider (1) the Company's objections to the foregoing claims, (2) LVSI's objections to the HWCC claims and (3) confirmation of the Plan.

       Subsidiary Chapter 7 Filings -

       On June 30, 2000, three inactive, wholly owned, indirect subsidiaries of Greate Bay filed for liquidation under Chapter 7 of the Bankruptcy Code in the Delaware Bankruptcy Court. The subsidiaries were originally formed to acquire property and build a second casino/hotel in Atlantic City, New Jersey. These plans were subsequently abandoned; however, the companies remained in existence pending the outcome of certain litigation which was substantially resolved in 1996. The cases were closed by the Trustee in bankruptcy in December 2000 with final liquidation orders received from the Delaware Bankruptcy Court in November 2001. The filings did not have a significant effect on the operations or financial position of Greate Bay.

Advanced Casino Systems Corporation
-----------------------------------

       As previously discussed, ACSC was sold by Greate Bay on March 19, 2002. ACSC's computer services and information technology included table game and slot machine monitoring systems which enabled casinos to track and rate patron play through the use of a casino player's card. These systems provided casino management with the key characteristics of patron play as slot machines were connected with, and information with respect to table games could be input into its data base monitoring system. When patrons used the casino player's card at slot machines or table games, the information was immediately available to casino management, allowing them to implement marketing programs to recognize and reward patrons during their visits to the casino. Certain of these marketing programs allowed patrons to automatically credit themselves with complimentaries based on their levels of play. Such promotions and complimentaries included free meals, hotel accommodations, retail merchandise, parking and sweepstakes giveaways based on slot machine patrons' gross wagering. ACSC's systems also allowed casino management to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs.

       ACSC provided its systems to the Sands, the Aurora Casino, the Tunica Casino and the Shreveport Casino. In 1997, ACSC began marketing its casino information technology systems, previously restricted to use by its affiliates, to unaffiliated gaming companies. Prior to its sale by Greate Bay, ACSC completed system installations or was in the process of installing such systems in twenty unaffiliated casinos and was negotiating to obtain additional contracts.

       ACSC's computer service revenues were derived primarily from system installation contracts and from sales to affiliates. System installation contracts generally required an extended period of time to complete and represented significant, but nonrecurring revenue earned from a given customer. Upon completion of an installation, ACSC would continue to recognize service or maintenance revenues from the customer at a much reduced amount. Accordingly, in order to maintain its level of revenues, ACSC had to continue to obtain installation contracts. For the years ended December 31, 2001, 2000 and 1999, respectively, installation contracts accounted for approximately 75.6%, 60.9% and 61.3% of ACSC's revenues and affiliate sales accounted for approximately 4.7%, 22.9% and 22.8% of ACSC's revenues.

Competition
-----------

       ACSC competed with other providers of casino software in marketing its casino information technology systems. Due to the limited number of customers in the gaming industry, competition was intense. There were three significant competitors to ACSC which had greater resources for both marketing and implementation.

Regulation
----------

       General -

       Because the casino industry is highly regulated at the state level, ACSC was required to be licensed in order to provide services to casino operators in most jurisdictions. Generally, licensing required that ACSC and its officers, including officers of Greate Bay, be investigated and found suitable by state authorities. In addition, ACSC was required to meet periodic reporting requirements and provide other information to state authorities as requested. The suspension or revocation of a license could have materially impacted ACSC's ability to carry on its business activities.

       Nevada -

       The manufacture and distribution in Nevada of gaming devices, cashless wagering systems, and computer software used in such devices and systems are subject to the Nevada Gaming Control Act and the related regulations and various local regulations. ACSC's manufacturing and distributing businesses were subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and various local regulatory authorities.

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

       Any change in such laws, regulations and procedures could have had an adverse effect on ACSC's operations.

       ACSC was required to be licensed by the Nevada gaming authorities as a manufacturer and distributor. Greate Bay was registered by the Nevada Commission as a publicly traded corporation and, as such, it was required periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information which the Nevada Commission might have required. No person could have become a stockholder of, or received any percentage of profits from, ACSC without first obtaining licenses and approvals from the Nevada gaming authorities. The Company and ACSC obtained from the Nevada gaming authorities the various registrations, approvals, permits and licenses required in order to engage in manufacturing and distributing activities in Nevada.

       The Nevada gaming authorities could have investigated any individual who had a material relationship to, or material involvement with, the Company or ACSC in order to determine whether such individual was suitable or should have been licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of ACSC had to file applications with the Nevada gaming authorities and were required to be licensed or found suitable by the Nevada gaming authorities. Officers, directors and key employees of the Company who were actively and directly involved in the manufacturing or distributing activities of ACSC were required to be licensed or found suitable by the Nevada gaming authorities. The Nevada gaming authorities could have denied any application for licensing for any cause which they deemed reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all costs of the investigation. Changes in licensed positions must be reported to the Nevada gaming authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada gaming authorities have jurisdiction to disapprove a change in corporate position.

       If the Nevada gaming authorities were to have found an officer, director or key employee unsuitable for licensure or unsuitable to continue having a relationship with the Company or ACSC, the companies involved would have had to sever all relationships with such person. In addition, the Nevada Commission might have required the Company or ACSC to terminate the employment of any person who refused to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

       The Company and ACSC were required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by ACSC were required to be reported to, or approved by, the Nevada Commission.

       If it had been determined that the Nevada gaming laws were violated by ACSC, the licenses it held could have been limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, ACSC, the Company, and the persons involved could have been subject to substantial fines for each separate violation of the Nevada gaming laws at the discretion of the Nevada Commission. Limitation, conditioning or suspension of any license could (and revocation of any license would) have materially adversely affected ACSC's manufacturing and distributing operations in the State of Nevada.

       Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, might have been required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission had reason to believe that such ownership would otherwise have been inconsistent with the declared policies of the State of Nevada. The applicant would have had to pay all costs of investigation incurred by the Nevada gaming authorities in conducting any such investigation.

       The Nevada gaming laws require any person who acquired more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada gaming laws require that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mailed the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada gaming laws, which acquired more than 10%, but not more than 15%, of the Company's voting securities might have applied to the Nevada Commission for a waiver of such finding of suitability if such institutional investor held the voting securities for investment purposes only. An institutional investor was not deemed to hold voting securities for investment purposes unless the voting securities were acquired and were held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission found to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which were not deemed to be inconsistent with holding voting securities for investment purposes only include:

       1.    voting on all matters voted on by stockholders;

       2. making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and

       3. such other activities as the Nevada Commission may determine to be consistent with such investment.

       If the beneficial holder of voting securities who was required to be found suitable was a corporation, partnership, limited partnership, limited liability company or trust, it was required to submit detailed business and financial information including a list of beneficial owners. The applicant was required to pay all costs of investigation.

       Any person who failed or refused to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, might have been found unsuitable. The same restrictions applied to a record owner if the record owner, after request, failed to identify the beneficial owner. Any stockholder found unsuitable and who held, directly or indirectly, any beneficial ownership of the voting securities of a registered publicly traded corporation beyond such period of time as might have been prescribed by the Nevada Commission might have been found guilty of a criminal offense. The Company was subject to disciplinary action if, after it received notice that a person was unsuitable to be a stockholder or to have any other relationship with the Company or ACSC, the
Company:

       1. paid the person any dividend or interest upon voting securities of the Company;

       2. allowed that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

       3. paid remuneration in any form to that person for services rendered or otherwise; or

       4. failed to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

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

       The Company was required to maintain a current stock ledger in Nevada which could be examined by the Nevada gaming authorities at any time. If any securities were held in trust by an agent or by a nominee, the record holder could be required to disclose the identity of the beneficial owner to the Nevada gaming authorities. A failure to make such disclosure could be grounds for finding the record holder unsuitable. The Company was also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission had the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada gaming laws.

       The Company could not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom were intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred from such purposes. Such approval, if given, did not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary was unlawful.

       Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtained control, could not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a registered publicly traded corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of a registered publicly traded corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

       The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and registered publicly traded corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effect of these business practices upon Nevada's gaming industry and to further Nevada's policy to:

       1. assure the financial stability of corporate gaming operators and their affiliates;

       2. preserve the beneficial aspects of conducting business in the corporate form; and

       3. promote a neutral environment for the orderly governance of corporate affairs.

       Approvals were, in certain circumstances, required from the Nevada Commission before the Company could make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management could be consummated. The Nevada gaming laws also required prior approval of a plan of recapitalization proposed by the Company's board of directors in response to a tender offer made directly to the registered publicly traded corporation's stockholders for the purposes of acquiring control of the registered publicly traded corporation.

       Nevada licensees such as ACSC that held licenses as a manufacturer and distributor were required to pay annual license renewal fees to the State of Nevada.

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

Employees
---------

       At December 31, 2001, Greate Bay had approximately 110 employees, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good. After the sale of ACSC in March 2002, Greate Bay had only one remaining employee.

ITEM 2.  PROPERTIES

       ACSC leased approximately 18,000 square feet of office space for its operating and administrative needs including two offices in New Jersey and one in California. The office leases will expire at various dates through October 31, 2003. ACSC was sold in March 2002 and Greate Bay has no obligation under these lease agreements.

ITEM 3.  LEGAL PROCEEDINGS

       On December 28, 2001, the Debtors filed voluntary petitions for protection under the Bankruptcy Code in the Delaware Bankruptcy Court. Each of the Debtors continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Delaware Bankruptcy Court. ACSC was not included in the bankruptcy filings and continued to conduct business as usual until sold in March 2002.

     Concurrent with the bankruptcy filing, the Debtors filed the Plan, which provided for the pre-confirmation sale of ACSC by Greate Bay. The Plan further provides that proceeds from the sale and any residual cash, after payment in full of normal trade obligations and administrative claims, are to be distributed to HWCC, Greate Bay's sole major third party creditor, in settlement of outstanding obligations. Since the aggregate amount of the sale proceeds and residual cash is substantially less than its existing obligations to HWCC, there will be no cash or other assets remaining available for distribution to the Company's shareholders. The sale of ACSC was approved by the Delaware Bankruptcy Court on March 6, 2002 and completed on March 19, 2002.

       Although the Company believes that HWCC is its only creditor (except for minor trade obligations which will be paid in full under the Plan), two alleged creditors have filed claims in the Company's bankruptcy proceeding. LVSI has filed a claim in the amount of $20.1 million alleging breach of contract of a license agreement dated May 19, 1987 concerning the licensing of the "Sands" name and trademark with respect to a property previously operated by a subsidiary of the Company in San Juan, Puerto Rico which was sold in 1997. LVSI has also filed an objection to the HWCC claims. Pratt has filed a claim in the amount of $3 million purporting to represent amounts owing for "services performed" and "wages, salaries and commissions".

       The Company believes the LVSI and Pratt claims are without merit and, accordingly, has filed objections to both claims requesting that the Bankruptcy Court disallow such claims in full. A hearing in the Bankruptcy Court has been scheduled for May 2, 2002 to consider (1) the Company's objections to the foregoing claims, (2) LVSI's objections to the HWCC claims and (3) confirmation of the Plan.

Subsidiary Chapter 7 Filings and Related Litigation
---------------------------------------------------

       On June 30, 2000, three inactive, wholly owned, indirect subsidiaries of Greate Bay filed for liquidation under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The subsidiaries were originally formed to acquire property and build a second casino/hotel in Atlantic City, New Jersey. These plans were subsequently abandoned; however, the companies remained in existence pending the outcome of certain litigation which was substantially resolved in 1996. The cases were closed by the Trustee in bankruptcy in December 2000 with final liquidation orders received from the Delaware Bankruptcy Court in November 2001. The filings did not have a significant effect on the operations or financial position of Greate Bay.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the fourth quarter of 2001, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

       The common stock of Greate Bay is traded on the OTC Bulletin Board Service under the trading symbol "GEAA". The prices set forth in the following table represent actual transactions.

               Period                     High                  Low
               ------                     ----                  ---

               2001
                      First Quarter       $ .16               $ .10
                      Second Quarter        .13                 .01
                      Third Quarter         .10                 .02
                      Fourth Quarter        .08                 .02

               2000
                      First Quarter       $ .35               $ .09
                      Second Quarter        .22                 .05
                      Third Quarter         .15                 .05
                      Fourth Quarter        .11                 .01

        At April 10, 2002, there were approximately 3,800 holders of record of Greate Bay's common stock.

        No dividends have been paid on Greate Bay's common stock in the past and Greate Bay's bankruptcy plan provides for no distribution to shareholders and for cancellation of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

        The following tables present selected financial data for Greate Bay and are qualified in their entirety by the consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The data as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999, have been derived from the audited consolidated financial statements of Greate Bay presented in Item 8.

Statement of Operations Data:                                                      Year Ended December 31,
                                                             -------------------------------------------------------------------
                                                               2001(1)       2000(2)      1999(2,3)      1998 (2)        1997
                                                             ----------   -----------     ---------     ----------    ----------
                                                                          (in thousands, except per share amounts)
Net revenues ............................................    $   36,029   $    14,121     $   6,422     $    8,971    $  263,691
                                                             ----------   -----------     ---------     ----------    ----------
Expenses:
   Operating expenses ...................................        23,272        10,983         5,400          2,371       216,247
   General and administrative ...........................         4,677         2,883         3,154          3,667        16,192
   Depreciation and amortization ........................           248           181           181            129        13,392
                                                             ----------    ----------     ---------     ----------    ----------
     Total expenses .....................................        28,197        14,047         8,735          6,167       245,831
                                                             ----------    ----------     ---------     ----------    ----------
Income (loss) from operations ...........................         7,832            74        (2,313)         2,804        17,860
                                                             ----------    ----------     ---------     ----------    ----------
Non-operating income (expenses):
   Interest income ......................................           511           548           667            942         1,486
   Interest expense .....................................        (7,738)       (7,156)      (10,303)       (16,194)      (39,318)
   Equity in earnings of limited partnership ............             -             -         2,660          6,494         5,012
   Gain on elimination of investment in Pratt
     Casino Corporation .................................             -             -        85,633              -             -
   Equity in earnings of and gain on elimination of
     investment in GB Holdings, Inc. ....................             -             -             -         31,233             -
   Restructuring costs ..................................             -             -          (230)        (1,548)         (505)
   Gain on disposal of assets ...........................             -             -             -            472         2,120
                                                             ----------    ----------     ---------     ----------    ----------
     Total non-operating (expense) income, net ..........        (7,227)       (6,608)       78,427         21,399       (31,205)
                                                             ----------    ----------     ---------     ----------    ----------
Income (loss) before income taxes, extraordinary and
   other items ..........................................           605        (6,534)       76,114         24,203       (13,345)
Write off deferred financing costs ......................             -             -             -              -        (6,515)
                                                             ----------    ----------     ---------     ----------    ----------
Income (loss) before income taxes and
   extraordinary item ...................................           605        (6,534)       76,114         24,203       (19,860)
Income tax (provision) benefit ..........................          (872)          (63)            7            287        (1,014)
                                                             ----------    ----------     ---------     ----------    ----------
(Loss) income before extraordinary item .................          (267)       (6,597)       76,121         24,490       (20,874)
Extraordinary item:
   Gain on early extinguishment of debt .................             -             -             -              -           310
                                                             ----------    ----------     ---------     ----------    ----------
     Net (loss) income ..................................    $     (267)   $   (6,597)    $  76,121     $   24,490    $  (20,564)
                                                             ==========    ==========     =========     ==========    ==========

Basic and diluted (loss) income per common share:
   (Loss) income before extraordinary item ..............    $     (.05)   $    (1.27)    $   14.68     $     4.72    $    (4.02)
   Extraordinary item ...................................             -             -             -              -            06
                                                             ----------    ----------     ---------     ----------    ----------
     Net (loss) income ..................................    $     (.05)   $    (1.27)    $   14.68     $     4.72    $    (3.96)
                                                             ==========    ==========     =========     ==========    ==========

Statement of Net Liabilities Data:                                                       December 31,
                                                             -------------------------------------------------------------------
                                                               2001(1)        2000         1999(2)        1998(2)       1997(2)
                                                             ----------    ----------     ---------     ----------    ----------
                                                                                        (in thousands)
Total assets ............................................    $   22,417    $   11,570     $   9,004     $   19,946    $   15,752
Total debt, including capital lease obligations .........        43,411        46,687        40,446        120,040       115,949
Net liabilities .........................................       (43,491)      (49,102)      (42,505)      (118,626)     (143,116)

______________

(1) On December 28, 2001, the Debtors filed petitions for relief under the Bankruptcy Code in the Delaware Bankruptcy Court. The accrual of interest expense on the demand notes and the 14.875% secured promissory note (as herein defined) for the periods subsequent to the filing has been suspended.

(2) As a result of the Chapter 11 filings by GB Holdings, Inc. ("Holdings"), GB Property Funding Corp. and Greate Bay Hotel and Casino, Inc., Greate Bay's control over these subsidiaries which owned and operated the Sands was subject to supervision of the New Jersey Bankruptcy Court and Greate Bay did not expect to be in control of such subsidiaries after reorganization. Furthermore, as a result of a settlement agreement reached by Greate Bay and Holdings in September 1998, Greate Bay no longer participated in the management of the Sands. Accordingly, these subsidiaries were excluded from the consolidated balance sheets of Greate Bay at December 31, 1999, 1998 and 1997. As more fully explained in Note 1 of the Notes to Consolidated Financial Statements of Greate Bay, during the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for by Greate Bay under the equity method of accounting. As a result of Greate Bay no longer controlling the operations of the Sands, the continued expectation that ownership control of Holdings would only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, Greate Bay's investment in Holdings as well as certain amounts due to Holdings and its subsidiaries were revalued to a zero basis effective on July 1, 1998. Accordingly, for periods subsequent to June 30, 1998 and prior to confirmation of the Holdings and its subsidiaries' Joint Plan on August 14, 2000, Greate Bay accounted for its investment in Holdings under the cost method of accounting.

(3) As a result of the Chapter 11 filings and plan of reorganization of Pratt Casino Corporation ("PCC"), PRT Funding Corp. ("PRT Funding") and New Jersey Management, Inc. ("NJMI"), Greate Bay's control over these subsidiaries which held management contracts with HCC-owned casino facilities was subject to supervision of the Delaware Bankruptcy Court. Greate Bay did not expect to have ownership or operating control over such subsidiaries after reorganization. As more fully explained in Note 1 of the Notes to Consolidated Financial Statements, Greate Bay's investment in PCC and its subsidiaries as well as certain amounts due from PCC and its subsidiaries were revalued to a zero basis effective on May 25, 1999. Accordingly, for period subsequent to May 25, 1999, Greate Bay accounted for its investment in PCC under the cost method of accounting. As part of the reorganization, Greate Bay sold its interest in PCC to HCC in October 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Annual Report on Form 10-K contains forward-looking statements about the business, results of operations, cash flows, financial condition and prospects of Greate Bay. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations applicable to ACSC's operations, and other risks indicated in Greate Bay's filing with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Annual Report on Form 10-K, the words "believes", "estimates", "anticipates" and similar expressions as they relate to Greate Bay or its management are intended to identify forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

       Operating Activities

       In prior years, Greate Bay and its subsidiaries conducted three major business activities: (1) non-casino operations and the management thereof, (2) management services for casino operations and (3) ownership of the Sands Hotel and Casino in Atlantic City, New Jersey. As a result of the Chapter 11 filings by PCC, PRT Funding and NJMI, and the resulting plan of reorganization confirmed in October 1999, Greate Bay no longer provides casino-related management services. As a result of Holdings and Greate Bay Hotel and Casino, Inc.'s Chapter 11 filings and the confirmation of their Joint Plan on August 14, 2000, Greate Bay no longer holds an equity position in the Sands. Accordingly, Greate Bay's business activity during the year ended December 31, 2001 consisted solely of the operations of ACSC.

       ACSC licensed casino information technology systems to HCC's casino facilities, the Sands and non-affiliated casino companies. The results of ACSC's operations for the years ended December 31, 2001, 2000 and 1999 are set forth below:

                                                                 Year Ended December 31,
                                                   -------------------------------------------------
                                                        2001             2000             1999
                                                   -------------    -------------     --------------
System sales and support service
 revenues                                          $  36,029,000    $  14,121,000     $   5,945,000
                                                   -------------    -------------     -------------

Cost of sales                                         14,462,000        6,023,000         2,628,000
System development and support
    services                                           7,291,000        3,749,000         2,363,000
Marketing                                              1,519,000        1,211,000           409,000
General and administrative                             3,247,000        1,915,000         1,457,000
Writedown of equipment held for sale                     138,000                -                 -
Depreciation                                             248,000          181,000           181,000
                                                   -------------    -------------     -------------

                                                      26,905,000       13,079,000         7,038,000
                                                   -------------    -------------     -------------

Income (loss) from operations                      $   9,124,000    $   1,042,000     $  (1,093,000)
                                                   =============    =============     =============

       The improvement in operating results during both 2001 and 2000 from the prior year periods was primarily due to the increased volume of system sales and installation contracts. These improvements are more fully explained under the caption "Results of Operations".

     ACSC's computer service revenues were derived primarily from system installation contracts and from sales to affiliates. System installation contracts generally required an extended period of time to complete and represented significant, but nonrecurring revenue earned from a given customer. Upon completion of an installation, ACSC would continue to recognize service or maintenance revenues from the customer at a much reduced amount. The following table demonstrates ACSC's dependence on installation contracts and on sales to affiliates:

                                                      Year Ended December 31,
                                                   -----------------------------
                                                    2001        2000       1999
                                                   -------     ------     ------
Percentage of period revenues
   attributable to installation contracts           75.6 %     60.9 %     61.3 %
Percentage of period revenues attributable
   to affiliate sales                                4.7 %     22.9 %     22.8 %

       At December 31, 2001, Greate Bay and its subsidiaries had debt outstanding to HCC consisting of (1) demand notes (the "Greate Bay Notes") and accrued interest thereon totaling $10.1 million and (2) a 14.875% secured promissory note due 2006 (the "PPI Funding Notes") plus accrued interest thereon totaling $49.2 million. ACSC's operations did not generate sufficient cash flow to provide debt service on the HCC demand notes and, consequently, Greate Bay was and remains insolvent. Additionally, semi-annual interest payments of approximately $3.5 million attributable to the PPI Funding Notes became payable commencing in August 2001.

       Accordingly, on December 28, 2001, Greate Bay and three of its wholly owned subsidiaries, PPI Corp., PPI Funding Corp. and PCPI Funding Corp. (collectively, the "Debtors"), filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Delaware Bankruptcy Court. ACSC was not included in the bankruptcy filings and continued to conduct business as ususal until sold in March 2002.

       Concurrent with the bankruptcy filing, the Debtors filed a joint disclosure statement and a joint Chapter 11 Plan which provided for the pre-confirmation sale of ACSC by Greate Bay. The Plan further provides that the proceeds from the sale and any residual cash, after payment in full of normal trade obligations and administrative claims, are to be distributed to HWCC, Greate Bay's sole major third party creditor, in settlement of outstanding obligations. Since the aggregate amount of the sale proceeds and residual cash is substantially less than its existing obligations to HCC, there will be no cash or other assets remaining available for distribution to the Company's shareholders. The sale of ACSC was approved by the Delaware Bankruptcy Court on March 6, 2002 and completed on March 19, 2002.

       Although the Company believes that HWCC is its only creditor (except for minor trade obligations which will be paid in full under the Plan), two alleged creditors have filed claims in the Company's bankruptcy proceeding. LVSI has filed a claim in the amount of $20.1 million alleging breach of contract of a license agreement dated May 19, 1987 concerning the licensing of the "Sands" name and trademark with respect to a property previously operated by a subsidiary of the Company in San Juan, Puerto Rico which was sold in 1997. LVSI has also filed an objection to the HWCC claims. Pratt has filed a claim in the amount of $3 million purporting to represent amounts owing for "services performed" and "wages, salaries and commissions".

       The Company believes the LVSI and Pratt claims are without merit and, accordingly, has filed objections to both claims requesting that the Bankruptcy Court disallow such claims in full. A hearing in the Bankruptcy Court has been scheduled for May 2, 2002 to consider (1) the Company's objections to the foregoing claims, (2) LVSI's objections to the HWCC claims and (3) confirmation of the Plan.

       Financing Activities

       During 1994, Greate Bay issued the PPI Funding Notes to HCC in exchange for $38.8 million principal amount of 15.5% notes issued by another Greate Bay subsidiary and held by HCC. After the December 2001 principle repayments discussed below, the PPI Funding Notes have a maturity value of $43.2 million plus accrued interest. Payment of interest on the PPI Funding Notes was deferred through February 17, 2001 at which time interest became payable semiannually beginning on August 17, 2001, with the unpaid balance due on February 17, 2006.

       Effective as of April 1, 1997, HCC acquired from PPI Corporation the general partnership interest in the entity which held the Aurora management contract. The acquisition price for the general partnership interest included, among other things, the assignment of a portion of the PPI Funding Notes to PPI Corporation and a new note in the original amount of $3.8 million. Principal and interest payments by HCC on the $3.8 million note approximated the general partner's share of annual partnership distributions. In December 2001, Greate Bay and HCC entered into an agreement under which the PPI Funding Notes were partially offset by the outstanding balance of the $3.8 million receivable plus accrued interest. HCC then assigned its remaining PPI Funding Notes to HWCC and PPI Funding Corp. made a $2 million cash payment to HWCC.

       The demand notes consist primarily of loans in the original amount of $6.5 million borrowed from HCC during the third quarter of 1996. Such borrowings accrued interest at the rate of 13.75% per annum payable quarterly commencing October 1, 1996. The accrual of interest on the Greate Bay Notes was discontinued with the Chapter 11 filing in December 2001. During October 2000, Greate Bay paid $900,000 of the outstanding principal balance of the Greate Bay Notes to HCC and reached an agreement with HCC to offset an additional $146,000 of principal against other receivables due from HCC while negotiations to restructure Greate Bay's debt continued. The demand notes were also assigned by HCC to HWCC in December 2001.

       Capital Expenditures and Other Investments

       Property and equipment additions during the year ended December 31, 2001 totaled $322,000; management anticipates that capital expenditures during 2002 will not be significant.

RESULTS OF OPERATIONS

       Revenues

       System sales and support service revenues earned by ACSC increased $21.9 million (155.1%) and $8.2 million (137.5%), respectively, during the years ended December 31, 2001 and 2000 compared to the prior years. The year 2001 increase resulted from increased system installations. During 2001, ACSC provided services on 16 system installation contracts, 12 of which were substantially completed during the year. These 16 contracts accounted for approximately $27.2 million of revenues during 2001. By comparison, 2000 and 1999 included revenues of $8.6 million and $3.6 million, respectively, from system installation contracts. The addition of personnel during 2001 and 2000 better positioned ACSC to service multiple contracts. Also contributing to the revenue increases were additional billings to third parties for inventory sales and other services. Such billings increased during 2001 to $7.1 million from $2.3 million in 2000 and $945,000 in 1999. The year 2001 revenue increases also reflect higher related party sales, which rebounded from the prior year period. The year 2000 revenue increases were slightly offset by decreases in billings to affiliates (exclusive of new installations) resulting from the restructuring of maintenance and support agreements. Such billings to affiliates increased to $1.7 million in 2001 compared to $867,000 in 2000 and $1.4 million in 1999.

       Cost of Sales

       ACSC's cost of sales increased $8.4 million (140.1%) and $3.4 million (129.2%), respectively, during 2001 and 2000 compared to the prior year periods. The increases were a result of increased contract installations as previously described. Cost of sales does not fluctuate proportionately with the increase in revenues due to the mix of revenues earned (sales versus support services) as well as to differences in the profitability of system installation contracts resulting from the bidding process.

       System Development and Support Service Expenses

       System development and support services increased $3.5 million (94.5% ) and $1.4 million (58.7%) during 2001 and 2000, respectively, compared to the prior year periods. These increases result from additional personnel and equipment costs due to the expansion of ACSC's business activities.

       Marketing Expenses

       Marketing expenses for ACSC increased $308,000 (25.4%) and $802,000 (196.1%), respectively, during the years ended December 31, 2001 and 2000 compared to the preceding years. The 2001 increase reflects additional sales commissions associated with system sales and installation contract revenues earned as well as continuing efforts to market ACSC's casino information technology systems. The 2000 increase reflects additional personnel and other costs incurred in developing new sales initiatives to aggressively market ACSC's systems to third parties.

       General and Administrative Expenses

       Greate Bay's consolidated general and administrative expenses increased by $1.7 million (57.4%) and decreased by $271,000 (8.6%), respectively, during 2001 and 2000 compared to the prior year periods. Increases in such expenses at ACSC during 2001 resulting from the expansion of operations totaled $1.3 million and were compounded by increases in professional fees at Greate Bay in preparation for its bankruptcy filings. Reductions in corporate general and administrative expenses during 2000 resulted from the curtailment of Greate Bay's operations other than ACSC. The decrease in corporate expenses in 2000 offset an increase of $458,000 (31.4%) at ACSC resulting from the expansion of its operations.

       Write Down of Equipment Held for Sale

       Operating equipment acquired under a capital lease arrangement is no longer in use and is being marketed to third parties. The carrying value of the equipment has been adjusted to reflect management's best estimate of the net realizable value of the asset. Greate Bay recorded a loss of $138,000 during the year ended December 31, 2001 from the write down of such equipment.

       Depreciation and Amortization

       Depreciation and amortization expense increased $67,000 (37%) during 2001 compared to the prior year period. Such increase was the result of the purchase of equipment to support the expansion of ACSC's operations. Depreciation and amortization expense remained unchanged during 2000 compared to 1999. Increases in depreciation resulting from capital expenditures in 2000 were offset by the elimination of depreciation on certain assets that became fully depreciated during the year.

       Interest

       Consolidated interest income for Greate Bay decreased $37,000 (6.8%) and $119,000 (17.8%), respectively, during 2001 and 2000 compared to the prior year periods as less cash was available for investment purposes and less interest was earned on Greate Bay's note receivable from HCC as a result of principal reductions.

       Interest expense increased $582,000 (8.1%) during 2001 compared to 2000. The increase in interest expense on the PPI Funding Notes due to the additional amortization of discount was partially offset by the suspension of any interest accrual as of the December 28, 2001 bankruptcy filing date. Interest expense decreased $3.1 million (30.5%) during 2000 compared to the prior year period as interest expense with respect to the PRT Funding Notes was no longer recognized subsequent to the May 1999 filings under Chapter 11 by PCC and its subsidiaries. The PRT Funding Notes were later settled as part of the Restructuring in October 1999. Exclusive of the interest incurred with respect to the PRT Funding Notes during 1999, interest expense during 2000 increased by $805,000 compared to 1999 as a result of additional amortization of discount with respect to the PPI Funding Notes.

       Gain on Elimination of Investment in Pratt Casino Corporation

       As a result of the filing of petitions for relief under Chapter 11 by PCC, NJMI and PRT Funding on May 25, 1999, Greate Bay did not expect to have ownership or operating control of these subsidiaries after reorganization. Accordingly, these subsidiaries are no longer included in the consolidated financial statements of Greate Bay for any period subsequent to May 25, 1999. Greate Bay's investment in PCC and its subsidiaries as well as certain intercompany balances with PCC and its subsidiaries were revalued to a zero basis effective on May 25, 1999. The elimination of the investment in and intercompany balances with PCC resulted in a gain amounting to $85.6 million for the year ended December 31, 1999.

       Income Tax Provision

       Based on the significant tax losses realized to date and the sale of Greate Bay's sole operating subsidiary in March 2002, management believes that it is more likely than not that Greate Bay will not be able to utilize its deferred tax assets. Accordingly, a valuation allowance has been established to fully reserve the net deferred tax asset for federal tax purposes at December 31, 2001. The remaining net deferred tax assets at December 31, 2001 represent state timing differences expected to be utilized.

       Greate Bay was included in the consolidated federal income tax returns of HCC until HCC distributed the stock of Greate Bay it owned to its shareholders on December 31, 1996. The Internal Revenue Service recently completed an examination of the consolidated federal income tax returns of HCC for the years 1993 through 1996, during which period Greate Bay was included, and the consolidated federal income tax returns of Greate Bay for the years ended 1997 and 1998. Such examinations resulted in adjustments to Greate Bay's consolidated net operating loss carryforwards and deferred tax assets. The Company anticipates no additional tax obligations.

       Market Risk

       The Company does not have and does not expect to have any securities subject to interest rate fluctuations. Management believes that all market risks are immaterial.

ITEM 8.                   INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Greate Bay Casino Corporation and Subsidiaries:

    Independent Auditors' Report .........................................   19

    Consolidated Statements of Net Liabilities as of December 31, 2001
      and 2000 ...........................................................   20

    Consolidated Statements of Operations for the Years
      Ended December 31, 2001, 2000 and 1999 .............................   21

    Consolidated Statement of Changes in Net
      Liabilities for the Three Years Ended December 31, 2001 ............   22

    Consolidated Statements of Cash Flows for the Years
      Ended December 31, 2001, 2000 and 1999 .............................   23

    Notes to Consolidated Financial Statements ...........................   24

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Shareholders of Greate Bay Casino Corporation:

     We have audited the accompanying consolidated statements of net liabilities of Greate Bay Casino Corporation (the Company and a Delaware corporation) and subsidiaries as of December 31, 2001 (liquidation basis) and 2000 (going concern basis), the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2001, and the consolidated statement of changes in net liabilities for the year ended December 31, 2001 (liquidation basis) and for each of the two years in the period ended December 31, 2000 (going concern basis). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As discussed in Note 2 to the consolidated financial statements, the Company changed its basis of accounting from the going concern basis to the liquidation basis effective December 31, 2001.

     In our opinion, such consolidated financial statements present fairly, in all material respects, (1) the consolidated net liabilities of Greate Bay Casino Corporation and subsidiaries as of December 31, 2001 (liquidation basis) and 2000 (going concern basis), (2) the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, and (3) the changes in net liabilities for the year ended December 31, 2001 (liquidation basis) and for each of the two years in the period ended December 31, 2000 (going concern basis) in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Dallas, Texas
April 3, 2002

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF NET LIABILITIES

                                                                                December 31,
                                                                   ---------------------------------
                                                                        2001               2000
                                                                    (Liquidation      (Going Concern
                                                                        Basis)             Basis)
                                                                   --------------     --------------
                     ASSETS

Cash                                                               $    8,657,000     $    5,903,000
Temporary cash investment                                                 100,000            100,000
Accounts receivable                                                     4,516,000          1,301,000
Inventories                                                               774,000            520,000
Costs and estimated earnings in excess of billings                        350,000            340,000
Due from affiliates                                                       197,000          2,457,000
Operating equipment                                                       452,000            336,000
Equipment held for sale                                                    70,000                  -
Net realizable value of division's assets
  in excess of historical cost                                          6,832,000                  -
Refundable deposits and other assets                                      469,000            613,000
                                                                   --------------     --------------

  Total assets                                                         22,417,000         11,570,000
                                                                   --------------     --------------

                   LIABILITIES

Capital lease obligations                                                 199,000                  -
Accounts payable                                                        2,320,000          1,878,000
Accrued salaries and wages                                                597,000            305,000
Unearned revenues                                                       2,264,000          2,407,000
Other current liabilities                                                 138,000             56,000
Liabilities subject to compromise:
  Borrowings from affiliate                                             5,704,000          5,704,000
  Long-term debt                                                       43,212,000         46,687,000
  Accrued interest                                                     10,430,000          3,635,000
  Other                                                                    90,000                  -
Reserve for estimated costs during the
  period of liquidation                                                   954,000                  -
                                                                   --------------     --------------

  Total liabilities                                                    65,908,000         60,672,000
                                                                   --------------     --------------

Net liabilities                                                    $  (43,491,000)    $  (49,102,000)
                                                                   ==============     ==============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended December 31,
                                                     ------------------------------------------------

                                                         2001              2000              1999
                                                     ------------      ------------      ------------
Revenues:
   Computer services                                 $ 36,029,000      $ 14,121,000      $  5,945,000
   Other                                                        -                 -           477,000
                                                     ------------      ------------      ------------

     Net revenues                                      36,029,000        14,121,000         6,422,000
                                                     ------------      ------------      ------------

Expenses:
   Cost of sales                                       14,462,000         6,023,000         2,628,000
   System development and support services              7,291,000         3,749,000         2,363,000
   Marketing                                            1,519,000         1,211,000           409,000
   General and administrative                           4,539,000         2,883,000         3,154,000
   Write down of equipment held for sale                  138,000                 -                 -
   Depreciation and amortization                          248,000           181,000           181,000
                                                     ------------      ------------      ------------

     Total expenses                                    28,197,000        14,047,000         8,735,000
                                                     ------------      ------------      ------------

     Income (loss) from operations                      7,832,000            74,000        (2,313,000)
                                                     ------------      ------------      ------------

Non-operating income (expenses):
   Interest income                                        511,000           548,000           667,000
   Interest expense                                    (7,738,000)       (7,156,000)      (10,303,000)
   Gain on elimination of investment in Pratt
     Casino Corporation                                         -                 -        85,633,000
   Equity in earnings of Limited Partnership                    -                 -         2,660,000
   Restructuring costs                                          -                 -          (230,000)
                                                     ------------      ------------      ------------

     Total non-operating (expense) income, net         (7,227,000)       (6,608,000)       78,427,000
                                                     ------------      ------------      ------------

Income (loss) before income taxes                         605,000        (6,534,000)       76,114,000

Income tax (provision) benefit                           (872,000)          (63,000)            7,000
                                                     ------------      ------------      ------------

Net (loss) income                                    $   (267,000)     $ (6,597,000)     $ 76,121,000
                                                     ============      ============      ============

Basic and diluted net (loss) income
   per common share                                  $       (.05)     $      (1.27)     $      14.68
                                                     ============      ============      ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001

                                                     2001                2000                1999
                                                 (Liquidation       (Going Concern      (Going Concern
                                                    Basis)               Basis)              Basis)
                                                --------------      --------------      --------------
Net Liabilities, Beginning of Year              $  (49,102,000)     $  (42,505,000)     $ (118,626,000)

Net (loss) income from operations                     (267,000)         (6,597,000)         76,121,000

Adjustment to liquidation basis                      5,878,000                   -                   -
                                                --------------      --------------      --------------

Net Liabilities, End of Year                    $  (43,491,000)     $  (49,102,000)     $  (42,505,000)
                                                ==============      ==============      ==============

           The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                    --------------------------------------------
                                                                        2001            2000            1999
                                                                    ------------    ------------    ------------
OPERATING ACTIVITIES:
   Net (loss) income                                                $   (267,000)   $ (6,597,000)   $ 76,121,000
   Adjustments to reconcile net (loss) income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization, including
       accretion of debt discount                                      1,164,000       6,422,000       5,587,000
     Write down of equipment held for sale                               138,000               -               -
     Provision for doubtful accounts                                       8,000          20,000          50,000
     Equity in earnings of Limited Partnership                                 -               -      (2,660,000)
     Distributions received from Limited Partnership                           -               -       4,038,000
     Gain on elimination of investment in Pratt
       Casino Corporation                                                      -               -     (85,633,000)
     Deferred income tax (benefit) provision                             (27,000)          8,000          27,000
     Increase in accounts receivable                                  (3,223,000)       (930,000)        (52,000)
     Increase (decrease) in accounts payable and
       other accrued liabilities                                       7,529,000       1,706,000      (2,874,000)
     Net change in other current assets and liabilities                 (195,000)      1,517,000        (523,000)
     Net change in other noncurrent
       assets and liabilities                                                  -               -         220,000
                                                                    ------------    ------------    ------------

     Net cash provided by (used in)
       operating activities                                            5,127,000       2,146,000      (5,699,000)
                                                                    ------------    ------------    ------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                  (322,000)       (184,000)        (51,000)
   Deconsolidation of Pratt Casino Corporation                                 -               -        (868,000)
   Temporary cash investment                                                   -        (100,000)              -
   Collections on notes receivable                                             -         140,000         803,000
                                                                    ------------    ------------    ------------

       Net cash used in investing activities                            (322,000)       (144,000)       (116,000)
                                                                    ------------    ------------    ------------

FINANCING ACTIVITIES:
   Repayment of affiliate borrowings                                  (2,000,000)       (900,000)              -
   Payments of capital lease obligation                                  (51,000)              -               -
                                                                    ------------    ------------    ------------

     Net cash used in financing activities                            (2,051,000)       (900,000)              -
                                                                    ------------    ------------    ------------

     Net increase (decrease) in cash                                   2,754,000       1,102,000      (5,815,000)
     Cash at beginning of year                                         5,903,000       4,801,000      10,616,000
                                                                    ------------    ------------    ------------

     Cash at end of year                                            $  8,657,000    $  5,903,000    $  4,801,000
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

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization, Business and Basis of Presentation

     Greate Bay Casino Corporation ("Greate Bay" or the "Company"), a Delaware corporation, was, prior to March 19, 2002, engaged in the development, installation and maintenance of casino systems through its wholly owned subsidiary, Advanced Casino Systems Corporation ("ACSC"). In prior years, Greate Bay and its other subsidiaries were also engaged in the operation and management of and provision of services to casino properties, including the ownership and operation of the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands") and, until October 1999, contracts to manage and consult with gaming facilities located in Aurora, Illinois (the "Aurora Casino") and Tunica County, Mississippi (the "Tunica Casino") (see Notes 6 and 7). As explained below, when the Greate Bay subsidiary which owned the Sands emerged from its Chapter 11 proceedings, Greate Bay, as expected, did not retain ownership or operating control. The Greate Bay subsidiary which held the casino management and consulting contracts completed its reorganization under Chapter 11 in October 1999 and is no longer owned by Greate Bay. Accordingly, as further described below, the activities of the subsidiaries which owned the Sands and which held the management contracts with the Aurora Casino and Tunica Casino are no longer included in the consolidated operating results of Greate Bay.

     Approximately 35% of Greate Bay's outstanding stock is owned by Jack E. Pratt, Edward T. Pratt, Jr., William D. Pratt, Edward T. Pratt III and by certain general partnerships and trusts controlled by the Pratts and by other family members who also own approximately 53% of Hollywood Casino Corporation ("HCC"). HCC owns the Aurora Casino and the Tunica Casino.

     Until October 1999, Greate Bay's limited partnership interest in Pratt Management, L.P. ("PML"), the limited partnership which held the management contract on the Aurora Casino was held by its wholly owned subsidiary, Pratt Casino Corporation ("PCC"), and was presented under the equity method of accounting (see Note 7). As explained below, the operating results of PCC, including its equity in the earnings of PML, for periods subsequent to May 25, 1999 are not included in the consolidated results of operations of Greate Bay.

     Current Greate Bay Operations -

     During 2001, Greate Bay's only remaining operating subsidiary was ACSC. At December 31, 2001, Greate Bay and its subsidiaries had debt outstanding to HCC consisting of (1) demand notes and accrued interest thereon totaling $10,127,000 (see Notes 3 and 6) and (2) a 14.875% secured promissory note due 2006 plus accrued interest thereon in the amount of $49,219,000 (see Note 4). ACSC's operations did not generated sufficient cash flow to provide debt service on the HCC demand notes and, consequently, Greate Bay was and remains insolvent. Additionally, semi-annual interest payments of $3,540,000 attributable to the 14.875% secured promissory note became payable commencing in August 2001.

     On December 28, 2001, Greate Bay and three of its wholly owned subsidiaries, PPI Corporation, PPI Funding Corp. and PCPI Funding Corp. (collectively, the "Debtors"), filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES the jurisdiction of the Delaware Bankruptcy Court. ACSC was not included in the bankruptcy filings and continued to conduct business as usual until sold in March 2002.

       Concurrent with the bankruptcy filing, the Debtors filed a joint disclosure statement and a joint Chapter 11 Plan (the "Plan") which provides for the pre-confirmation sale of ACSC by Greate Bay. The Plan further provides that the proceeds from the sale and any residual cash, after payment in full of normal trade obligations and administrative claims, are to be distributed to HWCC - Holdings, Inc. ("HWCC", a wholly owned subsidiary of HCC), Greate Bay's sole major third party creditor, in settlement of outstanding obligations. Since the aggregate amount of sale proceeds and residual cash is substantially less than its existing obligations to HWCC, there will be no cash or other assets remaining available for distribution to the Company's shareholders. The sale of ACSC was approved by the Delaware Bankruptcy Court on March 6, 2002 and completed on March 19, 2002 (see Note 15).

       Although the Company believes that HWCC is its only creditor (except for minor trade obligations which will be paid in full under the Plan), two alleged creditors have filed claims in the Company's bankruptcy proceeding. Las Vegas Sands, Inc. ("LVSI") has filed a claim in the amount of $20.1 million alleging breach of contract of a license agreement dated May 19, 1987 concerning the licensing of the "Sands" name and trademark with respect to a property previously operated by a subsidiary of the Company in San Juan, Puerto Rico which was sold in 1997. LVSI has also filed an objection to the HWCC claims. William D. Pratt, Jr. ("Pratt") has filed a claim in the amount of $3 million purporting to represent amounts owing for "services performed" and "wages, salaries and commissions".

       The Company believes the LVSI and Pratt claims are without merit and, accordingly, has filed objections to both claims requesting that the Bankruptcy Court disallow such claims in full. A hearing in the Bankruptcy Court has been scheduled for May 2, 2002 to consider (1) the Company's objections to the foregoing claims, (2) LVSI's objections to the HWCC claims and (3) confirmation of the Plan.

       GB Holdings, Inc. and Subsidiaries -

       On January 5, 1998, GB Holdings, Inc. ("Holdings"), at that time a wholly owned subsidiary of Greate Bay, together with Holdings' wholly owned subsidiaries, GB Property Funding Corp. ("GB Property Funding") and Greate Bay Hotel and Casino, Inc. ("GBHC"), filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the "New Jersey Bankruptcy Court"). On June 1, 1999, a plan of reorganization was filed by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provided for the secured bondholders to receive new debt and 100% of the equity ownership of Holdings in exchange for their current claims and for unsecured creditors to receive a partial cash settlement of their claims. Subsequent to the filing of a reorganization plan by the debtors, two competing plans were filed by (1) Park Place Entertainment Corporation, a large and diversified gaming company with significant operations in Atlantic City, and (2) jointly by High River Limited Partnership ("High River"), an entity controlled by Carl C. Icahn, and by the Official Committee of Unsecured Creditors (the "Joint Plan"). On August 14, 2000, the New Jersey Bankruptcy Court confirmed the Joint Plan. The Sands subsequently transferred 46.3% of its equity interests to High River in exchange for $65 million in cash and the secured bondholders received $110 million in new notes plus the remaining equity interests in exchange for the $182.5 million of first mortgage notes in default. No distributions were made to the

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES previous shareholders, including Greate Bay Holdings, L.L.C., an indirect, wholly owned subsidiary of Greate Bay, which held 79% of the outstanding common stock of Holdings (see Note 9).

       As a result of the Chapter 11 filings, Greate Bay's control over the filing subsidiaries was subject to supervision of the New Jersey Bankruptcy Court and Greate Bay did not expect to have ownership or operating control of such subsidiaries after reorganization. Furthermore, as the result of a settlement agreement reached by Greate Bay and Holdings during September 1998, Greate Bay no longer participated in the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC have not been included in the accompanying consolidated financial statements of Greate Bay.

       Pratt Casino Corporation and Subsidiaries -

       The filings under Chapter 11 by Holdings, GB Property Funding and GBHC resulted in a default under the indenture for $85,000,000 principal amount of 11.625% senior notes due 2004 (the "PRT Funding Notes") issued by PRT Funding Corp. ("PRT Funding"), an indirect, wholly owned subsidiary of Greate Bay. Accordingly, the outstanding principal amount of the PRT Funding Notes accelerated and became due and payable. PCC, as guarantor of the PRT Funding Notes, did not have sufficient assets to satisfy the outstanding amounts applicable to the PRT Funding Notes. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 interest payment dates. On October 22, 1998, PRT Funding paid the bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the PRT Funding Notes continued.

       On April 28, 1999, PCC, PRT Funding, New Jersey Management, Inc. ("NJMI," a PCC subsidiary which managed the Sands), Greate Bay, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement to restructure the PRT Funding Notes (the "Restructuring"). The voting agreement provided for HCC to acquire the stock of PCC, the parent of PRT Funding, from Greate Bay for nominal consideration. When acquired by HCC, PCC's assets were to consist of its limited partnership interest in its management contract for the Aurora Casino and a consulting contract for the Tunica Casino and its liabilities were to consist of a new obligation in the amount of $40,329,000 payable in satisfaction of the PRT Funding Notes. The voting agreement provided for HCC to immediately discharge the obligation.

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

       The successful completion of the Restructuring required that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such petitions for relief were filed on a May 25, 1999 in the Delaware Bankruptcy Court and the related plan of reorganization was filed on May 26, 1999.
The plan was confirmed by the Delaware Bankruptcy Court on October 1, 1999. On October 13, 1999, Greate Bay sold its ownership of PCC to HCC. At the time of the sale, PCC's assets consisted of the limited partnership interest and the consulting agreement valued in the aggregate at $40,329,000 and its liabilities consisted of an obligation

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES in the amount of $40,329,000 payable in satisfaction of the PRT Funding Notes. HCC settled the obligation on October 14, 1999. Greate Bay's claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings as well as other claims previously held by PCC, PRT Funding and NJMI were conveyed to Greate Bay Holdings, L.L.C. for the benefit of the PRT Funding noteholders (see
Note 9).

       As a result of the Chapter 11 filings and plan of reorganization of PCC, PRT Funding and NJMI, Greate Bay's control over the filing subsidiaries was subject to supervision of the Delaware Bankruptcy Court and Greate Bay did not expect to have ownership or operating control of such subsidiaries after reorganization. Accordingly, Greate Bay's investment in PCC and its subsidiaries as well as certain intercompany balances with PCC and its subsidiaries were revalued to a zero basis effective on May 25, 1999. For periods from May 25, 1999 until the sale of PCC to HCC on October 13, 1999, Greate Bay accounted for its investment in PCC under the cost method of accounting.

       Subsidiary Chapter 7 Filings -

       On June 30, 2000, three inactive, wholly owned, indirect subsidiaries of Greate Bay filed for liquidation under Chapter 7 of the Bankruptcy Code in the Delaware Bankruptcy Court. The subsidiaries were originally formed to acquire property and build a second casino/hotel in Atlantic City, New Jersey. These plans were subsequently abandoned; however, the companies remained in existence pending the outcome of certain litigation which was substantially resolved in 1996. The cases were closed by the Trustee in bankruptcy in December 2000 with final liquidation orders received from the Delaware Bankruptcy Court in November 2001. The filings did not have a significant effect on the operations or financial position of Greate Bay.

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

  Principles of consolidation -

       Except as explained in Note 1 with respect to PCC, Holdings and their respective subsidiaries, the consolidated financial statements include the operating activities and cash flows of Greate Bay and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

       As a result of the bankruptcy filing on December 28, 2001, it is anticipated that Greate Bay will be liquidated pursuant to the Company's plan of liquidation as submitted to the Delaware Bankruptcy Court. Accordingly, Greate Bay adopted the liquidation basis of accounting as of December 31, 2001. Assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the liquidation. The net adjustments at December 31, 2001, required to convert from the

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES going concern (historical cost) basis to the liquidation basis of accounting resulted in an increase in carrying value of $5,878,000, which is included in the accompanying consolidated statement of changes in net liabilities for the year ended December 31, 2001. Significant changes in the carrying value of net liabilities are summarized as follows:

       Net realizable value of division's assets in excess of historical cost      $  6,832,000
       Estimated liabilities associated with carrying out the liquidation              (953,000)
       Adjustments for other assets                                                      (1,000)
                                                                                   ------------

                                                                                   $  5,878,000
                                                                                   ============

       The accompanying consolidated statement of net liabilities as of December 31, 2000 and the accompanying consolidated statements of operations and changes in net liabilities for the years ended December 31, 2000 and 1999 have been prepared using the going concern basis of accounting on which Greate Bay had previously reported its consolidated financial condition and its consolidated results of operations.

 Revenue recognition -

       Prior to its sale by Greate Bay, ACSC licensed casino information technology systems to affiliates of Greate Bay as well as to non-affiliated casino companies. Revenue was generally recognized when all significant contractual obligations had been satisfied and collection was reasonably assured. Revenue from hardware and inventory sales was recognized upon delivery and acceptance. Revenue from services was recognized upon performance.

       Certain of ACSC's sales of software to third parties were pursuant to agreements which specified modifications to be made, required on-going vendor support or provided for other specialized terms and conditions. In recognizing revenue under such agreements, ACSC adopted and complied with the reporting requirements of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") issued by the American Institute of Certified Public Accountants. The provisions of SOP 97-2 require, among other things, that revenue from software sales that do not require significant production, modification or customization be recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable. Software sales for which significant modifications are required are recognized under a percentage-of-completion method based on costs incurred to date compared with total estimated costs. Profit estimates on such contracts are reviewed periodically whenever there is a change in facts or circumstances. Any losses on a contract would result in the full amount of the loss being recognized immediately.

       Costs and estimated earnings in excess of billings on contracts in progress represents recoverable costs and the estimated profit thereon which have not yet been billed to the customer. Unearned revenues represent deposits or prepayments received from customers for services yet to be performed. Such advance payments are applied over the lives of the contracts.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

 Temporary cash investment -

       Temporary cash investment is comprised of a certificate of deposit which matures in November 2002.

 Allowance for doubtful accounts -

       The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $8,000, $20,000 and $50,000, respectively, were made during 2001, 2000 and 1999.

 Inventories -

       Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

 Operating equipment -

       Operating equipment is recorded at cost and is being depreciated utilizing the straight-line method over estimated useful lives of three to 15 years.

 Equipment held for sale -

       Operating equipment acquired under a capital lease arrangement (see Note
11) is no longer in use and is being marketed to third parties. The carrying amount of $70,000 as shown on the accompanying consolidated statement of net liabilities at December 31, 2001 represents management's best estimate of the net realizable value of the asset. Greate Bay incurred a loss from the write down to estimated net realizable value of $138,000 during the year ended December 31, 2001.

 Interest expense -

       Interest expense includes the accretion of debt discount amounting to $916,000, $6,241,000 and $5,406,000, respectively, during the years ended December 31, 2001, 2000 and 1999.

 Net (loss) income per common share -

       Basic earnings per common share is calculated by dividing the net (loss) income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated for any period in which income from continuing operations was earned by dividing the components of net (loss) income by the weighted average number of shares of common stock and potential common shares outstanding. For each of the years ended December 31, 2001, 2000 and 1999, there were no potential common shares outstanding and basic and diluted (loss) income per share were the same. The weighted average number of shares of common stock used in the calculation of both basic and diluted (loss) income per share was 5,186,627 for each of the years ended December 31, 2001, 2000 and 1999.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

 Recent accounting pronouncements -

       In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 establishes new standards for goodwill acquired in a business combination and requires that goodwill and other intangible assets be periodically reviewed for impairment rather than being amortized. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with earlier application permitted. The Company does not expect the adoption of SFAS 142 to have a material effect on its consolidated financial statements.

       The Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") in June 2001 and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in August 2001. SFAS 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 144 supercedes earlier guidance with respect to such accounting and is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 143 and SFAS 144 to have a material effect on its consolidated financial statements.

 Reclassifications -

       Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the 2001 consolidated financial statement presentation.

(3)    Borrowings from Affiliates

       Greate Bay and its subsidiaries had outstanding affiliate borrowings from HCC of $5,704,000 at both December 31, 2001 and 2000. During 1996, Greate Bay borrowed $6,500,000 from HCC on a demand basis with interest at the rate of 13.75% per annum payable quarterly commencing October 1, 1996. In addition, a $250,000 loan from HCC with interest at the rate of 14% per annum payable semiannually was due on April 1, 1998 and remains outstanding. During October 2000, Greate Bay paid $900,000 of the outstanding principal balance and agreed to offset an additional $146,000 of principal against other receivables due from HCC while negotiations to restructure the debt continued. The demand notes were assigned by HCC to HWCC in December 2001.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

(4)  Long-Term Debt and Pledge of Assets

     Long-term debt consists of the following:

                                                                December 31,    December 31,
                                                                    2001            2000
                                                               -------------   -------------
       14.875% secured promissory note, due 2006, net of
         discount of $916,000 at December 31, 2000             $  43,212,000   $  46,687,000

       Less - current maturities                                           -               -
                                                               -------------   -------------

       Total long-term debt                                    $  43,212,000   $  46,687,000
                                                               =============   =============

     On February 17, 1994, PPI Funding Corp., a subsidiary of Greate Bay, issued $40,524,000 discounted principal amount of new deferred interest notes (the "PPI Funding Notes") to HCC in exchange for $38,779,000 principal amount of 15.5% unsecured notes (the "PCPI Notes") held by HCC and issued by PCPI Funding Corp. The PPI Funding Notes were discounted to yield interest at the rate of 14.875% per annum and had a face value of $110,636,000. Subsequent principal payments by PPI Funding Corp. reduced the maturity value of the notes to $98,353,000 at December 31, 1996. During the second quarter of 1997, HCC assigned $13,750,000 undiscounted principal amount of the PPI Funding Notes to PPI Corporation, a wholly owned subsidiary of Greate Bay, as consideration, in part, for HCC's acquisition of the general partnership interest in PML (see Note
6). Such assignment reduced the maturity value of the notes to $84,603,000. At December 31, 1997, an additional $37,000,000 undiscounted face value ($23,631,000 discounted value) of the PPI Funding Notes was forgiven by HCC, further reducing the maturity value to $47,603,000. During December 2001, PPI Corporation assigned a note receivable and related interest from HCC (see Note
6) totaling $2,391,000 to PPI Funding Corp. PPI Funding Corp. used the note receivable and interest to offset a like amount owed to HCC under the PPI Funding Notes. HCC then assigned its remaining PPI Funding Notes to HWCC and PPI Funding Corp. made a $2,000,000 cash payment to HWCC.

     Payments to HCC under the PPI Funding Notes had been suspended since March 1, 2000 while negotiations to restructure the obligations continued. Under the Plan, proceeds from the sale of ACSC (see Note 1) together with any remaining residual cash are to be distributed to HWCC in settlement of the PPI Funding Notes.

     No interest was paid during the years ended December 31, 2001 and 2000; interest paid during the year ended December 31, 1999 amounted to $6,768,000.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

(5)  Income Taxes

     Components of Greate Bay's (provision) benefit for income taxes consist of the following:

                                                       Year Ended December 31,
                                             --------------------------------------------
                                                 2001            2000            1999
                                             ------------    ------------    ------------
Federal income tax benefit (provision):
   Current                                   $          -    $          -    $    (29,000)
   Deferred                                    (1,280,000)      1,399,000     (10,412,000)
State income tax (provision) benefit:
   Current                                       (899,000)        (55,000)         63,000
   Deferred                                        27,000          (8,000)        (27,000)
Valuation allowance                             1,280,000      (1,399,000)     10,412,000
                                             ------------    ------------    ------------

                                             $   (872,000)   $    (63,000)   $      7,000
                                             ============    ============    ============

     Greate Bay paid no federal income taxes during either of the years ended December 31, 2001 and 2000; federal income taxes of $29,000 were paid during the year ended December 31, 1999. Total state income taxes paid by Greate Bay for the years ended December 31, 2001, 2000 and 1999 amounted to $803,000, $15,000 and $178,000, respectively.

     A reconciliation between the calculated tax (provision) benefit based on the statutory rates in effect and the effective tax rates follows: Year Ended

                                                       Year Ended December 31,
                                             --------------------------------------------
                                                 2001            2000            1999
                                             ------------    ------------    ------------
Calculated income tax (provision) benefit    $   (206,000)   $  2,222,000    $(26,640,000)
Excludable cancellation of debt income                  -               -      16,710,000
State income taxes                               (576,000)        (42,000)         24,000
Other                                          (1,370,000)       (844,000)       (499,000)
Valuation allowance change                      1,280,000      (1,399,000)     10,412,000
                                             ------------    ------------    ------------

Tax (provision) benefit as shown on
   consolidated statements of operations     $   (872,000)   $    (63,000)   $      7,000
                                             ============    ============    ============

     As of December 31, 2001, Greate Bay and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $15,800,000 for federal income tax purposes, none of which begin to expire before the year 2012. Additionally, Greate Bay has alternative minimum tax credits available totaling $29,000 which do not expire. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of such NOL's and credit carryforwards, together with deferred tax assets resulting from temporary differences, be recorded as an asset and, to the extent that management can not assess that the utilization of such asset is more likely than not, a valuation allowance should be recorded. Based on the significant tax losses realized to date and the sale of Greate Bay's sole operating subsidiary in March 2002, management believes that it is more likely than not that Greate Bay will not be able to utilize its deferred tax assets. Accordingly, a

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES valuation allowance has been established to fully reserve the net deferred tax asset for federal tax purposes at both December 31, 2001 and 2000. The remaining net deferred tax assets at December 31, 2001 and 2000 represent state timing differences expected to be utilized.

     The components of the net deferred tax asset are as follows:

                                                            December 31,
                                                     --------------------------
                                                        2001            2000
                                                     -----------    -----------

Deferred tax assets:
   Net operating loss carryforwards                  $ 5,633,000    $ 6,579,000
   Allowance for doubtful accounts                         3,000             --
   Alternative minimum tax credit                         29,000         29,000
   Investment and jobs tax credits                            --        414,000
   Other                                                 178,000         74,000
                                                     -----------    -----------

Deferred tax asset                                     5,843,000      7,096,000
Valuation allowance                                   (5,802,000)    (7,082,000)
                                                     -----------    -----------

                                                     $    41,000    $    14,000
                                                     ===========    ===========

     Sales or purchases of Greate Bay common stock by certain five percent stockholders, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), can cause a "change of control", as defined in Section 382 of the Code, which would limit the ability of Greate Bay to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of annual loss carryforwards available for use would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also effect Greate Bay's future utilization of its loss carryforwards.

     Greate Bay was included in the consolidated federal income tax returns of HCC until HCC distributed the stock of Greate Bay it owned to its shareholders on December 31, 1996. The Internal Revenue Service recently completed an examination of the consolidated federal income tax returns of HCC for the years 1993 through 1996 during which period Greate Bay was included and the consolidated federal income tax returns of Greate Bay for the years 1997 and 1998. Such examinations resulted in adjustments to Greate Bay's consolidated NOL's and deferred tax assets. The Company anticipates no additional tax obligations.

(6)  Transactions with Related Parties

     In April 1997, HCC issued a five-year note in the original amount of $3,800,000 and assigned $13,750,000 undiscounted principal amount ($7,597,000 discounted value) of PPI Funding Notes (see Note 4) and $350,000 of accrued interest due from Greate Bay to PPI Corporation in exchange for the general partnership interest in PML. The $3,800,000 note was payable in monthly installments of $83,000, including interest at the rate of 14% per annum, commencing on May 1, 1997, with additional quarterly variable principal payments commencing on July 1, 1997 in an amount equal to the general

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES partner's share of quarterly cash distributions, as defined, from PML. The note was amended as of the October 1999 acquisition of PCC by HCC (see Note 1) to provide for monthly installments of $83,000 including interest and additional quarterly principal payments of $21,000 beginning January 1, 2000. During December 2001, PPI Corporation assigned the remaining note balance of $1,893,000 and related interest to PPI Funding Corp., a wholly-owned subsidiary. PPI Funding Corp. and HCC agreed to offset the principle balance and accrued interest on the note against a portion of the PPI Funding Notes (see Note 4). The outstanding note balance at December 31, 2000 was $1,893,000. The note balance, along with accrued interest receivable of $243,000, is included in amounts due from affiliates on the accompanying consolidated statement of net liabilities at December 31, 2000. Interest income on the note from HCC amounted to $255,000, $266,000 and $348,000, respectively, during the years ended December 31, 2001, 2000 and 1999.

       Pursuant to a consulting agreement which was terminated as of October 13, 1999 with Hollywood Casino - Tunica, Inc. ("HCT"), the HCC subsidiary which owns and operates the Tunica Casino, PCC received monthly consulting fees of $100,000. Fees earned during 1999 prior to the deconsolidation of PCC on May 25, 1999 amounted to $477,000.

       HCC and its subsidiaries allocate certain general and administrative costs to Greate Bay and its subsidiaries pursuant to services agreements and Greate Bay allocates certain of its administrative costs to HCC. Net allocated costs and fees charged to Greate Bay and its subsidiaries by HCC and its subsidiaries amounted to $382,000 during each of the years ended December 31, 2001 and 2000, and $678,000 during the year ended December 31, 1999. In connection with such charges, net payables in the amount of $6,000 and $19,000 are included in the accompanying consolidated statements of net liabilities at December 31, 2001 and 2000, respectively.

       Prior to its sale by Greate Bay, ACSC provided computer, marketing and other administrative services to the Sands and to HCC and its subsidiaries. Computer services provided included hardware, software and operator support and, for the most part, such services were billed by ACSC at its direct cost plus expenses incurred. ACSC and HCT entered into a Computer Services Agreement dated as of January 1, 1994 and renewed through December 31, 1999 to provide such services and to license or sublicense to HCT computer software necessary to operate HCT's casino, hotel and related facilities and business operations. HCT paid ACSC for such equipment and licensed such software at amounts and on terms and conditions that ACSC provided to unrelated third parties. HCT also paid ACSC a fixed license fee of $33,600 per month. ACSC also provided services to the Aurora Casino through its management agreement with PML. ACSC's service agreements with PML and HCT terminated on October 13 and December 31, 1999, respectively. ACSC continued to provide services to the Aurora Casino on an as needed basis at third party consulting rates. ACSC entered into new maintenance and support agreements with HCT and the Aurora Casino effective as of January 1, 2000 which provided for an aggregate monthly fee of $26,000 (subject to change upon 60 days written notice) plus additional services at rates charged by ACSC to third parties. The agreement had an initial term of one year with automatic annual renewals unless notice of termination was given. ACSC's billings to HCC, HCT and the Aurora Casino for such services amounted to $1,351,000, $950,000 and $1,315,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Unpaid charges from HCC, HCT and the Aurora Casino included in due from affiliates on the accompanying consolidated statements of net liabilities at December 31, 2001 and 2000 amounted to $185,000 and $141,000, respectively. Billings to

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES the Sands amounted to $372,000 and $818,000, respectively, for the years ended December 31, 2000 and 1999. There were no unpaid charges from the Sands on the accompanying consolidated statement of net liabilities at December 31, 2000.

     During 2000, ACSC also provided and installed casino system software to a new HCC-owned casino property constructed in Shreveport, Louisiana (the "Shreveport Casino"). ACSC entered into a similar maintenance and support agreement with the Shreveport Casino effective as of October 12, 2000 at a monthly fee of $11,000 commencing 90 days after installation of ACSC's casino system software. Total amounts billed to the Shreveport Casino for the years ended December 31, 2001 and 2000 amounted to $330,000 and $2,474,000, respectively. The accompanying consolidated statements of net liabilities at December 31, 2001 and 2000 include receivables from the Shreveport Casino in the amounts of $12,000 and $160,000, respectively, in due from affiliates. At December 31, 2000, the accompanying consolidated statement of net liabilities also includes unearned revenues in the amount of $125,000 with respect to the Shreveport Casino installation.

     Interest expense with respect to borrowings from HCC is set forth below:

                                                   Year Ended December 31,
                                            ------------------------------------
                                               2001         2000         1999
                                            ----------   ----------   ----------

PPI Funding Notes (Note 4)                  $6,924,000   $6,241,000   $5,406,000
Short-term borrowings (Note 3)                 787,000      913,000      941,000

     Accretion of interest on the PPI Funding Notes for periods prior to February 17, 2001 is included in the outstanding note payable balances at December 31, 2001 and 2000. Interest accrued on the PPI Funding Notes subsequent to February 17, 2001 (which totaled $6,008,000) is included in interest payable at December 31, 2001. Interest accrued on short-term borrowings at December 31, 2001 and 2000 of $4,422,000 and $3,635,000, respectively, is included in interest payable on the accompanying consolidated statements of net liabilities.

(7)  Investment in Pratt Management, L.P.

     Between April 1, 1997 and the completion of the Restructuring in October 1999 (see Note 1), PCC held the limited partnership interest in PML which earned management fees from the Aurora Casino and incurred operating and other expenses with respect to its management thereof. As the limited partner in PML, PCC received 1% of the first $84,000 of net income earned by the partnership each month and 99% of any income earned above such amount. PML earned management fees amounting to $3,583,000 during 1999 prior to the deconsolidation of PCC on May 25, 1999. PML also incurred operating and other expenses amounting to $498,000 during the comparable periods for which management fees were earned in 1999.

(8)  Regulatory Matters

     Because the casino industry is highly regulated at the state level, ACSC was required to be licensed in order to provide services to casino operators in most jurisdictions. Generally, licensing required that

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

ACSC and its officers, including officers of Greate Bay, be investigated and found suitable by state authorities. In addition, ACSC was required to meet periodic reporting requirements and provide other information to state authorities as requested. The suspension or revocation of a license could have materially impacted ACSC's ability to carry on its business activities.

(9) Summarized Combined Financial Information of and Transactions With Unconsolidated Affiliates

       Greate Bay Holdings, L.L.C. -

       Greate Bay Holdings, L.L.C. was an indirect, wholly owned limited liability subsidiary of Greate Bay formed in October 1999 for the purpose of holding the remaining assets of PCC not acquired by HCC in connection with the Restructuring. Such assets consisted primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings. Greate Bay Holdings, L.L.C. had no operating activities and all transactions, once approved by the Delaware Bankruptcy Court, were accounted for as an adjustment to its net assets and obligations. In accordance with the plan of reorganization confirmed by the Delaware Bankruptcy Court in October 1999, the holders of the PRT Funding Notes received a final distribution of assets of Greate Bay Holdings, L.L.C. in final settlement of their claims in May 2001. Accordingly, because control by Greate Bay of Greate Bay Holdings, L.L.C. was temporary and because all of its net assets had an offsetting liability to the holders of the PRT Funding Notes, the accounts of Greate Bay Holdings, L.L.C. were not included in the accompanying consolidated statements of net liabilities of Greate Bay at December 31, 2000.

       The schedule below sets forth the accounts of Greate Bay Holdings, L.L.C. at December 31, 2000:



     Cash and cash equivalent                                $   108,000
     Receivables from Holdings and its subsidiaries (a)           61,000
     Receivable from Park Place Entertainment                    300,000
                                                             -----------

     Total assets                                                469,000
                                                             -----------

     Accounts payable and accrued liabilities                     14,000
     Due to holders of PRT Funding Notes (a)                     368,000
     Litigation reserve as established by the plan
       of reorganization                                          87,000
                                                             -----------

     Total obligations                                           469,000
                                                             -----------

     Net assets                                              $         -
                                                             ===========

__________________

(a) As a consequence of the confirmation of the Joint Plan, intercompany notes and accrued interest which previously had a carrying amount of $22,368,000 are now considered fully impaired. Greate Bay Holdings, L.L.C. received $711,000 from Holdings during October 2000 in satisfaction of

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES certain receivables and wrote off an additional $107,000 of receivables from Holdings in December 2000. Amounts due to holders of the PRT Funding Notes were correspondingly reduced by $107,000. In January 2001, Greate Bay Holdings, L.L.C. collected the remaining $61,000 from Holdings.

(10)   Commitments and Contingencies

       Greate Bay Chapter 11 Filings -

       On December 28, 2001, Greate Bay, PPI Corporation, PPI Funding Corp. and PCPI Funding Corp., filed voluntary petitions for protection under Chapter 11 of the Bankruptcy Code in the Delaware Bankruptcy Court. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Delaware Bankruptcy Court. ACSC was not included in the bankruptcy filings and continued to conduct business as usual until sold in March 2002.

       Concurrent with the bankruptcy filing, the Debtors filed a joint disclosure statement and a joint Chapter 11 Plan which provided for the pre-confirmation sale of ACSC by Greate Bay. The Plan further provides that proceeds from the sale and any residual cash, after payment in full of normal trade obligations and administrative claims, are to be distributed to HWCC, Greate Bay's sole major third party creditor, in settlement of outstanding obligations. Since the aggregate amount of sales proceeds and residual cash is substantially less than its existing obligations to HWCC, there will be no cash or other assets remaining available for distribution to the Company's shareholders. The sale of ACSC was approved by the Delaware Bankruptcy Court on March 6, 2002 and completed on March 19, 2002.

       Although the Company believes that HWCC is its only creditor (except for minor trade obligations which will be paid in full under the Plan), two alleged creditors have filed claims in the Company's bankruptcy proceeding. LVSI has filed a claim in the amount of $20.1 million alleging breach of contract of a license agreement dated May 19, 1987 concerning the licensing of the "Sands" name and trademark with respect to a property previously operated by a subsidiary of the Company in San Juan, Puerto Rico which was sold in 1997. LVSI has also filed an objection to the HWCC claims. Pratt has filed a claim in the amount of $3 million purporting to represent amounts owing for "services performed" and "wages, salaries and commissions".

       The Company believes the LVSI and Pratt claims are without merit and, accordingly, has filed objections to both claims requesting that the Bankruptcy Court disallow such claims in full. A hearing in the Bankruptcy Court has been scheduled for May 2, 2002 to consider (1) the Company's objections to the foregoing claims, (2) LVSI's objections to the HWCC claims and (3) confirmation of the Plan.

       Greate Bay licensed the "Sands" name under a license agreement dated as of May 19, 1987, which rights with respect to Atlantic City, New Jersey were sublicensed to GBHC. The license agreement has a term of 99 years and requires a royalty payment for each location of the greater of 1.5% of gross room charges, as defined in the agreement, payable monthly, or $100,000 per calendar year. Greate Bay has entered into an agreement with the licensor, LVSI, whereby Greate Bay agreed to relinquish all rights under the license agreement with respect to Atlantic City and LVSI agreed to release Greate Bay from all

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES liability and responsibility with respect to Atlantic City. The agreement became effective on the September 29, 2000 Effective Date of the Joint Plan. The Joint Plan provides for a substituted license agreement between GBHC and the licensor. Greate Bay does not currently operate any properties under the "Sands" name.

       Subsidiary Chapter 7 Filings -

       On June 30, 2000, three inactive, wholly owned, indirect subsidiaries of Greate Bay filed for liquidation under Chapter 7 of the Bankruptcy Code in the Delaware Bankruptcy Court. The subsidiaries were originally formed to acquire property and build a second casino/hotel in Atlantic City, New Jersey. These plans were subsequently abandoned; however, the companies remained in existence pending the outcome of certain litigation which was substantially resolved in 1996. The cases were closed by the Trustee in bankruptcy in December 2000 with final liquidation orders received from the Delaware Bankruptcy Court in November 2001. The filings did not have a significant effect on the operations or financial position of Greate Bay.

(11)   Leases

       Operating Leases -

       Greate Bay and its subsidiaries, primarily ACSC, lease office space and operating equipment under lease agreements accounted for as operating leases. The lease agreements expire at various dates through the year 2005 and several contain automatic renewals unless notice of termination is given. Total rental expense amounted to $523,000, $445,000 and $389,000, respectively, during the years ended December 31, 2001, 2000 and 1999.

       Future minimum lease payments as of December 31, 2001 under operating leases having an initial or remaining noncancellable lease term in excess of one year are as follows:

              2002                                  $   249,000
              2003                                       75,000
              2004                                       11,000
              2005                                        5,000
                                                    -----------

                                                    $   340,000
                                                    ===========

       Capital lease -

       During 2001, ACSC acquired certain equipment under a capital lease. The lease has an effective annual interest rate of 13.4% and expires in February 2004. ACSC's obligations under the lease agreement were secured by the equipment as well as by a $100,000 irrevocable line of credit during the term of the lease. The line of credit, which was subject to renewal in May 2002, was collateralized by a $100,000 temporary cash investment. Additionally, ACSC was required to provide the lessor with periodic financial reports and other financial information. ACSC also entered into a purchase agreement to acquire the equipment upon written notice from the lessor at a cost of $37,000 no earlier than 30 days

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES prior to the expiration of the lease term. The asset under capital lease was no longer in use at December 31, 2001 and is reflected as equipment held for sale at an estimated net realizable value of $70,000 on the accompanying statement of net liabilities (see Note 2). Amortization expense with respect to this asset amounted to $42,000 during the year ended December 31, 2001.

       Future minimum lease payments under the capital lease obligation as of December 31, 2001 were as follows:

                  2002                                           $   91,000
                  2003                                               91,000
                  2004                                               53,000
                                                                 ----------

                  Total minimum lease payments                      235,000
                  Less amount representing interest                 (36,000)
                                                                 ----------
                  Present value of future minimum
                     lease payments                                 199,000
                  Current capital lease obligation                  (69,000)
                                                                 ----------

                  Long-term capital lease obligation             $  130,000
                                                                 ==========

(12)   Supplemental Cash Flow Information

       During December 2001, the Board of Directors of PPI Funding Corp. approved the offset of a portion of the PPI Funding Notes against a note receivable due from HCC (see Note 4). This offset has been excluded from the accompanying consolidated statement of cash flows as a noncash transaction.

       During 2001, ACSC entered into a capital lease obligation for certain operating equipment in the original amount of $250,000 (see Note 11). This offset has been excluded from the accompanying consolidated statement of cash flows as a noncash transaction.

       During 2000, Greate Bay and HCC agreed to offset $146,000 of the outstanding principal balance of certain demand notes due to HCC against certain receivables owing from HCC (see Note 3). This offset has been excluded from the accompanying consolidated statement of cash flows as a noncash transaction.

       As a result of the May 1999 Chapter 11 filings by PCC, NJMI and PRT Funding, and as more fully explained in Note 1, Greate Bay changed to the cost method of accounting for its investment in PCC. Accordingly, the elimination of the following non-cash assets and liabilities from Greate Bay's

                GREATE BAY CASINO CORPORATION AND SUBSIDIARIES consolidated balance sheet has been excluded from the accompanying consolidated statement of cash flows for the year ended December 31, 1999 as a non-cash transaction.

       Net current assets                                     $      463,000
       Investment in PML                                           1,726,000
       Accounts payable and accrued liabilities                   (5,202,000)
       Long-term debt                                            (85,000,000)
                                                              --------------

       Net non-cash liabilities                               $  (88,013,000)
                                                              ==============

(13)   Major Customers

       ACSC's computer service revenues were derived primarily from either system installation contracts or from sales to affiliates. System installation contracts generally required an extended period of time to complete and represented significant, but nonrecurring revenue earned from a given customer. Upon completion of an installation, ACSC would continue to recognize service or maintenance revenues from the customer at a much reduced amount. The following table demonstrates ACSC's dependence on installation contracts and on sales to affiliates:

                                                     Year Ended December 31,
                                                -------------------------------
                                                  2001       2000        1999
                                                --------   --------    --------
Percentage of period revenues
  attributable to installation contracts         75.6%       60.9%       61.3%
Percentage of period revenues attributable
   to affiliate sales                             4.7%       22.9%       22.8%

(14)   Disclosures about Fair Value of Financial Instruments

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

       Cash - The carrying amount equals fair value.

       Temporary cash investment - The carrying amount approximates fair value because of the short maturity of this investment.

       Notes receivable - affiliates - Notes receivable from affiliates are valued at carrying amount.

       As a result of the Chapter 11 filing, long-term debt and related accrued interest payable are subject to compromise and the fair value cannot be determined. At December 31, 2000, the fair value of the debt and related accrued interest was valued at the carrying amount.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

       The estimated carrying amounts and fair values of Greate Bay's financial instruments are as follows:

                                         December 31, 2001                  December 31, 2000
                                    ----------------------------     -----------------------------
                                       Carrying                         Carrying
                                        Amount       Fair Value          Amount        Fair Value
                                    ------------    ------------     -------------   -------------
Financial Assets
   Cash                             $  8,657,000    $  8,657,000     $   5,903,000   $   5,903,000
   Temporary cash investment             100,000         100,000           100,000         100,000
   Notes receivable - affiliates               -               -         1,893,000       1,893,000

Financial Liabilities
    Interest payable                $ 10,430,000    $        n/a     $   3,635,000   $   3,635,000
    Borrowings from affiliates         5,704,000             n/a         5,704,000       5,704,000
    14 7/8% PPI Funding Notes         43,212,000             n/a        46,687,000      46,687,000

(15) Subsequent Event (Unaudited)

       On March 19, 2002, Greate Bay completed the sale of ACSC to Bally Gaming, Inc., a wholly owned subsidiary of Alliance Gaming Corporation, for $14.6 million as part of its Chapter 11 Plan (see Note 1). The proceeds from the sale together with any remaining residual cash, after payment in full of normal trade obligations and administrative claims, are to be distributed to HWCC, Greate Bay's sole major third party creditor, in settlement of outstanding obligations. Since the aggregate amount of sale proceeds and residual cash is substantially less than its existing obligations to HWCC, there will be no cash or other assets remaining available for distribution to the Company's shareholders.

       The following pro forma condensed statement of net liabilities as of December 31, 2001 presents the consolidated net liabilities of Greate Bay and as adjusted to reflect the sale of ACSC as if it had

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES occurred on December 31, 2001. The following pro forma condensed statement of operations for the year ended December 31, 2001 presents the consolidated operations of Greate Bay and as adjusted to reflect the sale of ACSC as if it had occurred on January 1, 2001.

                          Greate Bay Casino Corporation
          Condensed Consolidated Pro Forma Statement of Net Liabilities
                                December 31, 2001

                                  Greate Bay                          Pro Forma            Pro Forma
                                 Consolidated           ACSC         Adjustments           Greate Bay
                                --------------     -------------    --------------       --------------
Cash                            $   8,657,000      $ (6,754,000)    $           -        $   1,903,000
Temporary cash
   investments                        100,000          (100,000)                -                    -
Accounts receivable, net            4,516,000        (4,512,000)                -                4,000
Inventory                             774,000          (774,000)                -                    -
Costs and estimated earnings
   in excess of billings              350,000          (350,000)                -                    -
Due from affiliates                   197,000          (197,000)                -                    -
Operating equipment                   452,000          (451,000)                -                1,000
Equipment held for sale                70,000           (70,000)                -                    -
Net realizable value in
   excess of cost                   6,832,000                 -        (6,832,000)(a)                -
Deposits and other                    469,000          (479,000)          140,000 (b)          130,000
                                 ------------      ------------     -------------        -------------

     Total assets                  22,417,000       (13,687,000)       (6,692,000)           2,038,000
                                 ------------      ------------     -------------        -------------

Capital lease obligations             199,000         (199,000)                 -                    -
Accounts payable                    2,320,000       (2,722,000)           402,000 (b)                -
Accrued salaries and wages            597,000         (596,000)                 -                1,000
Unearned revenues                   2,264,000       (2,264,000)                 -                    -
Other current liabilities             138,000         (138,000)                 -                    -
Liabilities subject to
   compromise:
   Affiliate borrowings             5,704,000                -                  -            5,704,000
   Long-term debt                  43,212,000                -                  -           43,212,000
   Interest                        10,430,000                -                  -           10,430,000
   Other                               90,000                -                  -               90,000
Reserve for estimated
   costs of liquidation               954,000                -                  -              954,000
                                 ------------    -------------      -------------        -------------

     Total liabilities             65,908,000       (5,919,000)           402,000           60,391,000
                                 ------------    -------------      -------------        -------------

     Net liabilities             $(43,491,000)   $  (7,768,000)     $  (7,094,000)       $ (58,353,000)
                                 ============    =============      =============        =============

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                          Greate Bay Casino Corporation
            Condensed Consolidated Pro Forma Statement of Operations
                      For the Year Ended December 31, 2001

                                 Greate Bay                             Pro Forma              Pro Forma
                                Consolidated           ACSC            Adjustments            Greate Bay
                                -------------     ---------------    ---------------        ---------------
Revenues                        $ 36,029,000      $  (36,029,000)    $            -         $            -
                                -------------     ---------------    ---------------        ---------------

Expenses:
   Cost of sales                  14,462,000         (14,462,000)                 -                      -
   System development              7,291,000          (7,291,000)                 -                      -
   Marketing                       1,519,000          (1,519,000)                 -                      -
   General and administrative      4,539,000          (3,247,000)          (172,000)(c)          1,120,000
   Write down of equipment           138,000            (138,000)                 -                      -
   Depreciation                      248,000            (248,000)                 -                      -
                                ------------      ---------------    ---------------        ---------------

     Total expenses               28,197,000         (26,905,000)          (172,000)             1,120,000
                                -------------     ---------------    ---------------        ---------------

Income (loss) from operations      7,832,000          (9,124,000)           172,000             (1,120,000)

Interest income                      511,000            (168,000)                 -                343,000
Interest expense                  (7,738,000)             25,000          2,172,000 (d)         (5,541,000)
                                -------------     ---------------    ---------------        ---------------

Income (loss) before taxes           605,000          (9,267,000)         2,344,000             (6,318,000)

Income tax provision                (872,000)          3,703,000         (2,832,000)(e)             (1,000)
                                ------------      ---------------    ---------------        ---------------

Net loss                        $   (267,000)     $   (5,564,000)    $     (488,000)        $   (6,319,000)
                                ============      ===============    ===============        ===============

_______________

(a)   Eliminate write up of ACSC's net assets to estimated realizable value.
(b) Eliminate ACSC's Federal income tax assets and liabilities under its intercompany tax sharing agreement.
(c) Eliminate administrative costs incurred in connection with the sale of ACSC.
(d) Apply estimated proceeds from sale of ACSC to reduce Greate Bay's obligations and, accordingly, reduce its interest expense.
(e) Eliminate ACSC's Federal tax provision under its intercompany tax sharing agreement.

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

(16)   Selected Quarterly Financial Data (Unaudited)

                                                                    Quarter
                                        -----------------------------------------------------------------
                                             First           Second            Third            Fourth
                                        -------------    -------------    -------------     -------------
Year ended
  December 31, 2001:
Net revenues                            $   6,525,000    $  10,388,000    $  10,505,000     $   8,611,000
                                        =============    =============    =============     =============

Net (loss) income                       $    (935,000)   $     197,000    $    (973,000)    $   1,444,000
                                        =============    =============    =============     =============

Net (loss) income
  per common share                      $        (.18)   $         .04    $        (.19)    $         .28
                                        =============    =============    =============     =============

Year ended
  December 31, 2000:
Net revenues                            $     717,000    $   4,148,000    $   4,644,000     $   4,612,000
                                        =============    =============    =============     =============

Net loss                                $  (2,525,000)   $  (1,545,000)   $  (1,150,000)    $  (1,377,000)
                                        =============    =============    =============     =============

Net loss per
  common share                          $        (.49)   $        (.30)   $        (.22)    $        (.26)
                                        =============    ============     =============     =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Greate Bay had no disagreements with its independent accountants to report under this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Certain information is set forth below concerning the executive officers and directors of Greate Bay Casino Corporation ("Greate Bay" or the "Company").

      Name                      Age                  Position
      ----                      ---                  --------

John C. Hull ................    63       Chairman of the Board, Chief
                                          Executive Officer and Director

Edward T. Pratt III .........    46       President and Chief Operating
                                          Officer

Edward T. Pratt, Jr. ........    78       Vice Chairman of the Board,
                                          Treasurer and Director

William D. Pratt ............    73       Executive Vice President, General
                                          Counsel, Secretary and Director

Lawrence C. Cole ............    55       Vice President for Management
                                          Information Systems

Charles F. LaFrano III ......    47       Vice President

Jack E. Pratt ...............    75       Director and formerly Chief
                                          Executive Officer of the Company

Bernard A. Capaldi ..........    59       Director

Michael J. Chesser ..........    53       Director

       Business Experience for Past Five Years

       John C. Hull was elected to the positions shown above on January 2, 1998. He previously served as Corporate Controller of the Company since November 1994. Mr. Hull also served from April 1994 until January 1998 as Corporate Controller for Hollywood Casino Corporation ("HCC") which, prior to December 31,1996, owned approximately 80% of the outstanding common stock of the Company. Mr. Hull also served as Principal Accounting Officer for GB Holdings, Inc. ("Holdings") and GB Property Funding Corp. from November 1994 until January 1998. On January 5, 1998, these Greate Bay subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. Mr. Hull was elected President, Chief Executive Officer and director of Pratt Casino Corporation ("PCC"), PRT Funding Corp. ("PRT Funding") and New Jersey Management, Inc. ("NJMI"), all wholly owned subsidiaries of the Company, on January 2, 1998 and served in such positions at the time of the filings by such companies of petitions for relief under Chapter 11 of the United States Bankruptcy Code on May 25, 1999. Mr. Hull also previously served as Principal Accounting Officer of PCC and PRT Funding until January 1998. Mr.

Hull was elected to the positions of Vice President and Assistant Secretary of PPI Corporation on November 26, 2001. He was also elected as Vice President and Assistant Secretary of PCPI Funding Corp. and PPI Funding Corp. on November 26, 2001 and has served as the Principal Accounting Officer for both companies for more than five years. On December 28, 2001, these Greate Bay subsidiaries filed petitions for protection under Chapter 11 of the United States Bankruptcy Code.

       Edward T. Pratt, Jr. has served as Vice Chairman of the Board and as director and executive officer of the Company for more than five years. On December 28, 2001, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code. He has also served as a director of HCC for more than five years and, prior to August 10, 2001, served as HCC's Vice Chairman of the Board, Vice President and Treasurer. Mr. Pratt also served until his resignation from such positions on January 2, 1998 as Vice Chairman of the Board of Directors of Holdings and of GB Property Funding Corp. and as a director of Greate Bay Hotel and Casino, Inc. ("GBHC"). On January 5, 1998, these three Greate Bay subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. Mr. Pratt was elected Chief Financial Officer, Principal Accounting Officer and a director of PCC, PRT Funding and NJMI on January 2, 1998 and served in such positions at the time of the filings by such companies of petitions for relief under Chapter 11 of the United States Bankruptcy Code on May 25, 1999. He also served as Vice Chairman of the Board of Directors of PCC and PRT Funding from September 1993 to January 1, 1998 and as Executive Vice President, Treasurer and a director of NJMI for more than five years prior to January 1, 1998. Mr. Pratt also served as Vice President, Treasurer and a director of Pratt-Hollywood, Inc. ("PHI") and as a director of BPHC Acquisition, Inc. ("Acquisition") and BPHC Parking Corp. ("Parking") prior to his resignation from such positions in July 2000. On June 30, 2000, these three subsidiaries of the Company filed petitions for liquidation under Chapter 7 of the United States Bankruptcy Code. Mr. Pratt has also served for more than five years as Vice President, Treasurer and a director of both PPI Corporation and PCPI Funding Corp. and as Vice Chairman of the Board of PPI Funding Corp. On December 28, 2001, these three Greate Bay subsidiaries filed petitions for protection under Chapter 11 of the United States Bankruptcy Code.

     William D. Pratt has served as Executive Vice President, Secretary and as director of the Company for more than five years. He currently serves as General Counsel and, prior to May 1995, served as General Counsel of the Company for more than five years. On December 28, 2001, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code. He has also served as a director of HCC for more than five years and, prior to August 10, 2001, served as HCC's Executive Vice President, Secretary and General Counsel. Mr. Pratt also served until his resignation from such positions on January 2, 1998 as Executive Vice President, General Counsel and Secretary of Holdings and of GB Property Funding Corp. and as a director of GBHC. On January 5, 1998, these three Greate Bay subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Pratt also served until his resignation from such positions in January 1998 as Executive Vice President, General Counsel, Secretary and a director of PCC and PRT Funding and as Vice President, Secretary and a director of NJMI. On May 25, 1999, these three subsidiaries of the Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Pratt also served as Vice President, Secretary and a director of PHI and as Secretary and a director of Acquisition and Parking prior to his resignation from such positions in July 2000. On June 30, 2000, these three subsidiaries of the Company filed petitions for liquidation under Chapter 7 of the United States Bankruptcy Code. Mr. Pratt has also served for more than five years as Vice President, Secretary and a director of both PPI Corporation and PCPI Funding Corp. and as Executive Vice President, General Counsel, Secretary and a director of PPI Funding Corp. On December 28, 2001, these three Greate Bay subsidiaries filed petitions for protection under Chapter 11 of the United States Bankruptcy Code.

       Edward T. Pratt III was elected President and Chief Operating Officer of the Company in November 1995. From May 1987 until November 1995, he served the Company as Executive Vice

President -- Development and Corporate Affairs. On December 28, 2001, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code. He also serves as Chairman of the Board, President and Chief Executive Officer of HCC. Mr. Pratt served until his resignation from such positions on January 2, 1998 as President, Chief Operating Officer and a director of Holdings and as Executive Vice President and a director of GB Property Funding Corp. On January 5, 1998, these Greate Bay subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Pratt was elected Executive Vice President and Secretary of PCC, PRT Funding and NJMI on January 2, 1998 and served in such positions at the time of the filings by such companies of petitions for relief under Chapter 11 of the United States Bankruptcy Code on May 25, 1999. He also served as President, Chief Operating Officer and a director of PCC and as Executive Vice President and a director of PRT Funding from September 1993 to January 1, 1998. Mr. Pratt also served as Vice President and Assistant Treasurer of PHI prior to his resignation from such positions in July 2000. On June 30, 2000, this subsidiary of the Company filed a petition for liquidation under Chapter 7 of the United States Bankruptcy Code. Mr. Pratt has also served for more than five years as Vice President of PPI Corporation, as Vice President and Assistant Treasurer of PCPI Funding Corp. and as Executive Vice President and a director PPI Funding Corp. He was elected a director of PPI Corporation in January 1998. Prior to June 1998, he also served as Assistant Treasurer of PPI Corporation and subsequently served as Assistant Secretary. On December 28, 2001, PPI Corporation, PCPI Funding Corp. and PPI Funding Corp. filed petitions for protection under Chapter 11 of the United States Bankruptcy Code.

       Lawrence C. Cole has served as Vice President of Management Information Systems of the Company since December 1987. On December 28, 2001, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code. Mr. Cole also served as Chief Executive Officer and President of Advanced Casino Systems Corporation ("ACSC") which, prior to March 19, 2002, was a subsidiary of the Company which licensed software for automated casino accounting and control systems.

     Charles F. LaFrano III has served as Vice President and Assistant Secretary of the Company since September 1988. He also served as Corporate Controller (Principal Accounting Officer) of the Company from September 1988 until November 1994. On December 28, 2001, the Company filed a petition for protection under Chapter 11 of the United States Bankruptcy Code. He also serves as Vice President of Finance for HCC. Mr. LaFrano served until his resignation from such positions on January 2, 1998 as Vice President and Assistant Secretary of Holdings and GB Property Funding Corp. On January 5, 1998, these Greate Bay subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. LaFrano served until his resignation from such positions in January 1998 as Vice President and Assistant Secretary of PCC and PRT Funding. On May 25, 1999, PCC and PRT Funding filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. LaFrano has also served for more than five years as Vice President of PCPI Funding Corp. and as Vice President and Assistant Secretary of PPI Funding Corp. On December 28, 2001, these Greate Bay subsidiaries filed petitions for protection under Chapter 11 of the United States Bankruptcy Code.

       Jack E. Pratt has served as a director of the Company for more than five years. He has also served as a director of HCC for more than five years and, prior to August 10, 2001, served as HCC's Chairman of the Board and Chief Executive Officer. Mr. Pratt served as Chairman of the Board of Directors and Chief Executive Officer of Holdings and GBHC and as Chairman of the Board of Directors, President and Chief Executive Officer of GB Property Funding Corp. until his resignation from such positions on January 2, 1998. On January 5, 1998, these three Greate Bay subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Pratt served until his resignation from such positions in January 1998 as Chairman of the Board and Chief Executive Officer of PCC, Chairman of the Board, President and Chief Executive Officer of PRT Funding and Chairman of the Board and President of NJMI. On May 25, 1999, these three subsidiaries of the Company filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Pratt also served as a President and a director of PHI, Acquisition and Parking prior to his resignation from such positions in July 2000. On June 30, 2000, these three subsidiaries of the Company filed petitions for liquidation under Chapter 7 of the United States Bankruptcy Code. Mr. Pratt also served as Chairman of the Board and Chief Executive Officer of Greate Bay prior to his resignation from such positions on January 2, 1998. He has also served for more than five years as President and a director of both PPI Corporation and PCPI Funding Corp. and as Chairman of the Board and Chief Executive Officer of PPI Funding Corp. On December 28, 2001, Greate Bay and these three subsidiaries filed petitions for protection under Chapter 11 of the United States Bankruptcy Code.

       Bernard A. Capaldi is a certified public accountant and is a principal of Capaldi, Reynolds & Associates, P.A., C.P.A.'s in New Jersey, and has held such position since 1965. He is also the Chairman of the Board of Shore Memorial Hospital's parent holding company. Mr. Capaldi also served as a director of PCC, PRT Funding and NJMI at the time they filed for protection under Chapter 11 of the United States Bankruptcy Code on May 25, 1999.

       Michael J. Chesser was elected to the Board of Directors of the Company on September 9,1997. He is currently Chairman and Chief Executive Officer of United Water. From April 2000 to December 2001, Mr. Chesser served as President and Chief Executive Officer of GPU Energy. He previously served as President, Chief Executive Officer and a director of Itron, Inc. from June 1999 until April 2000. From May 1998 until June 1999, Mr. Chesser was self employed as a business consultant. Prior to that, he served as President and Chief Operating Officer of Atlantic Energy Corporation from 1994 until May 1998 and served as a director of such company from 1996 until 1997. Mr. Chesser also served as a director of PCC, PRT Funding and NJMI at the time of the filings by such companies of petitions for relief under Chapter 11 of the United States Bankruptcy Code on May 25, 1999.

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

ITEM 11.  EXECUTIVE COMPENSATION

       Summary of Cash and Certain Other Compensation

       The following table provides certain summary information concerning compensation paid or accrued by the Company, and its subsidiaries to or on behalf of the Company's Chief Executive Officer and its other compensated executive officer determined as of the end of the last fiscal year (hereafter referred to as the named executive officers) for the fiscal years ended December 31, 2001, 2000 and 1999. No other executive officers of the Company receive compensation for their services.

                                                                                    Long-Term
                                                    Annual Compensation            Compensation
                                             ---------------------------------
                                                                 Other Annual        Awards/        All Other
  Name and Principal Position       Year     Salary      Bonus   Compensation       Options     Compensation (1)
  ---------------------------       ----   ---------  ---------  -------------    ------------  ----------------
John C. Hull (2)                    2001   $ 215,000  $  35,000     $    -              -          $   4,250
   Chief Executive Officer and      2000     228,077     35,000          -              -              4,250
   Chairman of the Board of         1999     300,000    150,000          -              -              4,000
   Directors of the Company

Lawrence C. Cole                    2001     323,268    479,264          -              -              4,250
   Vice President of Management     2000     320,307     54,833          -              -              4,250
   Information Systems of the       1999     287,323     50,000          -              -              4,000
   Company

__________________

(1) Includes matching contributions by the Company to The Hollywood Casino Corporation Retirement Savings Plan on behalf of the named executive officer. See also "Employee Retirement Savings Plan" below.

(2) Amounts shown for John C. Hull represent payments by the Company to HCC for services provided by Mr. Hull.

       Option Exercises and Holdings

       The Pratt Hotel Corporation 1990 Incentive Stock Option Plan (the "Plan") has expired. No options under the Plan were granted or exercised during 2001 and no unexercised options remain outstanding.

       Employment Contracts

       During the year ended December 31, 2001, John C. Hull, Chief Executive Officer of the Company, was under an employment agreement as amended as of January 1, 2001 and continuing through December 31, 2001. Mr. Hull's employment contract was further amended effective as of December 3, 2001 to extend the term to the date of entry of a final decree in the Chapter 11 bankruptcy action of the Company, unless sooner terminated in accordance with the agreement, and provide for an annual base salary of $215,000, a bonus for the calendar year 2001 in the amount of $35,000 and a bonus for the calendar year 2002 in the amount of $50,000 which shall be due and payable upon the successful consummation of the Company's plan of reorganization as part of its Chapter 11 bankruptcy action.

       Lawrence C. Cole, Vice President of Management Information Systems of the Company served under an employment contract, as amended on November 30, 1998, with ACSC. The employment agreement was amended as of September 20, 2001 and further amended as of December 19, 2001 and continues through December 31, 2003 unless sooner terminated by one of the respective parties. The terms of Mr. Cole's amended contract provides for a minimum annual base salary of $275,000 subject to annual increases based on changes in the Consumer Price Index, as defined in the employment contract, a monthly transportation allowance of $800 effective as of December 19, 2001 and an incentive bonus based on 5% of Net Operating Results, as such term is defined in the agreement.

       Mr. Cole's agreement also provides that in the event of a sale of ACSC to an unaffiliated third party, Mr. Cole is to receive incentive compensation to be paid by HCC in the amount of 5% of the Proceeds up to $8 million, 10% of the Proceeds in excess of $8 million and 15% of the Proceeds in excess of $15 million, as the term "Proceeds" is defined in the agreement. In the event that ACSC is sold to an entity in which Mr. Cole is involved as an officer of shareholder or with which he assisted in obtaining equity or debt financing to acquire ACSC, Mr. Cole's incentive compensation as described above is to be reduced by 50%. In addition to the above, in the event of either type of sale of ACSC, Mr. Cole may, within 30 days of consummation of the sale, terminate his employment agreement. ACSC shall accept such termination effective 180 days following notice with the terms of the employment agreement remaining in effect during such period of time. Within 90 days of the termination of the employment agreement under such conditions, ACSC will be required to pay one-third and HCC will be required to pay two-thirds of the remaining base salary due Mr. Cole through December 31, 2003 under his employment agreement.

       Employee Retirement Savings Plan

       Employees of the Company participate in The Hollywood Casino Corporation Retirement Savings Plan (the "Savings Plan"). The Savings Plan is qualified under the requirements of section 401(k) of the Code allowing participating employees to benefit from the tax deferral opportunities provided therein. All employees of the Company who have completed 90 days of service, as defined, and who have attained the age of 21, are eligible to participate in the Savings Plan.

       The Savings Plan provides for a matching contribution by the Company based upon certain criteria, including levels of participation by the Company's employees. The Company incurred matching contributions totaling approximately $58,000 for the year ended December 31, 2001.

       Compensation of Directors

       Nonemployee directors of the Company received an annual fee of $40,000 for service on the Board of Directors and $1,000 for each Board meeting attended. The Board of Directors of the Company held one regularly scheduled meeting and one special meeting during the year ended December 31, 2001. The Board of Directors of the Company has Audit, Compliance and Compensation Committees, but does not have a standing nominating committee. Nonemployee members of the Audit Committee and Compliance Committee receive an annual fee of $2,500 for service on each committee and $500 for each committee meeting attended. Nonemployee members of the Compensation Committee receive a fee of $1,000 for each committee meeting attended. The Audit Committee, which is comprised of Edward T. Pratt, Jr., Bernard A. Capaldi and Michael J. Chesser, met once during 2001. The Compliance Committee, which is comprised of Edward T. Pratt, Jr., William D. Pratt and Bernard A Capaldi, met four times during 2001. The meeting with respect to the fourth quarter of 2001 was held on January 17, 2002 and the meeting with respect to the fourth quarter of 2000 was held on January 16, 2001. The Compensation Committee, which is comprised of Bernard A. Capaldi, Michael J. Chesser and Jack E. Pratt met once during 2001.

       Compensation Committee Interlocks and Insider Participation

       The Compensation Committee of the Board of Directors of the Company is comprised of Bernard A. Capaldi, Michael Chesser and Jack E. Pratt. Neither Mr. Chesser nor Mr. Capaldi is a former or current officer or employee of the Company or any of its subsidiaries. Jack E. Pratt served as an executive officer and director of the Company until January 2, 1998 and served as an executive officer of HCC until August 2001 and continues to serve as a director of HCC.


                      REPORT OF THE COMPENSATION COMMITTEE

       As members of the Compensation Committee, it has been our duty to review compensation levels of members of management, to evaluate the performance of management and to consider management succession and related matters. The Compensation Committee has reviewed with the Board in detail all aspects of compensation for all executive officers.

       The compensation policy of the Company, which has been endorsed by the Compensation Committee, is that the annual compensation of each officer was established to reward long-term strategic management and the enhancement of stockholder value, as well as to attract and retain key executives critical to the long-term success of the Company. Such compensation related to and was contingent upon the contributions, responsibilities and relative position in the Company of each individual officer, as well as the relative performance of the Company. The Compensation Committee also considered competition within the rapidly expanding gaming industry for experienced personnel as well as other subjective considerations in its deliberations regarding executive compensation.

       Mr. John C. Hull was elected to the position of Chief Executive Officer of the Company effective January 2, 1998. Mr. Hull entered into an amended employment agreement (the "Hull Agreement") effective as of January 1, 2001. The terms of the Hull Agreement called for an annual base salary of $215,000 and a bonus of $35,000. The Hull Agreement, which would have expired on December 31, 2001, was further amended effective as of December 3, 2001 to extend the term to the date of entry of a final decree in the Chapter 11 bankruptcy action of the Company, unless sooner terminated in accordance with the agreement, and provide for an annual base salary of $215,000, a bonus for the calendar year 2001 in the amount of $35,000 and a bonus for the calendar year 2002 in the amount of $50,000 which shall be due and payable upon the successful consummation of the Company's plan of reorganization as part of its Chapter 11 bankruptcy action.

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

                          Greate Bay Casino Corporation
                             Stock Price Performance
                             (January 1, 1997 = 100)

                                                                    Greate Bay
                                  Equity             Casino           Casino
             Date                 Index              Index          Corporation
             ----                 -----              -----          -----------

       January 1, 1997            100.0              100.0             100.0
       March 31, 1997             101.1               90.0              85.7
       June 30, 1997              118.3               97.3              78.6
       September 30, 1997         128.9              114.4              78.6
       December 31, 1997          131.8               90.9              71.4
       March 31, 1998             149.3              101.4              57.1
       June 30, 1998              152.6               91.2              28.6
       September 30, 1998         135.4               61.0              14.3
       December 31, 1998          164.6               65.1              11.6
       March 31, 1999             171.2               84.4              13.4
       June 30, 1999              184.2               94.4               3.6
       September 30, 1999         172.0              101.0              19.6
       December 31, 1999          202.0              100.2               7.1
       March 31, 2000             210.2               93.8              12.5
       June 30, 2000              201.6              108.1               4.6
       September 29, 2000         202.6              129.9               5.1
       December 29, 2000          183.3              109.5               0.6
       March 30, 2001             160.0              107.9               1.1
       June 29, 2001              170.9              124.4               1.8
       September 28, 2001         144.2               86.6               1.1
       December 31, 2001          161.5              120.7               1.1

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Security Ownership of Certain Beneficial Owners

       Based on filings with the Securities and Exchange Commission, no persons, other than certain directors of the Company, are known who beneficially owned more than 5% of the outstanding Common Stock as of the March 29, 2002.

       Security Ownership of Management

       The following table presents the number of shares of Common Stock beneficially owned by each director, nominee for director and executive officer named under Item 11. "Executive Compensation" and by all current directors and officers of the Company as a group as of March 29, 2002:

                                           Shares of             Percentage of
                                          Common Stock            Outstanding
                                          Beneficially              Common
Beneficial Owner                           Owned (a)                Stock
----------------                 ----------------------          -------------

Jack E. Pratt .......................        877,336(b)                16.9%
Edward T. Pratt, Jr. ................        180,469                    3.5%
William D. Pratt ....................         89,301(c)                 1.7%
Edward T. Pratt III .................        314,698(d)                 6.1%
John C. Hull ........................             --                     --
Bernard A. Capaldi, CPA .............             --                     --
Michael J. Chesser ..................             --                     --
Lawrence C. Cole ....................             --                     --
All directors and officers as
  a group (9 individuals) ...........      1,461,804                   28.2%

______________________

(a) Except as otherwise described, each individual has the sole power to vote and dispose of the Common Stock beneficially owned by him.

(b) Beneficial ownership is attributable to the following: (1) C.A. Pratt Partners, Ltd., a Texas limited partnership of which Jack E. Pratt is the General Partner, owns 58,106 shares (1.1%) of the outstanding common stock of the Company and (2) Mr. Pratt, as custodian for his minor children holds 160,492 shares (3.1%) of the outstanding common stock of the Company.

(c) Beneficial ownership is attributable to the WDP Jr. Family Trust, for which Mr. Pratt is the Trustee, which owns 27,452 shares (less than 1%) of the outstanding common stock of the Company.

(d) Beneficial ownership is attributable to 232,188 shares (4.5%) of the outstanding common stock of the Company owned of record by siblings of Mr. Pratt and subject to a proxy giving him the right to vote such shares and prohibiting the transfer of such shares without his approval.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Hollywood Casino Corporation. During 1990, PBC, Inc., a predecessor company to HCC, which was then wholly owned by members of the Pratt family, acquired approximately $38.8 million of unsecured notes (the "PCPI Notes") issued by PCPI Funding Corp., a subsidiary of the Company. As part of a refinancing in February 1994 of virtually all of the Company's casino-related outstanding debt, a newly formed subsidiary of the Company issued approximately $40.5 million discounted principal amount of new deferred interest notes (the "PPI Funding Notes") in exchange for the $38.8 million principal amount of PCPI Notes held by HCC. Interest expense accreted and accrued with respect to the PPI Funding Notes for the year ended December 31, 2001 amounted to $6.9 million. The PPI Funding Notes were discounted to yield 14 7/8% interest per annum and had an original face value of $110.6 million. Subsequent principal payments, the offset by a note receivable due from HCC during December 2001 (as discussed below), the assignment of a portion of the PPI Funding Notes in 1997 (as discussed below) and the forgiveness of $37 million undiscounted fair value of the PPI Funding Notes by HCC in 1997 have reduced the maturity value to $43.2 million.

        The Company and its subsidiaries have also borrowed funds from HCC for various purposes. Such loans have including $6.5 million borrowed on a demand basis at the rate of 13.75% per annum and a $250,000 loan at the rate of 14% per annum which became due on April 1, 1998 and remains outstanding. During October 2000, Greate Bay paid $900,000 of the outstanding principal balance and reached an agreement with HCC to offset an additional $146,000 of principal against other receivables due from HCC while negotiations to restructure the debt continued. As a result of these transactions, the balance outstanding at December 31, 2001 has been reduced to $5.7 million. Interest expense on the borrowings from HCC amounted to $787,000 for the year ended December 31, 2001. Interest payable to HCC with respect to such borrowings amounted to $4.4 million at December 31, 2001.

        Hollywood Casino - Aurora, Inc. ("HCA"), a wholly owned subsidiary of HCC, was organized for the purpose of developing and owning a riverboat gaming facility in Aurora, Illinois, (the "Aurora Casino") which commenced operations on June 17, 1993. Effective as of April 1, 1997, PPI Corporation, a subsidiary of the Company, sold its general partnership interest in the limited partnership which held the management contract on the Aurora Casino to a subsidiary of HCC. The subsidiary of the Company received from HCC a five-year note in the original amount of $3.8 million, $7.6 million discounted principal amount of PPI Funding Notes (see above) and the assignment of certain accrued interest receivable in exchange for the general partnership interest. The $3.8 million note, as amended as of October 12, 1999, provided for monthly installments of $83,000 including interest and additional quarterly principal payments of $21,000 beginning January 1, 2000. Interest earned on the note amounted to $255,000 during the year ended December 31, 2001. During December 2001, PPI Corporation assigned the remaining note balance and related interest from HCC totaling $2,391,000 to PPI Funding Corp., its wholly owned subsidiary. PPI Funding Corp. and HCC agreed to offset the principle balance and accrued interest against a portion of the PPI Funding Notes. HCC then assigned its remaining PPI Funding Notes to HWCC and PPI Funding Corp. made a $2 million cash payment to HWCC - Holdings, Inc. ("HWCC", a wholly owned subsidiary of HCC).

        On December 28, 2001, Greate Bay and three of its wholly owned subsidiaries, PPI Corporation, PPI Funding Corp. and PCPI Funding Corp. (collectively, the "Debtors"), filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Delaware Bankruptcy Court. ACSC was not included in the bankruptcy filings and continued to conduct business as usual until sold in March 2002.

        Concurrent with the bankruptcy filing, the Debtors filed a joint disclosure statement and a joint Chapter 11 Plan (the "Plan") which provided for the pre-confirmation sale of ACSC by Greate Bay. The Plan further provides that the proceeds from the sale and any residual cash, after payment in full of normal trade obligations and administrative claims, are to be distributed to HWCC, Greate Bay's sole major third party creditor, in settlement of outstanding obligations. Since the aggregate amount of the sale proceeds and residual cash is substantially less than its existing obligations to HWCC, there will be no cash or other assets remaining available for distribution to the Company's shareholders. The sale of ACSC was approved by the Delaware Bankruptcy court on March 6, 2002 and completed on March 19, 2002.

        Although the Company believes that HWCC is its only creditor (except for minor trade obligations which will be paid in full under the Plan), two alleged creditors have filed claims in the Company's bankruptcy proceeding. Las Vegas Sands, Inc. ("LVSI") has filed a claim in the amount of $20.1 million alleging breach of contract of a license agreement dated May 19, 1987 concerning the licensing of the "Sands" name and trademark with respect to a property previously operated by a subsidiary of the Company in San Juan, Puerto Rico which was sold in 1997. LVSI has also filed an objection to the HWCC claims. William D. Pratt, Jr. ("Pratt") has filed a claim in the amount of $3 million purporting to represent amounts owing for "services performed" and "wages, salaries and commissions".

        The Company believes the LVSI and Pratt claims are without merit and, accordingly, has filed objections to both claims requesting that the Bankruptcy Court disallow such claims in full. A hearing in the Bankruptcy Court has been scheduled for May 2, 2002 to consider (1) the Company's objections to the foregoing claims, (2) LVSI's objections to the HWCC claims and (3) confirmation of the Plan.

        The Company and its subsidiaries share certain general and administrative costs with HCC pursuant to services agreements and the Company allocates certain of its administrative costs to HCC. Net allocated costs and fees charged to the Company by HCC amounted to $382,000 during the year ended December 31, 2001. A payable in the amount of $6,000 in connection with such allocated costs and fees was due to HCC at December 31, 2001.

        Prior to its sale by Greate Bay, ACSC provided computer, marketing and other administrative services to HCC and its subsidiaries. Computer services provided included hardware, software and operator support and, for the most part, such services were billed by ACSC at its direct cost plus expenses incurred. ACSC entered into new maintenance and support agreements with HCC's casino facilities in Aurora, Illinois and Tunica, Mississippi effective as of January 1, 2000 which provided for an aggregate monthly fee of $26,000 (subject to change upon 60 days written notice) plus additional services at rates charged by the subsidiary to third parties. The agreement had an initial term of one year with automatic annual renewals unless notice of termination was given. Billings to HCC and its casino facilities for such services amounted to $1.4 million for the year ended December 31, 2001. Unpaid charges from HCC and its subsidiaries at December 31, 2001 amounted to $185,000.

        During 2001, ACSC also provided and installed casino system software to a new HCC-owned casino property constructed in Shreveport, Louisiana (the "Shreveport Casino"). ACSC entered into a similar maintenance and support agreement with the Shreveport Casino effective as of October 12, 2000 at a monthly fee of $11,000 commencing 90 days after installation of ACSC's casino system software. Total amounts billed during 2001 to the Shreveport Casino amounted to $330,000. Receivables in the amount of $12,000 were outstanding at December 31, 2001 with respect to the Shreveport Casino.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

(a)    The following documents are filed as a part of this report:

       1.     Financial Statements

              The financial statements filed as part of this report are listed on the Index to Financial Statements on page 18.

       2.     Financial Statement Schedule

       --     Independent Auditors' Report
       --     Schedule II; Valuation and Qualifying Accounts

              All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

       3.     Exhibits

           @3.1    --   Certificate of Incorporation of Pratt Hotel Corporation
                        ("PHC", now known as Greate Bay) as amended.
                        (Exhibit 3.1)
          ##3.2    --   Amendment to Certificate of Incorporation of PHC.
                        (Exhibit 3.2)
           @3.3    --   Amended Bylaws of PHC.  (Exhibit 3.2)
          ++9.1    --   Voting Trust Agreement dated as of December 29, 1998 by
                        and among Jill Pratt Laferney, formerly Jill A. Pratt,
                        and John R. Pratt and Jack E. Pratt, Sr. (Exhibit 9.1)
          ++9.2    --   Voting Trust Agreement dated as of December 29, 1998 by
                        and among Shawn Denise Bradshaw and Michael Shannan
                        Pratt and William D. Pratt, Sr. (Exhibit 9.2)
          ++9.3    --   Voting Trust Agreement dated as of December 29, 1998 by
                        and among Carolyn S. Hickey, Diana Pratt-Wyatt, formerly
                        Diana L. Heisler, and Sharon A. Naftel, formerly Sharon
                        R. Nash, and Edward T. Pratt III. (Exhibit 9.3)
            9.4    --   First Amendment to Voting Trust Agreement dated as of
                        December 30, 2001 by and among Carolyn S. Hickey, Diana
                        Pratt-Wyatt, formerly Diana L. Heisler, and Sharon A.
                        Naftel, formerly Sharon R. Nash, and Edward T. Pratt
                        III.
         ++10.1    --   Management and Administrative Services Agreement dated
                        October 1, 1998, by and between Hollywood Casino
                        Corporation ("HCC") and Greate Bay. (Exhibit 10.1)
          +10.2    --   Tax Allocation Agreement by and among PHC, PPI
                        Corporation, Greate Bay Hotel Corporation, Pratt Casino
                        Properties, Pacsa No. 2, Inc., Pacsa No. 3, Inc., Pratt
                        Hotel Funding, Inc. and Greate Bay Property Funding
                        Corp., effective as of January 1, 1987.  (Exhibit 10.17)
          +10.3    --   Tax Allocation Agreement by and among Pratt Casino
                        Properties, BPHC Acquisition, Inc., PHMI, Greate Bay
                        Casino Corporation, PCPI Funding Corp. and GBHC
                        effective as of January 1, 1987.  (Exhibit 10.18)
         ++10.4    --   Amendment to Employment Agreement dated November 30,
                        1998, between ACSC and Lawrence C. Cole.  (Exhibit 10.9)
          #10.5    --   Employment Agreement dated as of February 13, 2000
                        between Greate Bay and John C. Hull. (Exhibit 10.9)

           @@@10.6    --  Second Amendment to Employment Agreement dated as of
                          September 20, 2001 among ACSC and Lawrence C. Cole.
                          (Exhibit 10.1)
           ###10.7    --  Third Amendment to Employment Agreement dated as of
                          December 19, 2001 among ACSC and Lawrence C. Cole.
                          (Exhibit 99.1 - Exhibit G)
              10.8    --  First Amendment to Employment Agreement dated as of
                          January 1, 2001 between Greate Bay and John C. Hull.
              10.9    --  Second Amendment to Employment Agreement dated as of
                          December 3, 2001 between Greate Bay and John C. Hull.
          ###10.10   --   Amendment No. 1 to Stock Purchase Agreement dated
                          February 4, 2002 by and among ACSC Acquisitions, Inc.,
                          Advanced Casino Systems Corporation, PPI Corporation
                          and Greate Bay. (Exhibit 99.2)
              21.1    --  Subsidiaries of Greate Bay.
            @@99.1    --  Debtors' Joint Chapter 11 Plan Dated December 28,
                          2001. (Exhibit 99.1)
            @@99.2    --  Debtors' Joint Disclosure Statement Dated December 28,
                          2001, in Support of the Debtors' Joint Chapter 11 Plan
                          Dated December 28, 2001. (Exhibit 99.2)
              99.3    --  Notice to Stockholders of Greate Bay Regarding the
                          Debtors' First Amended Joint Plan Dated March 20, 2002
              99.4    --  Debtors' First Amended Joint Chapter 11 Plan Dated
                          March 20, 2002.
              99.5    --  Debtors' First Amended Joint Disclosure Statement
                          Under 11 U.S.C. 1125, Dated March 20, 2002, in Support of the Debtors' First Amended Joint Chapter 11 Plan
                          Dated March 20, 2002.

______________________

               @ Incorporated by reference from the exhibit shown in parenthesis to Greate Bay's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

              @@ Incorporated by reference from the exhibit shown in parenthesis filed in Greate Bay's Report on Form 8-K dated January 9, 2002.

             @@@ Incorporated by reference from the exhibit shown in parenthesis filed in Greate Bay's Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2001.

               + Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-58732) for Hollywood Casino Corporation as filed with the SEC on May 27, 1993.

              ++ Incorporated by reference from the exhibit shown in parenthesis filed in Greate Bay's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

               # Incorporated by reference from the exhibit shown in parenthesis to Greate Bay's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

              ## Incorporated by reference from the exhibit shown in parenthesis to Greate Bay's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

             ### Incorporated by reference from the exhibit shown in parenthesis to Greate Bay's Current Report on Form 8-K dated March 20, 2002 and filed with the Securities Exchange Commission on April 2, 2002.

(b)   Reports on Form 8-K.

      The Registrant did not file any Reports on Form 8-K during the quarter ended December 31, 2001.

      The Registrant filed a Report on Form 8-K on January 9, 2002 to report the filing by the Registrant and three of its wholly owned subsidiaries on December 28, 2001 of voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware together with a joint disclosure statement and a joint Chapter 11 Plan.

      The Registrant filed a Report on Form 8-K on April 2, 2002 to report the completion of its sale of Advanced Casino Systems Corporation to Bally Gaming, Inc., a wholly owned subsidiary of Alliance Gaming Corporation, for $14.6 million.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Egg Harbor Township, State of New Jersey on April 12, 2002.

                                                 GREATE BAY CASINO CORPORATION

                                                 By:/s/ John C. Hull
                                                    ----------------------------
                                                        John C. Hull
                                                   Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

      Signature                      Title                         Date
      ---------                      -----                         ----

/s/ John C. Hull              Chief Executive Officer          April 12, 2002
---------------------------                                 --------------------
    John C. Hull              and Director

/s/ Edward T. Pratt, Jr.      Treasurer, Principal             April 12, 2002
---------------------------                                 --------------------
    Edward T. Pratt, Jr.      Financial and Accounting
                              Officer and Director

/s/ Edward T. Pratt III       President and Chief              April 12, 2002
---------------------------                                 --------------------
    Edward T. Pratt III       Operating Officer

                              Executive Vice
___________________________                                 ____________________
    William D. Pratt          President, General
                              Counsel, Secretary
                              and Director

                              Director
___________________________                                 ____________________
      Jack E. Pratt

/s/ Bernard A. Capaldi        Director                         April 12, 2002
---------------------------                                 --------------------
    Bernard A. Capaldi

/s/ Michael J. Chesser        Director                         April 12, 2002
---------------------------                                 --------------------
    Michael J. Chesser

                      INDEX TO FINANCIAL STATEMENT SCHEDULE


Greate Bay Casino Corporation and Subsidiaries

       --       Independent Auditors' Report

       --       Schedule II; Valuation and Qualifying Accounts

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To Greate Bay Casino Corporation:

We have audited the consolidated financial statements of Greate Bay Casino Corporation and subsidiaries as of, and for each of the three years in the period ended December 31, 2001 and have issued our report thereon dated April 3, 2001; such report is included elsewhere in this Form 10-K. Our audit also includes the financial statement schedule of Greate Bay Casino Corporation listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Dallas, Texas
April 3, 2001

                                                                     SCHEDULE II

                 GREATE BAY CASINO CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                                          Amounts
                                       Balance at        Charged to                                                     Balance
                                       Beginning         Costs and                                                      at End
Description                            of Period         Expenses       Deductions                    Other            of Period
-----------                           ------------      -----------     -----------              ---------------       ---------
Year Ended December 31, 2001:
  Valuation allowance on
     doubtful accounts receivable     $          -      $     8,000     $           -            $             -       $   8,000
                                      ============      ===========     =============            ===============       =========

Year Ended December 31, 2000:
  Valuation allowances on
     affiliates receivables           $    232,000      $     -         $     (54,000)(1)        $      (178,000)(2)   $       -
  Allowance for doubtful
     accounts receivable                    28,000           20,000           (48,000)(1)                      -               -
                                      -------------     -----------     -------------            ---------------       ---------

                                      $    260,000      $    20,000     $    (102,000)           $      (178,000)      $       -
                                      ============      ===========     =============            ===============       =========

Year Ended December 31, 1999:
  Valuation allowances on
     affiliates receivables           $ 20,977,000      $    22,000     $           -            $   (20,767,000)(3)   $ 232,000
  Allowance for doubtful
     accounts receivable                         -           28,000                 -                          -          28,000
                                      ------------      -----------     -------------            ---------------       ---------

                                      $ 20,977,000      $    50,000     $           -            $   (20,767,000)      $ 260,000
                                      ============      ===========     =============            ===============       =========

______________________

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